Form 10-Q
period 2013-06-30
DEAN FOODS CO
filed 2013-08-08
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 26, 2013, the number of shares outstanding of each class of common stock was: 187,899,897

Common Stock, par value $.01

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$25,963	$24,657
Receivables, net	733,131	775,818
Income tax receivable	—	10,492
Inventories	273,035	261,265
Deferred income taxes	56,819	78,861
Prepaid expenses and other current assets	42,640	36,033
Investment in WhiteWave common stock	559,000	—
Assets of discontinued operations	—	2,793,608

Total current assets	1,690,588	3,980,734
Property, plant and equipment, net	1,181,094	1,248,637
Goodwill	86,841	86,841
Deferred income taxes	45,031	49,858
Identifiable intangible and other assets, net	317,763	331,513

Total	$3,321,317	$5,697,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$727,910	$913,631
Income tax payable	234,211	—
Current portion of debt	117,000	10,535
Current portion of litigation settlements	19,101	20,000
Liabilities of discontinued operations	—	1,466,221

Total current liabilities	1,098,222	2,410,387
Long-term debt	1,123,100	2,311,708
Deferred income taxes	51,120	104,835
Other long-term liabilities	351,994	357,313
Long-term litigation settlements	35,364	53,712
Commitments and contingencies (Note 13)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 187,548,619 and 185,563,534 shares issued and outstanding, with a par value of $0.01 per share	1,876	1,856
Additional paid-in capital	771,848	1,375,812
Accumulated deficit	(398,162)	(833,897)
Accumulated other comprehensive income (loss)	285,955	(186,584)

Total Dean Foods Company stockholders’ equity	661,517	357,187
Non-controlling interest	—	102,441

Total stockholders’ equity	661,517	459,628

Total	$3,321,317	$5,697,583

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net sales	$2,227,542	$2,234,841	$4,519,972	$4,582,563
Cost of sales	1,755,242	1,694,939	3,552,440	3,511,517

Gross profit	472,300	539,902	967,532	1,071,046
Operating costs and expenses:
Selling and distribution	331,678	350,600	671,675	714,423
General and administrative	86,388	111,849	171,352	208,493
Amortization of intangibles	925	939	1,875	1,878
Facility closing and reorganization costs	4,939	6,217	10,549	31,652
Litigation settlements	(1,019)	—	(1,019)	—
Impairment of long-lived assets	3,604	—	37,519	—
Other operating loss	2,209	—	2,209	—

Total operating costs and expenses	428,724	469,605	894,160	956,446

Operating income	43,576	70,297	73,372	114,600
Other (income) expense:
Interest expense	90,122	37,916	149,771	80,399
Other income, net	(528)	(2,511)	(363)	(2,080)

Total other expense	89,594	35,405	149,408	78,319

Income (loss) from continuing operations before income taxes	(46,018)	34,892	(76,036)	36,281
Income tax expense (benefit)	(13,961)	15,289	(23,239)	18,036

Income (loss) from continuing operations	(32,057)	19,603	(52,797)	18,245
Income (loss) from discontinued operations, net of tax	(21,761)	39,020	2,891	78,261
Gain (loss) on sale of discontinued operations, net of tax	(65)	(2,458)	491,820	(2,458)

Net income (loss)	(53,883)	56,165	441,914	94,048
Net income attributable to non-controlling interest in discontinued operations	(2,987)	—	(6,179)	—

Net income (loss) attributable to Dean Foods Company	$(56,870)	$56,165	$435,735	$94,048

Average common shares:
Basic	186,834,835	184,557,823	186,430,261	184,331,313
Diluted	186,834,835	185,257,724	186,430,261	185,250,192
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.17)	$0.10	$(0.28)	$0.10
Income (loss) from discontinued operations attributable to Dean Foods Company	(0.13)	0.20	2.62	0.41

Net income (loss) attributable to Dean Foods Company	$(0.30)	$0.30	$2.34	$0.51

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.17)	$0.10	$(0.28)	$0.10
Income (loss) from discontinued operations attributable to Dean Foods Company	(0.13)	0.20	2.62	0.41

Net income (loss) attributable to Dean Foods Company	$(0.30)	$0.30	$2.34	$0.51

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income (loss)	$(53,883)	$56,165	$441,914	$94,048
Other comprehensive income (loss):
Cumulative translation adjustment	4,533	(19,191)	(10,517)	(5,888)
Net change in fair value of derivative instruments, net of tax	37,697	(4,492)	58,156	234
Net pension and other postretirement liability adjustment, net of tax	2,088	2,361	4,939	4,080
Unrealized gain on available-for-sale securities	385,552	—	385,552	—

Other comprehensive income (loss)	429,870	(21,322)	438,130	(1,574)

Comprehensive income	375,987	34,843	880,044	92,474
Comprehensive income attributable to non-controlling interest	3,649	—	4,795	—

Comprehensive income attributable to Dean Foods Company	$372,338	$34,843	$875,249	$92,474

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock			Retained	Accumulated	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2012	185,563,534	$1,856	$1,375,812	$(833,897)	$(186,584)	$102,441	$459,628
Issuance of common stock, net of tax impact of share-based compensation	1,985,085	20	4,577	—	—	—	4,597
Share-based compensation expense	—	—	8,541	—	—	—	8,541
Share-based compensation expense for subsidiary shares	—	—	—	—	—	7,733	7,733
Net income attributable to non-controlling interest	—	—	—	—	—	6,179	6,179
Other comprehensive income (loss):	—	—	—	—	—	—	—
Net income attributable to Dean Foods Company	—	—	—	435,735	—	—	435,735
Change in fair value of derivative instruments, net of tax benefit of $41	—	—	—	—	(154)	10	(144)
Amounts reclassified to income statement related to hedging activities, net of tax of $36,710	—	—	—	—	58,300	—	58,300
Cumulative translation adjustment	—	—	—	—	(9,119)	(1,398)	(10,517)
Pension and other postretirement benefit liability adjustment, net of tax of $2,807	—	—	—	—	4,935	4	4,939
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	385,552	—	385,552
Spin-Off of The WhiteWave Foods Company	—	—	(617,082)	—	33,025	(114,969)	(699,026)

Balance, June 30, 2013	187,548,619	$1,876	$771,848	$(398,162)	$285,955	$—	$661,517

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock				Accumulated	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)
Balance, December 31, 2011	183,745,789	$1,837	$1,086,804	$(992,519)	$(199,520)	$4,747	$(98,651)
Issuance of common stock, net of tax impact of share-based compensation	1,081,939	11	(7,193)	—	—	—	(7,182)
Share-based compensation expense	—	—	15,002	—	—		15,002
Wind-down of joint venture	—	—	—	—	—	(4,747)	(4,747)
Other comprehensive income (loss):	—	—	—	—	—	—	—
Net income attributable to Dean Foods Company	—	—	—	94,048	—	—	94,048
Change in fair value of derivative instruments, net of tax benefit of $10,118	—	—	—	—	(15,668)	—	(15,668)
Amounts reclassified to income statement related to hedging activities, net of tax of $10,416	—	—	—	—	15,902	—	15,902
Cumulative translation adjustment	—	—	—	—	(5,888)	—	(5,888)
Pension and other postretirement benefit liability adjustment, net of tax of $2,241	—	—	—	—	4,080	—	4,080

Balance, June 30, 2012	184,827,728	$1,848	$1,094,613	$(898,471)	$(201,094)	$—	$(3,104)

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30
	2013	2012
Cash flows from operating activities:
Net income	$441,914	$94,048
Income from discontinued operations, net of tax	(2,891)	(78,261)
(Gain) loss on sale of discontinued operations, net of tax	(491,820)	2,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,387	92,639
Share-based compensation expense	13,594	21,497
(Gain) loss on divestitures and other, net	(1,021)	9,355
Impairment of long-lived assets	37,519	—
Write-off of financing costs	1,426	—
Recognition of accumulated losses from de-designated cash flow hedges	63,454	—
Deferred income taxes	(17,001)	29,329
Other	285	4,107
Changes in operating assets and liabilities:
Receivables	41,829	68,391
Inventories	(11,427)	3,801
Prepaid expenses and other assets	(1,950)	(2,665)
Accounts payable and accrued expenses	(152,193)	(68,341)
Termination of interest rate swap liability	(28,147)	—
Income tax receivable/payable	(208,964)	17,119
Litigation settlements	(19,082)	(61,325)

Net cash provided by (used in) operating activities-continuing operations	(245,088)	132,152
Net cash provided by operating activities-discontinued operations	14,174	182,094

Net cash provided by (used in) operating activities	(230,914)	314,246
Cash flows from investing activities:
Payments for property, plant and equipment	(48,992)	(43,229)
Proceeds from insurance and other recoveries	—	2,996
Proceeds from sale of fixed assets	4,271	10,038

Net cash used in investing activities-continuing operations	(44,721)	(30,195)
Net cash provided by (used in) investing activities-discontinued operations	1,403,494	(49,231)

Net cash provided by (used in) investing activities	1,358,773	(79,426)
Cash flows from financing activities:
Repayments of senior secured term loan debt	(1,027,196)	(141,253)
Proceeds from senior secured revolver	510,750	1,048,700
Payments for senior secured revolver	(658,750)	(1,031,400)
Proceeds from receivables-backed facility	388,000	1,366,632
Payments for receivables-backed facility	(296,000)	(1,447,618)
Payments of financing costs	(575)	—
Issuance of common stock, net of share repurchases for withholding taxes	8,785	1,411
Tax savings on share-based compensation	172	323

Net cash used in financing activities-continuing operations	(1,074,814)	(203,205)
Net cash used in financing activities-discontinued operations	(51,584)	(9,649)

Net cash used in financing activities	(1,126,398)	(212,854)
Effect of exchange rate changes on cash and cash equivalents	(155)	315

Increase in cash and cash equivalents	1,306	22,281
Cash and cash equivalents, beginning of period	24,657	18,147

Cash and cash equivalents, end of period	$25,963	$40,428

See Notes to Condensed Consolidated Financial Statements.

1. General

Nature of Our Business — We are a leading food and beverage company and the largest processor and distributor of milk and other fluid dairy products in the United States. We have aligned our leadership teams, operating strategies and supply chain initiatives into a single operating and reportable segment. We sell a variety of fluid dairy and other dairy products such as milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products sold under more than 50 familiar local and regional brands and a wide array of private labels. We also produce and distribute Tru Moo®, which is our nationally branded, healthier, reformulated flavored milk.

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 27, 2013. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and six months periods ended June 30, 2013 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.

On December 2, 2012, we entered into an agreement to sell our Morningstar division to a third party. The sale of our Morningstar division closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our prior senior secured credit facility. See Note 6. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations for all periods presented herein. See Note 3.

As discussed in Note 2, in October 2012, The WhiteWave Foods Company (“WhiteWave”) completed its initial public offering (the “WhiteWave IPO”). Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave. On May 1, 2013, our Board of Directors declared a dividend of an aggregate of 47,686,000 shares of Class A common stock and 67,914,000 shares of Class B common stock of WhiteWave to holders of record of Dean Foods common stock at the close of business on May 17, 2013, the record date. The dividend was distributed on May 23, 2013. Upon completion of the WhiteWave spin-off, we ceased to own a controlling financial interest in WhiteWave, and WhiteWave’s results of operations have been reclassified as discontinued operations for all periods presented herein. See Note 3. Subsequent to the WhiteWave spin-off, we retained ownership of 34,400,000 shares of WhiteWave’s Class A common stock, or approximately 19.9% of the economic interest of WhiteWave, which we disposed of in July 2013 in a tax-free debt-for-equity exchange transaction as set forth in more detail in Note 2 below. Upon completion of the offering, we do not own any shares of WhiteWave common stock. WhiteWave’s Class A common stock and Class B common stock are listed on the New York Stock Exchange (“NYSE”) under the symbols “WWAV” and “WWAV-B”, respectively.

Beginning in the first quarter of 2013, we combined the results of our legacy Fresh Dairy Direct business and the corporate items previously categorized as “Corporate and Other” into a single reportable segment, as all of our corporate activities now directly support our ongoing dairy operations. This change reflects the manner in which our Chief Executive Officer determines strategy and investment plans for our business given the changes to our operating structure as a result of the WhiteWave spin-off and the Morningstar sale. All operating results herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales and operating income.

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

2. WhiteWave Spin-Off Transaction and Disposition of Remaining Ownership of WhiteWave Common Stock

WhiteWave IPO and Spin-Off Transaction — On October 31, 2012, WhiteWave completed the WhiteWave IPO, and sold 23 million shares of its Class A common stock at a price to the public of $17 per share. Prior to completion of the WhiteWave IPO, we contributed the capital stock of WWF Operating Company (“WWF Opco”), another wholly-owned subsidiary of ours that held substantially all of the assets and liabilities associated with our WhiteWave segment, to WhiteWave in exchange for 150 million shares of Class B common stock of WhiteWave.

The WhiteWave IPO was accounted for as an equity transaction in accordance with ASC 810 and no gain or loss was recognized as we retained the controlling financial interest immediately upon completion of the transaction. The WhiteWave IPO increased our equity attributable to non-controlling interest by $98.1 million, which represented the carrying value of the non-controlling interest, increased our additional paid-in capital by $265 million and reduced our accumulated other comprehensive loss by $4.5 million.

WhiteWave contributed $282 million of the net proceeds from the WhiteWave IPO to WWF Opco, which used those proceeds, together with substantially all of the net proceeds of the initial borrowings described in Note 10 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K, to repay then-outstanding obligations under intercompany notes owed to Dean Foods Company. Dean Foods Company subsequently utilized these proceeds to prepay a portion of the outstanding indebtedness under our prior senior secured credit facility. The remaining net proceeds of approximately $86 million were used to repay indebtedness under WhiteWave’s inaugural senior secured credit facilities.

Upon completion of the WhiteWave IPO, we owned no shares of WhiteWave Class A common stock and 150 million shares of WhiteWave’s Class B common stock, which represented 100% of the outstanding shares of WhiteWave’s Class B common stock. The rights of the holders of the shares of Class A common stock and Class B common stock were identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share, and each share of class B common stock was, at that time, entitled to ten votes per share, subject to reduction in accordance with the terms of WhiteWave’s amended and restated certificate of incorporation, on all matters presented to WhiteWave stockholders. Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave.

On May 1, 2013, our Board of Directors approved the distribution to our stockholders of a portion of our remaining equity interest in WhiteWave and announced the approximate distribution ratios, record date and distribution date for the WhiteWave spin-off. On May 23, 2013, we completed our previously announced spin-off of WhiteWave through a tax-free distribution to our stockholders of an aggregate of 47,686,000 shares of WhiteWave Class A common stock and 67,914,000 shares of WhiteWave Class B common stock as a pro rata dividend on the shares of Dean Foods common stock outstanding at the close of business on the record date of May 17, 2013. Each share of Dean Foods common stock received 0.25544448 shares of WhiteWave Class A common stock and 0.36380189 shares of WhiteWave Class B common stock in the distribution.

Fractional shares of WhiteWave Class A common stock and WhiteWave Class B common stock were not distributed to Dean Foods stockholders; instead, the fractional shares were aggregated and sold in the open market, with the net proceeds distributed on a pro rata basis in the form of cash payments to Dean Foods stockholders who would otherwise have held WhiteWave fractional shares. The WhiteWave spin-off qualified as a tax-free distribution to Dean Foods stockholders for U.S. federal tax purposes; however, the cash received in lieu of fractional shares was taxable.

Additionally, on May 1, 2013, we announced that we had consented to the reduction in the voting rights of WhiteWave Class B common stock effective upon the completion of the WhiteWave spin-off. At such time, each share of WhiteWave Class B common stock became entitled to ten votes with respect to the election and removal of directors and one vote with respect to all other matters submitted to a vote of WhiteWave’s stockholders. On the distribution date, we provided notice to WhiteWave of the conversion of 82,086,000 shares of WhiteWave Class B common stock owned by us into 82,086,000 shares of WhiteWave Class A common stock, of which 47,686,000 shares of WhiteWave Class A common stock were distributed in the WhiteWave spin-off. The conversion was effective at the close of business on the distribution date.

In connection with the WhiteWave spin-off, we recorded a $617.1 million reduction to additional paid-in capital. The distribution was recorded through additional paid-in capital rather than through retained earnings, as we were in an accumulated deficit position at the time of the WhiteWave spin-off. We retained ownership of 34,400,000 shares of WhiteWave’s Class A common stock, or approximately 19.9% of the economic interest of WhiteWave, which we disposed of in July 2013 in a tax-free transaction as set forth in more detail below. As of June 30, 2013, we have accounted for our investment in WhiteWave common stock using the fair value method of accounting for available-for-sale securities in accordance with Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities.” Upon completion of the WhiteWave spin-off, we have reclassified WhiteWave’s results of operations as discontinued operations for all periods presented. See Note 3.

Disposition of Remaining Ownership of WhiteWave Common Stock — On July 11, 2013, in connection with the anticipated monetization of our remaining shares of Class A common stock of WhiteWave, we entered into a loan agreement with certain lenders, pursuant to which we were provided with two term loans in an aggregate principal amount of $626.75 million, consisting of a $545 million term loan required to be repaid no later than August 12, 2013, and an $81.75 million term loan required to be repaid no later than September 9, 2013. We will use the proceeds from the credit facility for general corporate purposes. Loans outstanding under the credit facility bore interest at the Adjusted LIBO Rate (as defined in the loan agreement) plus a margin of 2.50%. We were permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than any applicable LIBOR breakage costs).

The credit facility was unsecured and was guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the loan agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The loan agreement contained certain representations, warranties and covenants, including, but not limited to specified restrictions on acquisitions and payment of dividends, as well as maintenance of certain liquidity levels. The loan agreement also contained customary events of default and related cure provisions. We were required to comply with a maximum consolidated net leverage ratio initially set at 4.00 to 1.00 and a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

On July 25, 2013, we announced the closing of a secondary public offering of 34.4 million shares of Class A common stock owned by us at a public offering price of $17.75 per share. Following the closing of the offering, we no longer held any shares of WhiteWave common stock.

Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock in partial satisfaction of the two term loans, which loans were held by two of the underwriters in the offering, as described more fully above. The underwriters subsequently sold these shares of WhiteWave’s Class A common stock in the offering. Following the closing of the debt-for-equity exchange, we prepaid the non-exchanged balance of the two term loans in full and terminated the loan agreement. We expect to record a gain in continuing operations of approximately $415 million in the third quarter of 2013 related to the disposition of our investment in WhiteWave common stock. As the debt-for-equity exchange qualified as a tax-free transaction pursuant to the terms of our private-letter ruling from the IRS, we do not expect to incur any income tax expense associated with the transaction.

3. Discontinued Operations

WhiteWave and Morningstar

WhiteWave — As discussed in Note 2, on May 23, 2013, we completed our spin-off of WhiteWave through a tax-free distribution to our stockholders.

Following the WhiteWave spin-off, we retained 34.4 million shares of WhiteWave’s Class A common stock, or approximately 19.9% of WhiteWave’s economic interest. As of June 30, 2013, the investment is recorded at fair value in the Investment in WhiteWave common stock line item in our unaudited Condensed Consolidated Balance Sheet and is classified as available-for-sale in accordance with ASC 320, which requires the investment to be marked to market with unrealized gains and losses recorded in accumulated other comprehensive income until realized or until losses are deemed to be other-than-temporary. Our investment does not provide us with the ability to influence the operating or financial policies of WhiteWave and accordingly does not constitute significant continuing involvement. Furthermore, while we are a party to a separation agreement and various other agreements relating to the separation, including a transitional services agreement, an amended and restated tax matters agreement, an employee matters agreement and certain other commercial agreements, we have determined that the continuing cash flows generated by these agreements, and our investment in WhiteWave common stock, which was monetized subsequent to June 30, 2013 as discussed in Note 2 and below, do not constitute significant continuing involvement in the operations of WhiteWave. Accordingly, the net assets, operating results and cash flows of WhiteWave, previously reported in the WhiteWave segment, are presented separately as discontinued operations for all periods presented herein. No gain or loss was recognized in connection with the WhiteWave spin-off, but subsequent unrealized gains or losses on our investment in WhiteWave common stock have been recognized as a component of other comprehensive income (see Note 10). No related deferred tax impact has been recorded as the disposition of our remaining investment in WhiteWave was completed in July 2013 in the tax-free debt-for-equity transaction described in Note 2.

Subsequent to the spin-off and through June 30, 2013, our net sales to WhiteWave totaled $2.5 million and our purchases from WhiteWave totaled $9.9 million. These transactions, which were previously eliminated in consolidation prior to the spin-off, are now reflected as third-party transactions in our unaudited Condensed Consolidated Statements of Operations. At June 30, 2013, accounts receivable from WhiteWave of $7.1 million and accounts payable to WhiteWave of $5.6 million are presented as third-party balances in our unaudited Condensed Consolidated Balance Sheet.

WhiteWave is a stand-alone public company which separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of WhiteWave included within discontinued operations may not be indicative of the actual financial results of WhiteWave as a stand-alone company.

As described more fully in Note 2 and Note 6, a secondary public offering of all of the shares of WhiteWave common stock owned by us closed on July 25, 2013. Immediately prior to the closing of the offering, we exchanged these shares with certain debt holders, who were two of the underwriters in the offering, in partial satisfaction of certain short-term debt outstanding. The debt-for-equity exchange resulted in total cash proceeds to us, net of underwriting fees, of approximately $589 million. Following the closing of the debt-for-equity exchange, we no longer held any shares of WhiteWave’s common stock. During the third quarter of 2013, we expect to record a gain in continuing operations of approximately $415 million related to the disposition of our investment in WhiteWave common stock.

Morningstar — On December 2, 2012, we entered into an agreement to sell our Morningstar division to a third party. Morningstar is a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. The sale of our Morningstar division closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our prior senior secured credit facility. See Note 6 “ —Prior Amended & Restated Senior Secured Credit Facility (Terminated Effective July 2, 2013)”. We recorded a gain of $871.3 million ($492.1 million, net of tax) on the sale of Morningstar, which excludes $22.9 million of transaction costs recognized in discontinued operations during the year ended December 31, 2012. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations for the three and six months ended June 30, 2013 and 2012 and as of December 31, 2012.

The following is a summary of assets and liabilities attributable to discontinued operations as of December 31, 2012:

	WhiteWave	Morningstar	Total
	(In thousands)
Assets
Current assets	$353,155	$154,211	$507,366
Property, plant and equipment, net	624,642	176,582	801,224
Goodwill	765,586	306,095	1,071,681
Identifiable intangibles and other assets, net	377,236	36,101	413,337

Assets of discontinued operations	$2,120,619	$672,989	$2,793,608

	WhiteWave	Morningstar	Total
	(In thousands)
Liabilities
Accounts payable and accrued expenses	$290,987	$94,188	$385,175
Debt	780,550	97	780,647
Other long-term liabilities	293,352	7,047	300,399

Liabilities of discontinued operations	$1,364,889	$101,332	$1,466,221

The following is a summary of operating results and certain other directly attributable expenses, including interest expense, which are included in discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30
	2013				2012
	WhiteWave		Morningstar	Total	WhiteWave	Morningstar	Total
	(In thousands)
Operations:
Net sales	$354,085		$—	$354,085	$528,154	$362,509	$890,663
Income (loss) before income taxes	19,976		(500)	19,476	34,044	25,201	59,245
Income tax	(41,431	) (1)	194	(41,237)	(11,091)	(9,134)	(20,225)

Net income (loss)	$(21,455)		$(306)	$(21,761)	$22,953	$16,067	$39,020

	Six months ended June 30
	2013				2012
	WhiteWave		Morningstar	Total	WhiteWave	Morningstar	Total
	(In thousands)
Operations:
Net sales	$940,431		$5,919	$946,350	$1,050,884	$706,151	$1,757,035
Income before income taxes	57,126		109	57,235	76,225	43,336	119,561
Income tax	(54,306	) (1)	(38)	(54,344)	(25,455)	(15,845)	(41,300)

Net income	$2,820		$71	$2,891	$50,770	$27,491	$78,261

(1)	The income tax expense attributable to WhiteWave during the three and six months ended June 30, 2013 includes approximately $31.1 million related to certain deferred intercompany transactions which were recognized upon the completion of the WhiteWave spin-off. Because these liabilities arose as a direct result of the spin-off of WhiteWave, we have reflected the income statement impact of such liabilities as a component of discontinued operations.

Other

In July 2012, pursuant to a settlement reached with respect to certain contingent obligations that we retained in connection with the 2006 sale of our Iberian operations, we paid a total of €5.7 million ($7.2 million), which was inclusive of accrued interest and related fees and expenses, and incurred charges of $2.5 million, net of tax, which were in addition to amounts we had previously accrued in connection with these contingent obligations. The additional charges recorded during 2012 were included in gain (loss) on sale of discontinued operations, net of tax in our unaudited Condensed Consolidated Statements of Operations.

The following is a summary of directly attributable transaction expenses which are included in discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(In thousands)
WhiteWave	$9,010	$4,000	$12,464	$4,000
Morningstar	300	1,500	300	1,500

Total	$9,310	$5,500	$12,764	$5,500

During the three and six months ended June 30, 2013 and 2012 we incurred an immaterial amount of expense related to other transactional activities, which is recorded in general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations.

4. Inventories

Inventories, net of obsolescence reserves of $0.4 million and $0.3 million at June 30, 2013 and December 31, 2012, respectively, consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials and supplies	$103,304	$101,603
Finished goods	169,731	159,662

Total	$273,035	$261,265

5. Goodwill and Intangible Assets

Upon completion of the WhiteWave spin-off, our remaining goodwill of $86.8 million is attributable to our ongoing dairy operations (formerly referred to as our Fresh Dairy Direct operations). There were no changes in our goodwill balance during the six months ended June 30, 2013.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$223,181	$—	$223,181	$226,081	$—	$226,081
Intangible assets with finite lives:
Customer-related and other (2)	49,225	(27,283)	21,942	53,313	(26,544)	26,769
Trademarks	9,596	(5,567)	4,029	9,596	(5,037)	4,559

Total	$282,002	$(32,850)	$249,152	$288,990	$(31,581)	$257,409

(1)	In the first quarter of 2013, as a result declining volumes and projected future cash flows related to one of our indefinite-lived trademarks, we recorded an impairment charge of $2.9 million to reduce the carrying value of the trademark to its estimated fair value. This charge was recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations.
(2)	During the first quarter of 2013, we wrote off a favorable lease asset with a net book value of $3.5 million in connection with our abandonment of the facility to which the favorable lease relates. This charge was recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations.

Amortization expense on intangible assets for the three months ended June 30, 2013 and 2012 was $0.9 million and $1.0 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2013 and 2012 was $1.9 million. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2013	$3.7
2014	3.0
2015	3.0
2016	2.9
2017	2.4

6. Debt

Our outstanding debt as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013			December 31, 2012
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$117,000	1.00	%*	$1,292,197	4.82	%*
Senior notes due 2016	499,277	7.00		499,167	7.00
Senior notes due 2018	400,000	9.75		400,000	9.75

	1,016,277			2,191,364

Subsidiary debt obligations:
Senior notes due 2017	131,823	6.90		130,879	6.90
Receivables-backed facility	92,000	1.20		—	—

	223,823			130,879

	1,240,100			2,322,243
Less current portion	(117,000)			(10,535)

Total long-term portion	$1,123,100			$2,311,708

*	Represents a weighted average rate, including applicable interest rate margins, for the prior credit facility.

The scheduled maturities of long-term debt at June 30, 2013 were as follows (in thousands):

Total
2013	$—
2014	117,000
2015	92,000
2016	500,000
2017	142,000
Thereafter	400,000

Subtotal	1,251,000
Less discounts	(10,900)

Total outstanding debt	$1,240,100

Prior Amended & Restated Senior Secured Credit Facility (Terminated Effective July 2, 2013) — As described below under “New Senior Secured Credit Facility (executed July 2, 2013),” in July 2013, we replaced our prior senior secured credit facility, which we refer to as our prior credit facility, with a new senior secured credit facility. Our prior credit facility consisted of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A and a $1.8 billion seven-year term loan B. In 2010, we amended and restated the agreement governing the prior credit facility, which included extension of the maturity dates for certain principal amounts, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio and the addition of a senior secured leverage ratio (each as defined in the credit agreement for the prior credit facility), and the amendment of certain other terms.

In October 2012, we used the combined proceeds we received from the WhiteWave IPO and WhiteWave’s initial borrowings under its senior secured credit facilities described in Note 10 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K to repay in full the then-outstanding $480 million aggregate principal amount of our 2014 Tranche A term loan and the then-outstanding $675 million aggregate principal amount of our outstanding 2014 Tranche B term loan. Additionally, as discussed in Note 3, on January 3, 2013, we completed the sale of our Morningstar division and received net proceeds of approximately $1.45 billion, a portion of which was used for the full repayment of $480 million in outstanding 2016 Tranche B term loan borrowings, $547 million in outstanding 2017 Tranche B term loan borrowings and $265 million in revolver borrowings outstanding as of December 31, 2012. As a result of these principal repayments, we wrote off $1.5 million in previously deferred financing costs related to the prior credit facility during the six months ended June 30, 2013.

At June 30, 2013, there were outstanding borrowings of $117 million under the prior revolving credit facility. Our average daily balance under the prior revolving credit facility during the six months ended June 30, 2013 was $17.5 million. Letters of credit in the aggregate amount of $1.0 million were issued under the prior revolving credit facility but undrawn as of June 30, 2013.

Effective April 2, 2012, pursuant to the terms of the credit agreement for the prior credit facility, the total commitment amount available to us under the prior revolving credit facility decreased from $1.5 billion to $1.275 billion, and any principal borrowings on a pro rata basis related to the $225 million of non-extended revolving credit facility commitments were reallocated to the remaining portion of the facility. Additionally, in connection with the WhiteWave IPO discussed in Note 2, effective October 31, 2012, we voluntarily reduced the total commitment amount available to us under the revolving credit facility from $1.275 billion to $1.0 billion. No principal payments were due on these prior revolving credit facility commitments until April 2, 2014.

The prior credit facility was available for the issuance of up to $350 million of letters of credit and up to $150 million of swing line loans. The prior credit facility was secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility. The credit agreement governing our prior credit facility contained standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The prior credit agreement did not contain any requirements to maintain specific credit rating levels.

On July 2, 2013, we terminated our prior credit agreement, replacing it with the new credit agreement described below. During the third quarter of 2013, as a result of the termination, we expect to write off approximately $5.4 million in previously deferred financing costs associated with the prior credit facility.

New Senior Secured Credit Facility (Executed July 2, 2013) — On July 2, 2013, we entered into a credit agreement pursuant to which the lenders provided us with a five-year senior secured revolving credit facility in the amount of up to $750 million. Under the agreement, we also have the right to request an increase of the aggregate commitment under the credit facility by, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The proceeds of the credit facility will be used to finance our working capital needs and for general corporate purposes of us and our subsidiaries. The senior secured credit facility is available for the issuance of up to $200 million of letters of credit and up to $150 million of swing line loans. The facility will terminate on July 2, 2018.

Loans outstanding under the new senior secured credit facility will bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.25% (which is initially 1.75%) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.25% (which is initially 0.75%) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we will be obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.

The new senior secured credit facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the credit agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The facility is secured by a first priority perfected security interest in substantially all of the personal property of us and our guarantors, whether consisting of tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the guarantors and (ii) 65% of the shares of our capital stock or the capital stock of any guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the credit agreement. The collateral does not include any real property, the capital stock and any assets of any unrestricted subsidiary, any shares of Class A common stock of WhiteWave which we owned as of the date the new credit agreement was executed, or any capital stock of any direct or indirect subsidiary of Dean Holding Company which owns any real property.

The credit agreement governing the new senior secured credit facility contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The credit agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum consolidated net leverage ratio initially set at 4.00 to 1.00 and stepping down to 3.50 to 1.00 after the earlier of: (i) the end of the fiscal quarter in which we have disposed of at least 90% of the shares of Class A common stock of WhiteWave that we owned as of the date the credit agreement was executed or (ii) the fiscal quarter ending December 31, 2014; and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

On July 2, 2013, we drew approximately $132.3 million under the new senior secured credit facility and used the proceeds to, among other things, refinance amounts outstanding under the prior credit agreement discussed above. We incurred approximately $6 million of fees in connection with the execution of the new senior secured credit facility, which we expect to capitalize during the third quarter of 2013 and amortize to interest expense over the five-year term of the facility.

Short Term Credit Facility and Debt-for-Equity Exchange Agreement — As discussed in Note 2, on July 11, 2013, in connection with the anticipated monetization of our remaining shares of WhiteWave’s Class A common stock, we entered into a loan agreement with certain lenders, pursuant to which we were provided with two term loans in an aggregate principal amount of $626.75 million, consisting of a $545 million term loan required to be repaid no later than August 12, 2013, and an $81.75 million term loan required to be repaid no later than September 9, 2013. We will use the proceeds from the credit facility for general corporate purposes. Loans outstanding under the short-term credit facility bore interest at the Adjusted LIBO Rate (as defined in the loan agreement) plus a margin of 2.50%. We were permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than any applicable LIBOR breakage costs).

The credit facility was unsecured and was guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the loan agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The loan agreement contained certain representations, warranties and covenants, including, but not limited to specified restrictions on acquisitions and payment of dividends, as well as maintenance of certain liquidity levels. The loan agreement also contained customary events of default and related cure provisions. We were required to comply with a maximum consolidated net leverage ratio initially set at 4.00 to 1.00 and a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

As disclosed in Note 2, on July 25, 2013, we announced the closing of a secondary public offering of approximately 34.4 million shares of Class A common stock of WhiteWave owned by us at a public offering price of $17.75 per share. Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock for approximately $589 million of the two term loans, which loans were held by two of the underwriters in the offering, as described more fully above. Following the closing of the debt-for-equity exchange, we prepaid the non-exchanged balance of the two term loans in full and terminated the loan agreements.

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

On March 8, 2013, we amended the agreement governing the receivables-backed facility. The terms of the agreement were modified to extend the liquidity termination date to March 6, 2015, to reduce the total commitment amount under the facility from $600 million to $550 million to reflect the sale of Morningstar and the WhiteWave IPO and spin-off, and to modify certain other terms. We incurred fees of $0.6 million in connection with the amendment, which were capitalized and will be amortized as a component of interest expense over the term of the receivables-backed facility.

Based on the monthly borrowing base formula, we had the ability to borrow up to $491.1 million of the total commitment amount under the receivables-backed facility as of June 30, 2013. The total amount of receivables sold to these entities as of June 30, 2013 was $649.7 million. During the first six months of 2013 we borrowed $388.0 million and subsequently repaid $296.0 million under the facility with a remaining drawn balance of $92.0 million as of June 30, 2013, excluding letters of credit in the aggregate amount of $209.0 million that were issued under the facility but undrawn, resulting in remaining available borrowing capacity of $190.1 million at June 30, 2013. Our average daily balance under this facility during the six months ended June 30, 2013 was $7.0 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin.

On July 2, 2013, we amended our receivables purchase agreement to implement certain modifications in connection with the new senior secured credit facility described above.

Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We made the first installment payment in June 2013 and expect to make the second installment payment in June 2014. The amount of the letter of credit was reduced in June 2013, to $60.9 million, to reflect the first installment payment.

We are currently in compliance with all covenants under our credit agreements, and we expect to maintain such compliance for the foreseeable future.

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and on August 3, 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at June 30, 2013 was $400.0 million.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at June 30, 2013 was $499.3 million.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at June 30, 2013 was $131.8 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

See Note 7 for information regarding the fair value of the 2016 and 2018 senior notes and the subsidiary senior notes due 2017 as of June 30, 2013.

Guarantor Information — The 2016 and 2018 senior notes described above are our unsecured obligations and, except as described below, are fully and unconditionally, jointly and severally guaranteed by substantially all of our 100%-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the 100%-owned subsidiary guarantors of the senior notes and, separately, the combined results of the 100%-owned and majority-owned subsidiaries that are not a party to the guarantees. The 100%-owned non-guarantor subsidiaries reflect certain foreign and other operations, in addition to our receivables securitization subsidiaries.

Upon completion of the WhiteWave IPO discussed in Note 2, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors for the 2016 and 2018 senior notes. Additionally, effective upon completion of the Morningstar sale on January 3, 2013, Morningstar and its subsidiaries were no longer parties to the guarantees. Therefore, the activity and balances allocated to discontinued operations related to the WhiteWave spin-off, which was completed on May 23, 2013, and the Morningstar divestiture have been recast in the tables below for all periods presented to include Morningstar and its subsidiaries and WhiteWave and its subsidiaries in the non-guarantor column as these parties are no longer guarantors of the 2016 or 2018 senior notes.

	Unaudited Condensed Consolidating Balance Sheet as of June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,121	$8,156	$9,686	$—	$25,963
Receivables, net	1,523	94,254	637,354	—	733,131
Inventories	—	273,035	—	—	273,035
Intercompany receivables	—	5,619,408	—	(5,619,408)	—
Other current assets	(2,062)	101,541	(20)	—	99,459
Investment in WhiteWave common stock	559,000	—	—	—	559,000

Total current assets	566,582	6,096,394	647,020	(5,619,408)	1,690,588
Property, plant and equipment, net	44	1,180,774	276	—	1,181,094
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	94,714	268,007	73	—	362,794
Investment in subsidiaries	6,592,795	71,415	—	(6,664,210)	—

Total	$7,254,135	$7,703,431	$647,369	$(12,283,618)	$3,321,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,941	$661,143	$(174)	$—	$727,910
Income tax payable	234,211	—	—	—	234,211
Intercompany payables	5,115,111	—	504,297	(5,619,408)	—
Current portion of debt	117,000	—	—	—	117,000
Current portion of litigation settlements	19,101	—	—	—	19,101

Total current liabilities	5,552,364	661,143	504,123	(5,619,408)	1,098,222
Long-term debt	899,277	131,823	92,000	—	1,123,100
Other long-term liabilities	105,613	297,179	322	—	403,114
Long-term litigation settlements	35,364	—	—	—	35,364
Dean Foods Company stockholders’ equity (deficit)	661,517	6,613,286	50,924	(6,664,210)	661,517

Total	$7,254,135	$7,703,431	$647,369	$(12,283,618)	$3,321,317

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,242	$—	$9,415	$—	$24,657
Receivables, net	1,172	39,879	734,767	—	775,818
Income tax receivable	10,291	201	—	—	10,492
Inventories	—	261,265	—	—	261,265
Intercompany receivables	—	4,326,672	—	(4,326,672)	—
Other current assets	6,464	108,426	4	—	114,894
Assets of discontinued operations	—	—	2,793,608	—	2,793,608

Total current assets	33,169	4,736,443	3,537,794	(4,326,672)	3,980,734
Property, plant and equipment, net	4	1,244,616	4,017	—	1,248,637
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	101,508	279,960	(97)	—	381,371
Investment in subsidiaries	6,335,400	74,054	—	(6,409,454)	—

Total	$6,470,081	$6,421,914	$3,541,714	$(10,736,126)	$5,697,583

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$144,181	$769,646	$(196)	$—	$913,631
Intercompany payables	3,591,077	—	735,595	(4,326,672)	—
Current portion of debt	10,534	1	—	—	10,535
Current portion of litigation settlements	20,000	—	—	—	20,000
Liabilities of discontinued operations	—	—	1,466,221	—	1,466,221

Total current liabilities	3,765,792	769,647	2,201,620	(4,326,672)	2,410,387
Long-term debt	2,180,829	130,879	—	—	2,311,708
Other long-term liabilities	112,561	347,939	1,648	—	462,148
Long-term litigation settlements	53,712	—	—	—	53,712
Dean Foods Company stockholders’ equity (deficit)	357,187	5,173,449	1,236,005	(6,409,454)	357,187
Non-controlling interest	—	—	102,441	—	102,441

Total stockholders’ equity (deficit)	357,187	5,173,449	1,338,446	(6,409,454)	459,628

Total	$6,470,081	$6,421,914	$3,541,714	$(10,736,126)	$5,697,583

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,223,253	$4,289	$—	$2,227,542
Cost of sales	—	1,752,214	3,028	—	1,755,242

Gross profit	—	471,039	1,261	—	472,300
Selling and distribution	—	331,159	519	—	331,678
General and administrative	(362)	86,357	393	—	86,388
Amortization of intangibles	—	925	—	—	925
Facility closing and reorganization costs	—	4,939	—	—	4,939
Litigation settlements	(1,019)	—	—	—	(1,019)
Impairment of long-lived assets	—	3,604	—	—	3,604
Other operating loss	—	2,209	—	—	2,209
Interest expense	86,124	3,016	982	—	90,122
Other (income) expense, net	400	(536)	(392)	—	(528)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(85,143)	39,366	(241)	—	(46,018)
Income tax expense (benefit)	(29,975)	16,123	(109)	—	(13,961)

Income (loss) before equity in earnings (loss) of subsidiaries	(55,168)	23,243	(132)	—	(32,057)
Equity in earnings (loss) of consolidated subsidiaries	(1,702)	297	0	1,405	—

Income (loss) from continuing operations	(56,870)	23,540	(132)	1,405	(32,057)
Loss from discontinued operations, net of tax	—	—	(21,761)	—	(21,761)
Loss on sale of discontinued operations, net of tax	—	(63)	(2)	—	(65)

Net income (loss)	(56,870)	23,477	(21,895)	1,405	(53,883)
Net income attributable to non-controlling interest in discontinued operations	—	—	(2,987)	—	(2,987)

Net income (loss) attributable to Dean Foods Company	(56,870)	23,477	(24,882)	1,405	(56,870)
Other comprehensive income, net of tax, attributable to Dean Foods Company	425,212	152	3,844	—	429,208

Comprehensive income (loss) attributable to Dean Foods Company	$368,342	$23,629	$(21,038)	$1,405	$372,338

	Unaudited Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,230,852	$3,989	$—	$2,234,841
Cost of sales	—	1,691,853	3,086	—	1,694,939

Gross profit	—	538,999	903	—	539,902
Selling and distribution	—	350,378	222	—	350,600
General and administrative	2,981	108,471	397	—	111,849
Amortization of intangibles	—	939	—	—	939
Facility closing and reorganization costs	—	6,217	—	—	6,217
Interest expense	33,763	2,831	1,322	—	37,916
Other (income) expense, net	(4,768)	(12,250)	14,507	—	(2,511)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(31,976)	82,413	(15,545)	—	34,892
Income tax expense (benefit)	(12,002)	33,634	(6,343)	—	15,289

Income (loss) before equity in earnings (loss) of subsidiaries	(19,974)	48,779	(9,202)	—	19,603
Equity in earnings (loss) of consolidated subsidiaries	78,597	86	—	(78,683)	—

Income (loss) from continuing operations	58,623	48,865	(9,202)	(78,683)	19,603
Income from discontinued operations, net of tax	—	—	39,020	—	39,020
Loss on sale of discontinued operations, net of tax	(2,458)	—	—	—	(2,458)

Net income (loss) attributable to Dean Foods Company	56,165	48,865	29,818	(78,683)	56,165
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	(2,366)	142	(19,098)	—	(21,322)

Comprehensive income (loss) attributable to Dean Foods Company	$53,799	$49,007	$10,720	$(78,683)	$34,843

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$4,512,425	$7,547	$—	$4,519,972
Cost of sales	—	3,547,108	5,332	—	3,552,440

Gross profit	—	965,317	2,215	—	967,532
Selling and distribution	—	670,893	782	—	671,675
General and administrative	(365)	170,837	880	—	171,352
Amortization of intangibles	—	1,875	0	—	1,875
Facility closing and reorganization costs	—	10,549	0	—	10,549
Litigation settlements	(1,019)	0	0	—	(1,019)
Impairment of long-lived assets	—	34,105	3,414	—	37,519
Other operating loss	—	2,209	0	—	2,209
Interest expense	141,816	5,901	2,054	—	149,771
Other (income) expense, net	400	(174)	(589)	—	(363)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(140,832)	69,122	(4,326)	—	(76,036)
Income tax expense (benefit)	(50,284)	28,818	(1,773)	—	(23,239)

Income (loss) before equity in earnings (loss) of subsidiaries	(90,548)	40,304	(2,553)	—	(52,797)
Equity in earnings (loss) of consolidated subsidiaries	526,283	(2,249)	—	(524,034)	—

Income (loss) from continuing operations	435,735	38,055	(2,553)	(524,034)	(52,797)
Income from discontinued operations, net of tax	—	—	2,891	—	2,891
Gain (loss) on sale of discontinued operations, net of tax	—	491,825	(5)	—	491,820

Net income (loss)	435,735	529,880	333	(524,034)	441,914
Net income attributable to non-controlling interest in discontinued operations	—	—	(6,179)	—	(6,179)

Net income (loss) attributable to Dean Foods Company	435,735	529,880	(5,846)	(524,034)	435,735
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	447,267	293	(8,046)	—	439,514

Comprehensive income (loss) attributable to Dean Foods Company	$883,002	$530,173	$(13,892)	$(524,034)	$875,249

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$4,575,865	$6,698	$—	$4,582,563
Cost of sales	—	3,506,533	4,984	—	3,511,517

Gross profit	—	1,069,332	1,714	—	1,071,046
Selling and distribution	—	713,987	436	—	714,423
General and administrative	5,827	201,783	883	—	208,493
Amortization of intangibles	—	1,878	—	—	1,878
Facility closing and reorganization costs	—	31,652	—	—	31,652
Interest expense	71,996	6,009	2,394	—	80,399
Other (income) expense, net	(7,668)	(24,594)	30,182	—	(2,080)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(70,155)	138,617	(32,181)	—	36,281
Income tax expense (benefit)	(26,600)	57,343	(12,707)	—	18,036

Income (loss) before equity in earnings (loss) of subsidiaries	(43,555)	81,274	(19,474)	—	18,245
Equity in earnings (loss) of consolidated subsidiaries	140,061	(554)	—	(139,507)	—

Income (loss) from continuing operations	96,506	80,720	(19,474)	(139,507)	18,245
Income from discontinued operations, net of tax	—	—	78,261	—	78,261
Loss on sale of discontinued operations, net of tax	(2,458)	—	—	—	(2,458)

Net income (loss) attributable to Dean Foods Company	94,048	80,720	58,787	(139,507)	94,048
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	4,098	274	(5,946)	—	(1,574)

Comprehensive income (loss) attributable to Dean Foods Company	$98,146	$80,994	$52,841	$(139,507)	$92,474

	Unaudited Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(283,865)	$(58,127)	$96,904	$(245,088)
Net cash provided by operating activities — discontinued operations	—	—	14,174	14,174

Net cash provided by (used in) operating activities	(283,865)	(58,127)	111,078	(230,914)
Cash flows from investing activities:
Payments for property, plant and equipment	(40)	(48,952)	—	(48,992)
Proceeds from sale of fixed assets	—	4,271	—	4,271

Net cash used in investing activities — continuing operations	(40)	(44,681)	—	(44,721)
Net cash provided by (used in) investing activities — discontinued operations	1,441,322	—	(37,828)	1,403,494

Net cash provided by (used in) investing activities	1,441,282	(44,681)	(37,828)	1,358,773
Cash flows from financing activities:
Repayment of Dean Foods Company senior secured term loan debt	(1,027,196)	—	—	(1,027,196)
Proceeds from senior secured revolver	510,750	—	—	510,750
Payments for senior secured revolver	(658,750)	—	—	(658,750)
Proceeds from receivables-backed facility	—	—	388,000	388,000
Payments for receivables-backed facility	—	—	(296,000)	(296,000)
Payment of financing costs	(575)	—	—	(575)
Issuance of common stock, net of share repurchases for withholding taxes	8,785	—	—	8,785
Tax savings on share-based compensation	172	—	—	172
Net change in intercompany balances	2,276	110,964	(113,240)	—

Net cash provided by (used in) financing activities— continuing operations	(1,164,538)	110,964	(21,240)	(1,074,814)
Net cash used in financing activities — discontinued operations	—	—	(51,584)	(51,584)

Net cash provided by (used in) financing activities	(1,164,538)	110,964	(72,824)	(1,126,398)
Effect of exchange rate changes on cash and cash equivalents	—	—	(155)	(155)

Increase (decrease) in cash and cash equivalents	(7,121)	8,156	271	1,306
Cash and cash equivalents, beginning of period	15,242	—	9,415	24,657

Cash and cash equivalents, end of period	$8,121	$8,156	$9,686	$25,963

	Unaudited Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
		(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(33,900)	$115,064	$50,988	$—	$132,152
Net cash provided by operating activities — discontinued operations	—	—	182,094	—	182,094

Net cash provided by (used in) operating activities	(33,900)	115,064	233,082	—	314,246
Cash flows from investing activities:
Payments for property, plant and equipment	—	(43,229)	—	—	(43,229)
Proceeds from insurance and other recoveries	—	2,996	—	—	2,996
Proceeds from sale of fixed assets	—	10,038	—	—	10,038
Proceeds from intercompany dividend	—	—	70,000	(70,000)	—
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities — continuing operations	—	(30,195)	70,000	(70,000)	(30,195)
Net cash used in investing activities — discontinued operations	—	—	(49,231)	—	(49,231)

Net cash provided by (used in) investing activities	—	(30,195)	20,769	(70,000)	(79,426)
Cash flows from financing activities:
Repayment of Dean Foods Company senior secured term loan debt	(141,247)	(6)	—	—	(141,253)
Proceeds from senior secured revolver	1,048,700	—	—	—	1,048,700
Payments for senior secured revolver	(1,031,400)	—	—	—	(1,031,400)
Proceeds from receivables-backed facility	—	—	1,366,632	—	1,366,632
Payments for receivables-backed facility	—	—	(1,447,618)	—	(1,447,618)
Payment of intercompany dividend	—	—	(70,000)	70,000	—
Issuance of common stock, net of share repurchases for withholding taxes	1,411	—	—	—	1,411
Tax savings on share-based compensation	323	—	—	—	323
Net change in intercompany balances	179,493	(85,498)	(93,995)	—	—

Net cash provided by (used in) financing activities — continuing operations	57,280	(85,504)	(244,981)	70,000	(203,205)
Net cash used in financing activities — discontinued operations	—	—	(9,649)	—	(9,649)

Net cash provided by (used in) financing activities	57,280	(85,504)	(254,630)	70,000	(212,854)
Effect of exchange rate changes on cash and cash equivalents	—	—	315	—	315

Increase (decrease) in cash and cash equivalents	23,380	(635)	(464)	—	22,281
Cash and cash equivalents, beginning of period	3,061	6,708	8,378	—	18,147

Cash and cash equivalents, end of period	$26,441	$6,073	$7,914	$—	$40,428

7. Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

Interest Rates — We have historically entered into interest rate swap agreements that were designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provided hedges for interest on our senior secured credit facility by fixing the LIBOR component of interest rates specified in our prior credit facility at the interest rates specified in the interest rate swap agreements until the indicated expiration dates of these interest rate swap agreements. For the reasons described below, as of June 30, 2013, we no longer have any interest rate swaps outstanding.

As disclosed in Note 3, on January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds to repay in full our outstanding 2016 and 2017 Tranche B term loan borrowings. As a result of these repayments, we determined that we no longer had sufficient levels of variable rate debt to support the $1 billion aggregate notional amount of interest rate hedges maturing in 2013 and 2016 that were outstanding as of December 31, 2012. Accordingly, on January 4, 2013, we terminated these interest rate swaps, and upon termination, we paid the counterparties $28.0 million based on the fair value of the swaps on that date. As we have determined that the forecasted transactions hedged by these swaps are no longer probable, we reclassified total losses of $28.1 million ($17.3 million, net of tax) previously recorded in accumulated other comprehensive income to interest expense during the six months ended June 30, 2013.

In connection with the WhiteWave IPO discussed in Note 2, on October 31, 2012, we novated certain of our then-outstanding interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017 (the “2017 swaps”) to WhiteWave. WhiteWave became the sole counterparty to the financial institutions under these swap agreements, and is directly responsible for any required future settlements, and the sole beneficiary of any future receipts of funds, pursuant to the terms of the 2017 swaps.

As of the novation date, the 2017 swaps were de-designated and subsequent changes in fair value were reflected in our unaudited Condensed Consolidated Statements of Operations, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we did not own. Upon completion of the WhiteWave spin-off on May 23, 2013, we determined that the underlying hedged forecasted transactions related to the 2017 swaps were no longer probable; therefore, during the three months ended June 30, 2013, we reclassified total losses of $63.4 million ($38.9 million, net of tax) previously recorded in accumulated other comprehensive income associated with the 2017 swaps to earnings. This non-cash charge was recorded as a component of interest expense in our unaudited Condensed Consolidated Statements of Operations. See Note 10.

Commodities — We are exposed to commodity price fluctuations, including milk, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products, such as natural gas, resin and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases.

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified banking partners or enter into exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three and six months ended June 30, 2013 and 2012. Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period, and a derivative asset or liability is recorded on our balance sheet. A summary of our open commodities contracts recorded at fair value in our unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

As June 30, 2013 and December 31, 2012, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$—	$17,716
Interest rate swap contracts — noncurrent(2)	—	—	—	10,432
Commodities contracts — current(1)	506	776	678	1,143
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	4,399	964	3,182	742

Total derivatives	$4,905	$1,740	$3,860	$30,033

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date are included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.
(2)	Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date are included in identifiable intangible and other assets, net and other long-term liabilities, respectively, in our unaudited Condensed Consolidated Balance Sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In thousands)
Losses on interest rate swap contracts(1)	$63,424	$9,089	$94,832	$23,085
(Gains) losses on commodities contracts(2)	(66)	2,116	255	3,252
Losses on foreign currency contracts(3)	—	(36)	(78)	(19)

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.
(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.
(3)	Recorded in cost of sales in our unaudited Condensed Consolidated Statements of Operations.

Based on current commodity prices, we estimate that $0.2 million of hedging activity related to our commodities contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 is as follows (in thousands):

	Fair Value as of June 30, 2013	Level 1	Level 2	Level 3
Asset — Commodities contracts	$4,905	$—	$4,905	$—
Liability — Commodities contracts	3,860	—	3,860	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 is as follows (in thousands):

	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$28,148	$—	$28,148	$—
Asset — Commodities contracts	1,740	—	1,740	—
Liability — Commodities contracts	1,885	—	1,885	—

The fair value of the interest rate swaps outstanding as of December 31, 2012 was determined based on the notional amounts of the swaps and the forward LIBOR curve relative to the fixed interest rates under the swap agreements. The fair value of our commodities contracts is based on the quantities and fixed prices under the agreements and quoted forward commodity prices. We classify these instruments in Level 2 because quoted market prices can be corroborated utilizing observable benchmark market rates at commonly quoted intervals and observable current and forward commodity market prices on active exchanges. We have not changed our valuation techniques from prior periods.

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our prior credit facility, receivables-backed facility, and certain other debt are variable, their fair values approximate their carrying values.

The fair value for our investment in WhiteWave’s Class A common stock is measured using the market approach based on quoted prices in active markets. The difference between the fair value of the investment as presented below and the cost basis of $173.5 million is recorded as an unrealized gain in accumulated other comprehensive income. See Note 10. The following table presents the fair value of our investment in WhiteWave common stock as of June 30, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Investment in WhiteWave common stock	$559,000	$559,000	$—	$—

The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$131,823	$151,585	$130,879	$155,135
Dean Foods Company senior notes due 2016	499,277	538,750	499,167	551,875
Dean Foods Company senior notes due 2018	400,000	452,000	400,000	459,000

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of June, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$263	$—	$263	$—
Mutual funds	2,111	—	2,111	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$2,941	$—	$2,941	$—
Mutual funds	3,337	—	3,337	—

8. Common Stock and Share-Based Compensation

Stockholder Approval of Amendment to Effect Future Reverse Stock Split — At the 2013 Annual Stockholders’ Meeting, which was held on May 15, 2013, our stockholders approved an amendment to our restated certificate of incorporation, as amended, to effect a reverse stock split of our issued common stock by a ratio of not less than 1-for-2 and not more than 1-for-8. The ratio and the implementation and timing of such reverse stock split, if any, will be determined at the discretion of our Board of Directors. The approval of the amendment was conditioned upon the successful completion of the WhiteWave spin-off, which was completed on May 23, 2013. Pursuant to the amendment to our restated certificate of incorporation, as amended, our Board of Directors is permitted, but not required, to effect such reverse stock split prior to May 15, 2014. We can provide no assurance as to the timing with which such reverse stock split will be completed, if at all.

Conversion of Equity Awards Outstanding at Spin-Off Date — At the date of the WhiteWave spin-off, certain of our outstanding Dean Foods stock options and unvested restricted stock units (“RSUs”) held by WhiteWave employees were converted to equivalent options or restricted stock units, as applicable, with respect to WhiteWave’s common stock. These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions, as the existing Dean Foods Company equity awards had at the time of conversion. We will not incur any future compensation cost related to conversion of our outstanding Dean Foods stock options and restricted stock units held by WhiteWave employees and directors in connection with the WhiteWave spin-off.

Additionally, in connection with the WhiteWave spin-off, we have proportionately adjusted the number and exercise prices of certain options, RSUs and phantom shares granted to Dean Foods employees and directors that were outstanding at the time of the WhiteWave spin-off to maintain the aggregate intrinsic value of such awards at the date of the WhiteWave spin-off, pursuant to the terms of these awards. The conversion ratio was determined based on the 5-day volume weighted-average trading prices for Dean Foods common stock and WhiteWave common stock for the period ended on the second trading day preceding the WhiteWave spin-off and, therefore, the ratio used to adjust these awards differs from the conversion ratio that would have resulted had the ratio been calculated based on the Dean Foods stock price immediately following the WhiteWave spin-off. As a result of this modification, we have recorded additional stock compensation expense of $5.6 million related to the vested portion of these awards during the three months ending June 30, 2013. We expect to record additional compensation expense of approximately $1.0 million related to unvested awards over the remaining vesting period.

The impact of the conversion on our outstanding equity awards, and the related share-based compensation expense, is summarized in the tables below.

Stock Options — The following table summarizes stock option activity during the first six months of 2013:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	8,291,687	$20.62
Granted	—	—
Forfeited and canceled(1)	(1,391,451)	19.54
Exercised	(1,655,262)	10.85
Adjustment to options outstanding at the time of WhiteWave spin-off (2)	8,182,114	9.37

Options outstanding at June 30, 2013	13,427,088	9.36	3.98	$19,162,011

Options exercisable at June 30, 2013	12,514,780	9.67	3.66	14,736,966

(1)	Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants. Effective May 15, 2013, any stock options surrendered or cancelled in satisfaction of participants’ exercise proceeds or tax withholding obligations will no longer become available for future grants under the plans.
(2)	The number and exercise prices of certain options outstanding at the time of the WhiteWave spin-off were proportionately adjusted to maintain the aggregate intrinsic value of the options before and after the WhiteWave spin-off.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Six Months Ended June 30
	2013 (1)	2012
Expected volatility	—	44%
Expected dividend yield	—	0%
Expected option term	—	5 years
Risk-free rate of return	—	0.62% to 0.88%

(1)	We do not plan to grant any Dean Foods stock options during 2013.

Restricted Stock Units — The following table summarizes RSU activity during the first six months of 2013:

	Employees	Directors	Total
Stock units outstanding at January 1, 2013	985,257	64,941	1,050,198
Stock units issued	324,121	67,450	391,571
Shares issued upon vesting of stock units	(314,045)	(38,319)	(352,364)
Stock units canceled or forfeited(1)	(292,843)	(10,721)	(303,564)
Adjustment to stock units outstanding at the time of WhiteWave spin-off (2)	941,741	109,198	1,050,939

Stock units outstanding at June 30, 2013	1,644,231	192,549	1,836,780

Weighted average grant date fair value	$6.92	$6.23	$6.85

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Effective May 15, 2013, any stock units surrendered or cancelled in satisfaction of participants’ tax withholding obligations will no longer become available for future grants under the plans.
(2)	The number and exercise prices of certain stock units outstanding at the time of the WhiteWave spin-off were proportionately adjusted to maintain the aggregate intrinsic value of the stock units before and after the WhiteWave spin-off.

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

The range of payout under the CPU awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes CPU activity with respect to the 2011 and 2012 CPU awards during the first six months of 2013:

Units
Outstanding at January 1, 2013	1,526,250
Granted (1)	—
Converted/paid	(1,526,250)
Forfeited	—

Outstanding at June 30, 2013	—

(1)	As described above, the performance metric for the CPU awards granted in 2013 is Bank EBITDA. As the underlying value of these awards is not derived from or linked to our stock price, these awards are not share-based in nature and accordingly they have been excluded from the table above.

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

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	881,896	$11.57
Granted	575,241	16.35
Converted/paid	(388,451)	11.13
Forfeited	(45,595)	12.78
Adjustment to phantom shares outstanding at the time of WhiteWave spin-off (1)	1,360,990	8.84

Outstanding at June 30, 2013	2,384,081	10.45

(1)	The number and exercise prices of certain phantom shares outstanding at the time of the WhiteWave spin-off were proportionately adjusted to maintain the aggregate intrinsic value of the phantom shares before and after the WhiteWave spin-off.

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30			Six Months Ended June 30
	2013		2012	2013		2012
	(In thousands)
Stock Options	$5,523	(1)	$6,103	$5,930	(1)	$4,724
Stock Units	1,254	(1)	5,960	2,543	(1)	7,534
Cash Performance Units	—	(2)	1,601	—	(2)	1,949
Phantom Shares	3,506		5,445	5,121		5,631

Total	$10,283		$19,109	$13,594		$19,838

(1)	The share-based compensation expense recorded during the three and six months ended June 30, 2013 includes additional compensation expense of $5.4 million for stock options and $0.2 million for stock units related to the equity conversion described more fully above.
(2)	As described above, the performance metric for the CPU awards granted in 2013 is Bank EBITDA. As the underlying value of these awards is not derived from or linked to our stock price, these awards are not share-based in nature and accordingly the expense related to such awards during the three and six months ended June 30, 2013 has been excluded from the table above.

9. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the three and six months ended June 30, 2013 as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(32,057)	$19,603	$(52,797)	$18,245
Denominator:
Average common shares	186,834,835	184,557,823	186,430,261	184,331,313

Basic earnings (loss) per share from continuing operations	$(0.17)	$0.10	$(0.28)	$0.10

Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(32,057)	$19,603	$(52,797)	$18,245
Denominator:
Average common shares — basic	186,834,835	184,557,823	186,430,261	184,331,313
Stock option conversion(1)	—	237,245	—	154,395
Stock units(2)	—	462,656	—	764,484

Average common shares — diluted	186,834,835	185,257,724	186,430,261	185,250,192

Diluted earnings (loss) per share from continuing operations	$(0.17)	$0.10	$(0.28)	$0.10

(1) Anti-dilutive common shares excluded	13,963,644	16,817,667	14,566,647	16,688,459
(2) Anti-dilutive stock units excluded	1,513,073	28,609	1,555,157	5,809

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the six months ended June 30, 2013 were as follows:

	Gains/Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits Items	Unrealized gains/losses on available-for-sale securities	Foreign Currency Items	Total	Non-controlling Interest
Balance, December 31, 2012	$(58,452)	$(105,845)	$0	$(22,287)	$(186,584)	$(3,683)
Other comprehensive income (loss) before reclassifications	(154)	9,074	385,552	(9,119)	385,353	(1,378)
Amounts reclassified from accumulated other comprehensive income	58,300	(4,139)	—	—	54,161	(6)

Net current-period other comprehensive income (loss)	58,146	4,935	385,552	(9,119)	439,514	(1,384)
Spin-Off of The WhiteWave Foods Company	182	1,552	—	31,291	33,025	5,067

Balance, June 30, 2013	$(124)	$(99,358)	$385,552	$(115)	$285,955	$—

On January 4, 2013, we terminated $1 billion aggregate notional amount of interest rate swaps with maturity dates in 2013 and 2016. As a result of these terminations, we reclassified total losses of $28.1 million ($17.3 million net of tax) previously recorded in accumulated other comprehensive income to the interest expense line item in our unaudited Condensed Consolidated Statements of Operations during the first quarter of 2013. Additionally, upon completion of the WhiteWave spin-off on May 23, 2013, we determined that the underlying hedged forecasted transactions related to the 2017 novated swaps were no longer probable; therefore, during the three months ended June 30, 2013, we reclassified total losses of $63.4 million ($38.9 million, net of tax) recorded in accumulated other comprehensive income associated with the 2017 swaps to earnings, as a component of interest expense. See Note 7 for further information regarding our interest rate swaps.

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$923	$767	$1,846	$1,534
Interest cost	3,128	3,500	6,256	7,000
Expected return on plan assets	(4,633)	(4,353)	(9,266)	(8,706)
Amortizations:
Unrecognized transition obligation	—	28	—	56

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In thousands)
Prior service cost	198	190	396	380
Unrecognized net loss	3,098	2,917	6,196	5,834

Net periodic benefit cost	$2,714	$3,049	$5,428	$6,098

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$204	$147	$408	$294
Interest cost	306	337	612	674
Amortizations:
Prior service cost	6	6	12	12
Unrecognized net loss	75	32	150	64

Net periodic benefit cost	$591	$522	$1,182	$1,044

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

The results of our analysis indicated an impairment of our plant, property and equipment of $27.5 million, which we recorded during the three months ended March 31, 2013. Additionally, as discussed in Note 5, we recorded impairments related to certain intangible assets of approximately $6.4 million during the three months ended March 31, 2013. During the second quarter of 2013, we recognized additional impairment of approximately $3.6 million related to these assets as a result of refinements to the fair value estimates recorded during the first quarter of 2013. All of the charges described above were recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations.

We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In thousands)	(In thousands)	(In thousands)
Closure of Facilities(1)	$4,173	$60	$5,175	$878
Functional Realignment(2)	415	6,001	518	31,336
Field and Functional Reorganization (3)	351	—	4,851	—
Other	—	156	5	(562)

Total	$4,939	$6,217	$10,549	$31,652

(1)	These charges in 2013 and 2012 primarily relate to facility closures in Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; and Newport, Kentucky, as well as other approved closures. We have incurred $35.4 million of charges related to these initiatives to date. We expect to incur additional charges related to these facility closures of $1.5 million, related to shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, as well as our accelerated cost reduction efforts, it is likely that we will close additional facilities in the future.
(2)	During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal was to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that was incremental to any other prior cost savings initiative. This initiative was focused on aligning key functions within our legacy Fresh Dairy Direct operations under a single leadership team and permanently removing costs from the organization and certain functions that supported this segment of our business. During the first half of 2012, we eliminated approximately 120 positions at our corporate headquarters that directly supported the former Fresh Dairy Direct business. Charges recorded during 2013 and 2012 are related to workforce reduction costs, the write-down of certain information technology assets and leasehold improvements, lease termination costs and costs associated with exiting other commitments deemed not necessary to execute our new strategy. We have incurred total charges of approximately $32.7 million under this initiative to date and we do not expect to incur any material future charges related to this plan.
(3)	During the fourth quarter of 2012, our executive management team approved a plan to reorganize our field organization and certain functional areas that support our regional business teams, including finance, distribution, operations and human resources. We believe this streamlined leadership structure will enable faster decision-making and create enhanced opportunities to strategically build our business. We have incurred total charges of $10.9 million under this plan to date, all of which are associated with headcount reductions. We do not currently expect to incur any material charges going forward related to this initiative.

Activity with respect to facility closing and reorganization costs during the six months ended June 30, 2013 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2012	Charges	Payments	Accrued Charges at June 30, 2013
	(In thousands)
Cash charges:
Workforce reduction costs	$11,579	$7,895	$(5,172)	$14,302
Shutdown costs	—	2,510	(2,844)	(334)
Lease obligations after shutdown	1,986	(126)	(743)	1,117
Other	227	321	(545)	3

	Accrued Charges at December 31, 2012	Charges	Payments	Accrued Charges at June 30, 2013
	(In thousands)
Subtotal	$13,792	10,600	$(9,304)	$15,088

Noncash charges:
Write-down of assets (1)		1,012
Gain on sale of related assets		(1,209)
Other		146

Total charges		$10,549

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets were tested for recoverability at the time the decision to close the facilities was more likely than not to occur. Our methodology for testing the recoverability of the assets is consistent with the methodology described in the “Asset Impairment Charges” section above.

13. Commitments and Contingencies

Contingent Obligations Related to Divested Operations — We have divested certain businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe that we have established adequate reserves which are immaterial to the financial statements for potential liabilities and indemnifications related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to materially exceed amounts accrued.

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

Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any capital lease obligations as of June 30, 2013. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

We have entered into various contracts, in the normal course of business, obligating us to purchase minimum quantities of raw materials used in our production and distribution processes, including conventional raw milk, diesel fuel, sugar and other ingredients that are inputs into our finished products. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

Litigation, Investigations and Audits

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Briefing on the appeal was completed on April 5, 2013 and oral argument occurred on July 25, 2013.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss on April 30, 2013. On June 14, 2013, the indirect purchaser plaintiffs responded to the Company’s motion to dismiss and filed an amended complaint. On July 1, 2013, the Company filed a motion to dismiss the amended complaint.

Other than the material pending legal proceeding set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

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

14. Segment, Geographic and Customers Information

We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy case products. Beginning in the first quarter of 2013, we combined the results of our ongoing dairy operations (previously referred to as our Fresh Dairy Direct business) and the corporate items previously categorized as “Corporate and Other” into a single reportable segment, as all of our corporate activities now directly support this business. This change reflects the manner in which our Chief Executive Officer, who is our chief operating decision maker, determines strategy and investment plans for our business given the changes to our operating structure as a result of the WhiteWave spin-off and the Morningstar sale.

We operate 74 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States.

On December 2, 2012, we entered into an agreement to sell our Morningstar division, and we completed the sale of these operations on January 3, 2013. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations for all periods presented herein. Additionally, as a result of the completion of the WhiteWave spin-off on May 23, 2013, we have reclassified WhiteWave’s operating results as discontinued operations for all periods presented herein. All intersegment sales between WhiteWave and us, previously recorded as intersegment sales and eliminated in consolidation prior to the WhiteWave spin-off, are now reflected as third-party sales that, along with their related costs, are no longer eliminated in consolidation. See Notes 2 and 3, respectively, for further information regarding the WhiteWave spin-off transaction and our discontinued operations.

Our Chief Executive Officer evaluates the performance of our business based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, impairments of long-lived assets and other nonrecurring gains and losses. We do not report revenue by product or product category as it is impracticable to do so due to certain system limitations.

All results herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales and operating income. The amounts in the following tables include our operating results and are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In thousands)
Operating income (loss):
Dean Foods	53,309	76,514	122,630	146,252
Facility closing and reorganization costs	(4,939)	(6,217)	(10,549)	(31,652)
Litigation settlements	1,019	—	1,019	—
Impairment of long-lived assets	(3,604)	—	(37,519)	—
Other operating loss	(2,209)	—	(2,209)	—

Total	43,576	70,297	73,372	114,600
Other (income) expense:
Interest expense	90,122	37,916	149,771	80,399
Other income, net	(528)	(2,511)	(363)	(2,080)

Consolidated income (loss) from continuing operations before income taxes	$(46,018)	$34,892	$(76,036)	$36,281

Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the three and six months ended June 30, 2013 and 2012. None of our long-lived assets are associated with our foreign operations.

Significant Customers — Our largest customer accounted for approximately 18% and 22% of our consolidated net sales in the three months ended June 30, 2013 and 2012, respectively, and approximately 21% and 22% of our consolidated net sales in the six months ended June 30, 2013 and 2012, respectively.

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

Business Overview

We are a leading food and beverage company and the largest processor and distributor of fluid milk and other fluid dairy products in the United States. As we continue to evaluate and seek to maximize the value of our leading brands and product offerings, we have aligned our leadership team, operating strategy, and supply chain initiatives into a single operating and reportable segment, which operations comprise the core dairy business historically referred to as Fresh Dairy Direct as well as the corporate activities previously reported in “Corporate and Other” as described more fully in the “Matters Affecting Comparability” section below.

We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh®, Dean’s®, Garelick Farms®, Mayfield® and Oak Farms®, as well as familiar local brands and private labels. We also produce and distribute Tru Moo®, which is our nationally branded, healthier, reformulated flavored milk. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our products are sold primarily on a local or regional basis through local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.

Strategic Activities

WhiteWave Spin-Off and Disposition of Investment in WhiteWave Common Stock — Following the completion of the WhiteWave IPO in October 2012, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave. On May 1, 2013, our Board of Directors approved the distribution to our stockholders of a portion of our remaining equity interest in WhiteWave and announced the approximate distribution ratios, record date and distribution date for the WhiteWave spin-off. On May 23, 2013, we completed the spin-off of WhiteWave through a tax-free distribution to our stockholders of an aggregate of 47,686,000 shares of WhiteWave Class A common stock and 67,914,000 shares of WhiteWave Class B common stock as a pro rata dividend on the shares of Dean Foods common stock outstanding at the close of business on the record date of May 17, 2013. Each share of Dean Foods common stock received 0.25544448 shares of WhiteWave Class A common stock and 0.36380189 shares of WhiteWave Class B common stock in the distribution.

Fractional shares of WhiteWave Class A common stock and WhiteWave Class B common stock were not distributed to Dean Foods stockholders; instead, the fractional shares were aggregated and sold in the open market, with the net proceeds distributed on a pro rata basis in the form of cash payments to Dean Foods stockholders who would otherwise have held WhiteWave fractional shares. The spin-off was structured to qualify as a tax-free distribution to Dean Foods stockholders for U.S. federal tax purposes; however, the cash received in lieu of fractional shares was taxable.

Additionally, on May 1, 2013, we announced that we had consented to the reduction in the voting rights of WhiteWave Class B common stock effective upon the completion of the WhiteWave spin-off. At such time, each share of WhiteWave Class B common stock became entitled to 10 votes with respect to the election and removal of directors and one vote with respect to all other matters submitted to a vote of WhiteWave’s stockholders. On the distribution date, we provided notice to WhiteWave of the conversion of 82,086,000 shares of WhiteWave Class B common stock owned by us into 82,086,000 shares of WhiteWave Class A common stock, of which 47,686,000 shares of WhiteWave Class A common stock were distributed in the WhiteWave spin-off. The conversion was effective at the close of business on the distribution date.

We retained ownership of 34,400,000 shares of WhiteWave’s Class A common stock, or approximately 19.9% of the economic interest of WhiteWave, which we disposed of in July 2013 in a tax-free transaction as set forth in more detail below. As of June 30, 2013, our investment in WhiteWave common stock was classified as available-for-sale and was recorded at fair value in our unaudited Condensed Consolidated Balance Sheets. Additionally, upon completion of the spin-off, we reclassified WhiteWave’s results of operations, previously reported within the WhiteWave segment, to discontinued operations for all periods presented.

On July 11, 2013, in connection with the anticipated monetization of our remaining shares of Class A common stock of WhiteWave, we entered into a short-term loan agreement with certain lenders pursuant to which we were provided with two term loans in an aggregate principal amount of $626.75 million. We will use the proceeds from the credit facility for general corporate purposes. On July 25, 2013, we announced the closing of a secondary public offering of 34.4 million shares of Class A common stock of WhiteWave owned by us at a public offering price of $17.75 per share. Following the closing of the offering, we no longer hold any shares of WhiteWave common stock.

Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock in partial satisfaction of the two term loans described above, which loans were held by two of the underwriters in the offering. The underwriters subsequently sold these shares of WhiteWave’s Class A common stock in the offering. Following the closing of the offering, we prepaid the non-exchanged balance of the two term loans in full and terminated the loan agreement. We expect to record a gain in continuing operations of approximately $415 million in the third quarter of 2013 related to the disposition of our investment in WhiteWave common stock. As the debt-for-equity exchange qualified as a tax-free transaction pursuant to the terms of our private-letter ruling from the IRS, we do not expect to incur any income tax expense associated with the transaction.

See Notes 2 and 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding the WhiteWave spin-off transaction and the related debt-for-equity exchange transaction.

Divestiture of Morningstar Foods — On January 3, 2013 we completed the sale of our Morningstar division to a third party. Morningstar is a leading manufacturer of dairy and non-dairy extended shelf-life (“ESL”) and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. We received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our prior credit facility. We recorded a gain of $871.3 million ($492.1 million, net of tax) on the sale of Morningstar. All of the operations of our prior Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012 and as of December 31, 2012. See Note 3 and Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding the Morningstar divestiture and the use of related proceeds.

Recent Developments

Conventional Raw Milk Environment — Prices for conventional raw milk, our primary ingredient, were approximately 11% higher during the first half of 2013 as compared to first half of 2012 but decreased 10% from the fourth quarter of 2012. We continue to view the fundamentals for raw milk in the U.S. market as relatively balanced at these levels over the remainder of the year. We believe steady supply growth, ample inventories and continued modest domestic demand is somewhat offset by increased global demand. As a result, we expect Class I pricing to remain relatively consistent with current levels through the remainder of 2013.

Retail and Customer Environment — As a result of the decline in conventional raw milk prices during the first half of 2012, retailers began to restore the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages. A significant increase in Class I pricing during the fourth quarter of 2012 adversely impacted retailer margins, but subsequent declines in Class I pricing during the first half of 2013 have allowed retailers to mitigate the challenges experienced in the fourth quarter of 2012. Although the margin over milk remains below year ago levels, the average price gaps between our brands and private labels remain consistent with year-ago levels. However, as described more fully below, we expect our volumes to underperform the broader industry through the balance of the year due to the ongoing impact of lost business.

Throughout the second half of 2013, we will continue to emphasize price realization, volume performance and disciplined cost management in an effort to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain focused on sustaining strong positive cash flow and generating shareholder value. Although we remain committed to the fundamentals of volume performance, cost reduction and pricing effectiveness, the fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in the loss of a portion of that customer’s business. The impact of this loss began to be reflected in the second quarter of 2013, and as we enter the back half of 2013 the transition of the vast majority of volumes is complete. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that going forward will be subject to renewal over various time frames. As a result of the lost volume and category trends, we expect full-year fluid milk volumes to decline in the mid-single digits in 2013. As discussed more fully below, we have accelerated our ongoing cost reduction efforts in 2013 to minimize the impact of these lost volumes.

Facility Closing and Reorganization Activities and Asset Impairment Charges — During the fourth quarter of 2012, our management team approved a plan to reorganize our field organization and certain functional areas that support our regional business teams, including finance, distribution, operations and human resources. We believe this streamlined leadership structure has enabled faster decision-making and has created enhanced opportunities to strategically build our operations. During the first quarter of 2013, we recorded charges of $4.5 million related to severance costs associated with this program. In addition, we closed five of our production facilities and announced the closure of two additional production facilities during the first six months of 2013. We are in the process of identifying opportunities for further cost reductions, and we expect to incur additional costs related to these efforts and other initiatives in the near term as we continue to optimize our network and transform our business. We remain committed to our previously announced plans to significantly accelerate our cost reduction efforts throughout the remainder of 2013. Although these plans continue to be developed and certain phases of these plans have not yet been approved by our executive management team, we expect the cost reductions to include the closure of 10-15% of our plant network, or 8 to 12 production facilities through the middle of 2014; the elimination of a significant number of distribution routes, and associated selling, general and administrative expenses.

Additionally, as a result of certain changes to our business, including the loss of a portion of a significant customer’s volume as described above and related plans for consolidating the production network for our operations, during the first quarter of 2013, we evaluated the impact that we expected these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability. The results of our analysis indicated an impairment of our plant, property and equipment of $27.5 million, which we recorded during the three months ended March 31, 2013. Additionally, we recorded impairment charges of $6.4 million related to certain intangible assets during the first quarter of 2013. During the second quarter of 2013, we recognized additional impairment of approximately $3.6 million related to these assets as a result of refinements to the fair value estimates used in the first quarter of 2013. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

See Note 12 to our unaudited Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities and asset impairment charges.

Refinancing of Senior Secured Credit Facility — On July 2, 2013, we terminated our amended and restated credit agreement, dated as of April 2, 2007, as amended and restated as of June 30, 2010, replacing it with a new credit agreement, which provides for a five-year revolving credit facility in the amount of up to $750 million. The new agreement also permits us to request an increase of the aggregate commitment under the credit facility by up to $500 million through the issuance of incremental term loans or increased revolver commitments. The proceeds of the credit facility will be used to finance our working capital needs and for general corporate purposes. See “— Liquidity and Capital Resources” below regarding our outstanding indebtedness and Note 6 to our unaudited Condensed Consolidated Financial Statements for a more complete description of the new senior secured credit facility.

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

•

the composition of the committees of the Board were modified such that Mr. J. Wayne Mailloux is now serving as chair of the Audit Committee, Mr. Jim L. Turner is now the chair of the Compensation Committee, Mr. Gregg A. Tanner now serves as chair of the Executive Committee, and Mr. Hector M. Nevares now chairs the Nominating/Corporate Governance Committee.

Matters Affecting Comparability

Our discussion of the results of operations for the three and six months ended June 30, 2013 and 2012 will be affected by the matters summarized below.

On May 23, 2013, we completed the WhiteWave spin-off. As a result, WhiteWave operating results are presented as discontinued operations and all intersegment sales between WhiteWave and us, previously recorded as intersegment sales and eliminated in consolidation prior to the WhiteWave spin-off, are now third-party sales that, along with their related costs, are no longer eliminated in consolidation. Our former reportable segments have not historically included an allocation of the expense related to share-based compensation or the costs related to previously shared services such as audit services, corporate development, human resources, strategy, tax or treasury. However, beginning in the first quarter of 2013, we combined the results of our business operations and the corporate items previously categorized as “Corporate and Other” into a single reportable segment, as all of our corporate activities now directly support our ongoing dairy business. This change reflects the manner in which our Chief Executive Officer determines strategy and investment plans for our business given the changes to our operating structure as a result of the WhiteWave spin-off and the Morningstar sale. All operating results herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales and operating income. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

Results of Operations

Our key performance indicators are volume performance, brand mix and achieving low cost, which are realized within net sales, gross profit and operating income, respectively. We evaluate our financial performance based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, asset impairment charges, litigation settlements and other nonrecurring gains and losses. The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,227.5	100.0%	$2,234.8	100.0%	$4,520.0	100.0%	$4,582.6	100.0%
Cost of sales	1755.2	78.8	1,694.9	75.8	3,552.4	78.6	3,511.5	76.6

Gross profit(1)	472.3	21.2	539.9	24.2	967.6	21.4	1071.1	23.4
Operating costs and expenses:
Selling and distribution	331.7	14.9	350.6	15.7	671.7	14.9	714.4	15.6
General and administrative	86.4	3.9	111.8	5.0	171.4	3.8	208.5	4.5
Amortization of intangibles	0.9	—	0.9	—	1.9	—	1.9	—
Facility closing and reorganization costs	4.9	0.2	6.2	0.3	10.5	0.2	31.7	0.7
Litigation settlements	(1.0)	—	—	—	(1.0)	—	—	—
Impairment of long-lived assets	3.6	0.2	—	—	37.5	0.8	—	—
Other operating loss	2.2	—	—	—	2.2	—	—	—

Total operating costs and expenses	428.7	19.2	469.5	21.0	894.2	19.7	956.5	20.9

Operating income	$43.6	2.0%	$70.4	3.2%	$73.4	1.7%	$114.6	2.5%

(1)	As disclosed in Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Net Sales — The change in net sales was due to the following:

Three Months Ended June 30, 2013 vs. 2012
(In millions)
Volume	$(117.1)
Pricing and product mix changes	109.8

Total decrease	$(7.3)

Net sales decreased $7.3 million, or 0.3%, during the second quarter of 2013 as compared to the second quarter of 2012, primarily due to a decrease in fluid milk volumes, which accounted for approximately 76% of our total sales volume, as well as volume declines in our cultured dairy and other products. These volume declines were due primarily to the loss of a portion of private label fluid milk business from a significant customer and a customer’s decision to vertically integrate late last year. To a lesser extent, category declines in fluid milk and other categories also contributed to the decrease, with weakness in large format retail offsetting solid growth in food service and small format channels. These decreases were partially offset by increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the second quarter of 2013, the Class I price was approximately 16% above prior-year levels.

We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2013 in comparison to the second quarter of 2012:

	Three Months Ended June 30*
	2013	2012	% Change
Class I mover(1)	$18.12	$15.58	16.3%
Class I raw skim milk mover(1)(2)	12.35	10.69	15.5
Class I butterfat mover(2)(3)	1.77	1.51	17.2
Class II raw skim milk minimum(1)(4)	13.05	10.33	26.3
Class II butterfat minimum(3)(4)	1.76	1.51	16.6

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2012 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased by 3.6% in the second quarter of 2013 in comparison to the second quarter of 2012, primarily due to increased dairy commodity costs, which were partially offset by lower fluid milk volumes, lower personnel related costs due to headcount reductions as well as our cost and efficiency initiatives.

Gross Profit — Gross profit percentage decreased to 21.2% in the second quarter of 2013 as compared to 24.2% in the second quarter of 2012, as the lost volumes discussed above transitioned out of our network at a pace that was temporarily ahead of our ability to remove fixed costs.

Operating Costs and Expenses — Operating costs and expenses decreased by 8.7% in the second quarter of 2013 as compared to the second quarter of 2012. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $18.9 million primarily due to lower fuel and freight costs, which were driven by lower volume, and lower personnel related costs, including share-based and incentive compensation, due to headcount reductions as well as other cost savings initiatives.

•

General and administrative costs decreased $25.4 million primarily due to lower personnel related costs, including share-based and incentive compensation, as a result of headcount reductions during the first half of 2013.

•	Facility closing and reorganization costs decreased $1.3 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment of long-lived assets increased $3.6 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Excluding the $63.4 million of non-cash interest expense related to $650 million notional amount of interest rate swaps that we novated to WhiteWave in October 2012, which is described more fully in Note 7 to our unaudited Condensed Consolidated Financial Statements, interest expense decreased by $11.2 million in the second quarter of 2013 from $37.9 million reported in the second quarter of 2012, primarily due to significantly lower average debt balances as a result of the repayments of our prior senior secured credit facility with proceeds from the Morningstar sale and the WhiteWave IPO. See Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt repayments.

Income Taxes – Income tax benefit was recorded at an effective rate of 30.3% for the second quarter of 2013 compared to a 43.8% effective tax expense rate for the second quarter of 2012. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Sales — The change in net sales was due to the following:

Six Months Ended June 30, 2013 vs. 2012
(In millions)
Volume	$(203.8)
Pricing and product mix changes	141.2

Total decrease	$(62.6)

Net sales decreased $62.6 million, or 1.4%, during the first half of 2013 versus the first half of 2012 primarily due to a decrease in fluid milk volumes, which accounted for approximately 77% of our total sales volume, as well as volume declines in our cultured dairy and other products. These volume declines were due primarily to the loss of a portion of private label fluid milk business from a significant customer and a customer’s decision to vertically integrate late last year. To a lesser extent, category declines in fluid milk and other categories also contributed to the decrease, with weakness in large format retail offsetting solid growth in food service and small format channels. These decreases were partially offset by increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the first six months of 2013, the Class I price was approximately 11% above prior-year levels.

We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2013 compared to the first six months of 2012:

	Six Months Ended June 30*
	2013	2012	% Change
Class I mover(1)	$18.22	$16.48	10.6%
Class I raw skim milk mover(1)(2)	12.62	11.27	12.0
Class I butterfat mover(2)(3)	1.73	1.60	8.1
Class II raw skim milk minimum(1)(4)	13.06	11.08	17.9
Class II butterfat minimum(3)(4)	1.72	1.56	10.3

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2012 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased by 1.2% during the first half of 2013 in comparison to the first half of 2012, primarily due to increased dairy commodity costs, which were partially offset by lower fluid milk sales volumes; lower repairs and maintenance expenses; lower personnel related costs due to headcount reductions; and our cost and efficiency initiatives.

Gross Profit — Gross profit percentage decreased to 21.4% in the first half of 2013 as compared to 23.4% in the first half of 2012, as the lost volumes discussed above transitioned out of our network at a pace that was temporarily ahead of our ability to remove fixed costs.

Operating Costs and Expenses — Operating costs and expenses decreased by 6.5% in the first six months of 2013 as compared to the first six months of 2012. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $42.7 million primarily due to decreased fuel and freight costs, which were driven by lower volume; lower personnel related costs, including share-based and incentive compensation, as a result of headcount reductions; lower repairs and maintenance expenses; and other cost savings initiatives.

•

General and administrative costs decreased by $37.1 million primarily due to lower personnel related costs, including share-based and incentive compensation, as a result of headcount reductions during the first half of 2013.

•	Facility closing and reorganization costs decreased $21.2 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment of long-lived assets increased $37.5 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Excluding the $63.4 million of non-cash interest expense related to $650 million notional amount of interest rate swaps that we novated to WhiteWave in October 2012 and the $28.1 million charge recorded as a result of the January 3, 2013 termination of $1 billion notional amount of interest rate swaps, both of which are described more fully in Note 7 to our unaudited Condensed Consolidated Financial Statements, interest expense decreased by $22.1 million in the first six months of 2013 from $80.4 million reported in the first six months of 2012. This decrease is primarily due to significantly lower average debt balances as a result of the repayments of our prior senior secured credit facility with proceeds from the Morningstar sale and the WhiteWave IPO. See Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt repayments.

Income Taxes — Income tax benefit was recorded at an effective rate of 30.6% in the first half of 2013 compared to a 49.7% effective tax expense rate in the first half of 2012. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our new $750 million senior secured revolving credit facility, which was executed on July 2, 2013, and our amended $550 million receivables-backed facility together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Further, the disposition of our remaining shares of WhiteWave common stock that was completed on July 25, 2013 has provided an additional source of liquidity. Our anticipated uses of cash include capital expenditures, working capital, pension contributions, financial obligations, including tax payments, and certain other costs that may be necessary to execute our cost reduction initiatives. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, instituting a cash dividend or other transactions to create shareholder value and enhance financial performance. Additionally, from time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. Such transactions may require cash expenditures or generate proceeds.

Additionally, since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. We made no share repurchases during the three and six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, $218.7 million was available for repurchases under this program (excluding fees and commissions). Management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.

As of June 30, 2013, $9.4 million of our total cash on hand of $26.0 million was attributable to our foreign operations. We currently anticipate that the cash attributable to our foreign operations will remain in that foreign jurisdiction and therefore is not available for immediate use; however, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our future cash requirements in the next twelve months.

On January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds for the full repayment of $480 million of 2016 Tranche B term loan borrowings, $547 million of 2017 Tranche B term loan borrowings and $265 million of revolver borrowings that were outstanding under the prior credit facility as of December 31, 2012.

At June 30, 2013, we had $1.2 billion of outstanding debt obligations. We had total cash on hand of $26.0 million and an additional $1.1 billion of combined available future borrowing capacity under our prior credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, and considered together with the monetization of the 34.4 million shares of WhiteWave’s Class A common stock that was completed on July 25, 2013, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Prior Amended & Restated Senior Secured Credit Facility in Effect at June 30, 2013 (Terminated Effective July 2, 2013) — As described below under New Senior Secured Credit Facility (Executed July, 2013), in July 2013, we replaced our prior senior secured credit facility, which we refer to as our prior credit facility, with a new senior secured credit facility. Our prior credit facility was secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility. The credit agreement governing our prior credit facility contained standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the prior credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The prior credit agreement did not contain any requirements to maintain specific credit rating levels.

Under the prior credit facility, we were and, under our receivables-backed facility, are required to comply with certain financial covenants, including, but not limited to, maximum leverage, maximum senior secured leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of the agreements governing our prior credit facility and our receivables-backed facility. Our leverage ratio at June 30, 2013 was 2.69 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters was 5.25 times as of June 30, 2013, with an additional decrease to 4.50 times as of September 30, 2013 and thereafter. As described in more detail in the credit agreement for our prior credit facility, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation, amortization expense and certain other non-cash expenses, and add-backs resulting from acquisition-related non-recurring charges incurred by us or certain of our subsidiaries and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.

Our senior secured leverage ratio at June 30, 2013 was 0.42 times consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted senior secured leverage ratio of consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 3.50 times as of June 30, 2013. This ratio is calculated as the ratio of consolidated funded senior secured indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded senior secured indebtedness is comprised of our outstanding senior secured indebtedness and the outstanding senior secured indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio.

Our interest coverage ratio at June 30, 2013 was 3.69 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters. The minimum permitted interest coverage ratio of consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters was 3.00 times as of June 30, 2013. This ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding non-cash losses from foreign exchange translations or swap agreements and third party fees and expenses related to acquisitions, investments, dispositions and the incurrence or early extinguishment of indebtedness.

At June 30, 2013, there were outstanding borrowings of $117 million under the prior credit facility, excluding letters of credit in the aggregate amount of $1.0 million that were issued but undrawn. $882.0 million was available under the prior credit facility, with $190.1 million also available under the receivables-backed facility, subject to compliance with the covenants in our credit agreements. Availability under the prior credit facility was calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit.

On July 2, 2013, we terminated the agreement for our prior credit facility, replacing it with the new credit agreement described below. As a result of the termination, we expect to write off approximately $5.4 million in previously deferred financing costs associated with the prior credit facility during the third quarter of 2013.

New Senior Secured Credit Facility (Executed July 2, 2013) — On July 2, 2013, we entered into a credit agreement pursuant to which the lenders have provided us with a five-year revolving credit facility in the amount of up to $750 million. Under the agreement, we also have the right to request an increase of the aggregate commitment under the credit facility by, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The proceeds of the credit facility will be used to finance our working capital needs and for general corporate purposes of us and our subsidiaries. The senior secured credit facility is available for the issuance of up to $200 million of letters of credit and up to $150 million of swing line loans. The facility will terminate on July 2, 2018.

Loans outstanding under the new senior secured credit facility will bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.25% (which is initially 1.75%) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.25% (which is initially 0.75%) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we will be obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.

The new senior secured credit facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the credit agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The facility is secured by a first priority perfected security interest in substantially all of the personal property of us and our guarantors, whether consisting of tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the guarantors and (ii) 65% of the shares of our capital stock or the capital stock of any guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the credit agreement. The collateral does not include any real property, the capital stock and any assets of any unrestricted subsidiary, any shares of Class A common stock of WhiteWave which we owned as of the date the new credit agreement was executed, or any capital stock of any direct or indirect subsidiary of Dean Holding Company which owns any real property.

The credit agreement governing the new senior secured credit facility contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The credit agreement also contains customary events of default and related cure provisions.

Under the new senior secured credit facility, we are required to comply with (a) a maximum consolidated net leverage ratio initially set at 4.00 to 1.00 and stepping down to 3.50 to 1.00 after the earlier of: (i) the end of the fiscal quarter in which we have disposed of at least 90% of the shares of Class A common stock of WhiteWave that we owned as of the date the credit agreement was executed or (ii) the fiscal quarter ending December 31, 2014; and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00, in each case, as defined under and calculated in accordance with the terms of the agreements governing our new senior secured credit facility.

As described in more detail in our new credit agreement, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the credit agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.

Our interest coverage ratio under the new credit facility is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.

On July 2, 2013, we drew approximately $132.3 million under the new senior secured credit facility and used the proceeds to, among other things, refinance amounts outstanding under the prior credit agreement discussed above. We incurred approximately $6 million of fees in connection with the execution of the new senior secured credit facility, which we expect to capitalize during the third quarter of 2013 and amortize to interest expense over the five-year term of the facility.

As of July 26, 2013, we had no outstanding borrowings under our new senior secured revolving credit facility, excluding letters of credit in the aggregate amount of $1.0 million that were issued but undrawn.

Short Term Credit Facility and Debt-for-Equity Exchange Transaction — As discussed in Note 2, on July 11, 2013, in connection with the anticipated monetization of our remaining shares of WhiteWave’s Class A common stock, we entered into a loan agreement with certain lenders, pursuant to which we were provided with two term loans in an aggregate principal amount of $626.75 million, consisting of a $545 million term loan required to be repaid no later than August 12, 2013 and an $81.75 million term loan required to be repaid no later than September 9, 2013. We will use the proceeds from the credit facility for general corporate purposes. Loans outstanding under the short-term credit facility bore interest at LIBOR plus a margin of 2.50%. We were permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than any applicable LIBOR breakage costs).

The credit facility was unsecured and was guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the loan agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The loan agreement contained certain representations, warranties and covenants, including, but not limited to specified restrictions on acquisitions and payment of dividends, as well as maintenance of certain liquidity levels. The loan agreement also contained customary events of default and related cure provisions. We were required to comply with a maximum consolidated net leverage ratio initially set at 4.00 to 1.00 and a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

As disclosed in Note 2 to our unaudited Condensed Consolidated Financial Statements, on July 25, 2013, we announced the closing of a secondary public offering of approximately 34.4 million shares of Class A common stock of WhiteWave owned by us at a public offering price of $17.75 per share. Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock in partial satisfaction of the two term loans, which loans were held by two of the underwriters in the offering, as described more fully above. The debt-for-equity exchange resulted in total cash proceeds to us, net of underwriting fees, of approximately $589 million. Following the closing of the offering, we prepaid the non-exchanged balance of the two term loans and terminated the loan agreement.

We are currently in compliance with all covenants in our credit agreements, and we expect to maintain such compliance for the foreseeable future.

Historical Cash Flow

The unaudited Condensed Consolidated Statements of Cash Flows include amounts related to discontinued operations, which are primarily related to net proceeds of approximately $1.4 billion received from the sale of our Morningstar division, completed on January 3, 2013 and the spin-off of WhiteWave, completed on May 23, 2013, which have been reclassified as discontinued operations for all periods presented. See Note 3 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30
	2013	2012	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$(245,088)	$132,152	$(377,240)
Investing activities	(44,721)	(30,195)	(14,526)
Financing activities	(1,074,814)	(203,205)	(871,609)
Discontinued operations	1,366,084	123,214	1,242,870
Effect of exchange rate changes on cash and cash equivalents	(155)	315	(470)

Net increase (decrease) in cash and cash equivalents	$1,306	$22,281	$(20,975)

Operating Activities

Net cash used in operating activities was $245.1 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $132.2 million for the six months ended June 30, 2012. The change is partially attributable to lower income from continuing operations versus the prior year period. Additionally, cash flow from continuing operations was impacted by an initial payment of $212.5 million related to our cash tax obligation on the sale of Morningstar, as well as a decrease in accounts payable and accrued expenses driven by the payment of our 2012 incentive plans and payments for raw milk. The decrease in operating cash flows during the first six months of 2013 was also impacted by the $28 million cash termination of our remaining Dean Foods interest rate hedges in January 2013, which is described more fully in Note 7 to our unaudited Condensed Consolidated Financial Statements. These decreases were partially offset by litigation payments of $19.1 million during the six months ended June 30, 2013 in comparison to litigation payments of $61.3 million during the six months ended June 30, 2012.

Investing Activities

Net cash used in investing activities increased by $14.5 million in the six months ended June 30, 2013 in comparison to the six months ended June, 30 2012 due to higher capital expenditures of $5.8 million and lower proceeds from the sale of fixed assets of $5.8 million. Additionally, cash flows from investing activities during the six months ended June 30, 2012 included proceeds from insurance and other recoveries of approximately $3 million.

Financing Activities

Net cash used in financing activities increased $872 million in the six months ended June 30, 2013 in comparison to the year-ago period, driven by net debt repayments of $1.1 billion in the first six months of 2013 utilizing proceeds received from the sale of our Morningstar division versus net debt repayments of $205 million in 2012. See Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt repayments.

Contractual Obligations

Our recent strategic activities, including the Morningstar divestiture, which was completed January 3, 2013, and the spin-off of WhiteWave, which was completed May 23, 2013, have resulted in changes to the contractual obligations, including indebtedness and purchase and lease obligations, from those disclosed in our 2012 Annual Report on Form 10-K. Other than as outlined below, there have been no other material changes outside the ordinary course of business to the information provided with respect to our contractual obligations as set forth in our 2012 Annual Report on Form 10-K.

Obligations for Indebtedness and Related Interest Payments — On January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds for the full repayment of $480 million of 2016 Tranche B term loan borrowings, $547 million of 2017 Tranche B term loan borrowings and $265 million of revolver borrowings that were outstanding under our prior credit facility as of December 31, 2012. We expect these repayments to reduce the future interest payments reported in the contractual obligations table included in our 2012 Annual Report on Form 10-K by approximately $209 million as illustrated below. Additionally, related to these debt repayments, on January 4, 2013 we terminated our remaining Dean Foods interest rate swaps with a total notional value of $1 billion and made a cash payment of $28 million to the counterparties to the swap agreements, which represented the fair value of the swaps as of the termination date. Accordingly, we will not incur any cash interest payments on these swaps going forward. The effect of these transactions on the contractual obligations included in our 2012 Annual Report on Form 10-K is summarized in the table below.

The following is an update, as of June 30, 2013, to certain contractual obligations for indebtedness, and the related cash interest payments, from those reported in our 2012 Annual Report on Form 10-K:

		Payments Due By Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(In millions)
Prior credit facility	$117.0	$—	$117.0	$—	$—	$—	$—
Interest payments	412.4	90.1	84.4	83.8	66.3	48.8	39.0

On July 2, 2013, we entered into a credit agreement pursuant to which the lenders have provided us with a five-year revolving credit facility in the amount of up to $750 million. Under the agreement, we also have the right to request an increase of the aggregate commitment under the credit facility by, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The new senior secured credit facility replaced our prior credit facility.

Updates to Other Contractual Obligations — As a result of the gain recognized on the sale of Morningstar, we incurred a cash tax obligation of approximately $430 million, of which approximately $213 million was paid during the second quarter of 2013. We expect to pay the large majority of the remaining obligation over the remainder of 2013, with funding obtained through one or more of our existing sources of liquidity, including our new senior secured credit facility and the receivables-backed facility, or through other corporate transactions.

Immediately following the completion of the WhiteWave IPO, we owned a majority interest in WhiteWave and continued to consolidate it for financial reporting purposes. As such, WhiteWave’s contractual obligations, including future principal and interest payments due under its senior secured credit facilities, cash payments related to its interest rate swap agreements, future minimum lease payments, purchase obligations and benefit payments, which totaled approximately $2.2 billion as of December 31, 2012, were included in the contractual obligations table presented in our 2012 Form 10-K. Upon completion of the WhiteWave spin-off on May 23, 2013 (which is discussed more fully in Note 2 to our unaudited Condensed Consolidated Financial Statements), we ceased to consolidate, or be a party to, WhiteWave’s obligations described above.

See Notes 3, 6 and 7 to our unaudited Condensed Consolidated Financial Statements for further information regarding the Morningstar sale, our debt repayments and new senior secured credit facility, and interest rate swap terminations, respectively.

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

We expect to contribute approximately $11 million to the pension plans and approximately $3 million to the postretirement health plans in 2013.

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

Future Capital Requirements

During 2013, we intend to invest a total of approximately $150 million to $175 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $90 million to $95 million based upon current debt levels and projected forward interest rates under our new senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $15 million (which includes one-time writeoffs of previously deferred financing costs associated with our prior credit facility of approximately $7 million) and imputed interest of approximately $2 million related to the Tennessee dairy farmer action litigation settlement reached in 2012.

From time to time, we may repurchase our outstanding common stock or debt obligations in the open market or in privately negotiated transactions, subject to meeting certain terms and conditions as outlined in our credit agreements. We expect that our future cash flows from operations, borrowings under our new senior secured credit facility and receivables-backed facility, and the proceeds received from the July 25, 2013 disposition of our remaining shares of WhiteWave’s Class A common stock, will be sufficient to meet our future capital requirements for the foreseeable future.

Known Trends and Uncertainties

Prices of Conventional Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw materials used in the products we manufacture, distribute and sell are conventional milk (which contains both raw milk and butterfat) and bulk cream. On a monthly basis, the federal government and certain state governments set minimum prices for raw milk. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and can sometimes differ within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the Grade AA butter price on the Chicago Mercantile Exchange (“CME”).

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

Conventional milk prices increased during the first half of 2013 as compared to the first half of 2012 but were 10% lower sequentially from the fourth quarter of 2012. Raw skim milk prices continue to be higher than the historical average. We continue to view the fundamentals for raw milk in the U.S. market as relatively balanced at these levels over the remainder of the year. We believe steady supply growth, ample inventories and continued modest domestic demand is somewhat offset by increased global demand. As a result, we expect Class I pricing to remain relatively consistent with current levels through the second half of 2013.

Fuel and Resin Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. We purchase approximately 28 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We expect that fuel and resin costs will remain elevated throughout 2013.

Retail and Customer Environment

Due in part to the current economic climate, which continues to be challenging for broad segments of the population, and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. As a result of the decline in conventional raw milk prices during the first half of 2012, retailers began to restore the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages. A significant increase in Class I pricing during the fourth quarter of 2012 adversely impacted retailer margins, but subsequent declines in Class I pricing during the first half of 2013 have allowed retailers to mitigate the challenges experienced in the fourth quarter of 2012. Although the margin over milk remains below year ago levels, the average price gaps between our brands and private labels remain consistent with the year-ago period. However, as described more fully below, we expect our fluid milk volumes to underperform the broader industry through the balance of the year due to the ongoing impact of lost business.

Throughout the second half of 2013, we will continue to emphasize price realization, volume performance and disciplined cost management in an effort to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain focused on sustaining strong positive cash flow and generating shareholder value. Although we remain committed to our fundamentals of volume performance, cost reduction and pricing effectiveness, the fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in the loss of a portion of that customer’s business. The impact of this loss began to be reflected in the second quarter of 2013, and as we enter the back half of 2013 the transition of the vast majority of volumes is complete. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that going forward will be subject to renewal over various time frames. As a result of the lost volume and category trends, we expect full-year fluid milk volumes to decline in the mid-single digits in 2013. We have accelerated our ongoing cost reduction efforts in 2013 to minimize the impact of these lost volumes.

Tax Rate

Income tax benefit was recorded at an effective rate of 30.6% in the first six months of 2013 compared to a 49.7% effective tax expense rate in the first six months of 2012. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

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

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2013.

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

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Briefing on the appeal was completed on April 5, 2013 and oral argument occurred on July 25, 2013.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss on April 30, 2013. On June 14, 2013, the indirect purchaser plaintiffs responded to the Company’s motion to dismiss and filed an amended complaint. On July 1, 2013, the Company filed a motion to dismiss the amended complaint.

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

Item 6.	Exhibits

3.1	Form of Certificate of Amendment of Restated Certificate of Incorporation, as amended, of Dean Foods Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 20, 2013).

10.1	Amended and Restated Tax Matters Agreement, dated May 1, 2013, between Dean Foods Company and The WhiteWave Foods Company (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 9, 2013).

10.2	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 7, 2013).

10.3	Dean Foods Company 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

August 8, 2013