Form 10-Q
period 2013-09-30
DEAN FOODS CO
filed 2013-11-12
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 25, 2013, the number of shares outstanding of each class of common stock was: 94,404,214

Common Stock, par value $.01

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$360,649	$24,657
Receivables, net	712,371	775,818
Income tax receivable	—	10,492
Inventories	257,788	261,265
Deferred income taxes	57,584	78,861
Prepaid expenses and other current assets	36,598	36,033
Assets of discontinued operations	—	2,793,608

Total current assets	1,424,990	3,980,734
Property, plant and equipment, net	1,173,649	1,248,637
Goodwill	86,841	86,841
Deferred income taxes	43,274	49,858
Identifiable intangible and other assets, net	319,884	331,513

Total	$3,048,638	$5,697,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$749,423	$913,631
Income tax payable	107,150	—
Current portion of debt	—	10,535
Current portion of litigation settlements	19,101	20,000
Liabilities of discontinued operations	—	1,466,221

Total current liabilities	875,674	2,410,387
Long-term debt	1,031,643	2,311,708
Deferred income taxes	53,164	104,835
Other long-term liabilities	346,344	357,313
Long-term litigation settlements	35,719	53,712
Commitments and contingencies (Note 13)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 94,365,923 and 92,781,767 shares issued and outstanding, with a par value of $0.01 per share (1)	944	928
Additional paid-in capital (1)	785,452	1,376,740
Retained earnings (Accumulated deficit)	16,958	(833,897)
Accumulated other comprehensive loss	(97,260)	(186,584)

Total Dean Foods Company stockholders’ equity	706,094	357,187
Non-controlling interest	—	102,441

Total stockholders’ equity	706,094	459,628

Total	$3,048,638	$5,697,583

See Notes to Condensed Consolidated Financial Statements.

(1)	Shares outstanding, Common stock and Additional paid-in capital at December 31, 2012 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net sales	$2,200,899	$2,236,969	$6,720,871	$6,819,532
Cost of sales	1,759,614	1,728,559	5,312,054	5,240,076

Gross profit	441,285	508,410	1,408,817	1,579,456
Operating costs and expenses:
Selling and distribution	333,456	353,418	1,005,131	1,067,841
General and administrative	72,274	96,701	243,626	305,194
Amortization of intangibles	910	940	2,785	2,818
Facility closing and reorganization costs	7,268	6,080	17,817	37,732
Litigation settlements	—	—	(1,019)	—
Impairment of long-lived assets	4,422	—	41,941	—
Other operating (income) loss	285	(56,339)	2,494	(56,339)

Total operating costs and expenses	418,615	400,800	1,312,775	1,357,246

Operating income	22,670	107,610	96,042	222,210
Other (income) expense:
Interest expense	30,238	36,339	180,009	116,738
Other (income) expense, net	(126)	387	(489)	(1,693)
Gain on disposition of WhiteWave common stock	(415,783)	—	(415,783)	—

Total other (income) expense	(385,671)	36,726	(236,263)	115,045

Income from continuing operations before income taxes	408,341	70,884	332,305	107,165
Income tax expense (benefit)	(7,177)	73,076	(30,416)	91,112

Income (loss) from continuing operations	415,518	(2,192)	362,721	16,053
Income from discontinued operations, net of tax	—	38,633	2,891	116,894
Gain (loss) on sale of discontinued operations, net of tax	(398)	—	491,422	(2,458)

Net income	415,120	36,441	857,034	130,489
Net income attributable to non-controlling interest in discontinued operations	—	—	(6,179)	—

Net income attributable to Dean Foods Company	$415,120	$36,441	$850,855	$130,489

Average common shares (1):
Basic	94,164,101	92,495,115	93,533,631	92,276,291
Diluted	95,337,764	92,495,115	94,577,124	92,803,315
Basic earnings (loss) per common share (1):
Income (loss) from continuing operations	$4.41	$(0.02)	$3.88	$0.17
Income from discontinued operations attributable to Dean Foods Company	—	0.41	5.22	1.24

Net income attributable to Dean Foods Company	$4.41	$0.39	$9.10	$1.41

Diluted earnings (loss) per common share (1):
Income (loss) from continuing operations	$4.35	$(0.02)	$3.84	$0.17
Income from discontinued operations attributable to Dean Foods Company	—	0.41	5.16	1.24

Net income attributable to Dean Foods Company	$4.35	$0.39	$9.00	$1.41

See Notes to Condensed Consolidated Financial Statements.

(1)	Basic and diluted earnings (loss) per common share and average basic and diluted shares outstanding have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income	$415,120	$36,441	$857,034	$130,489
Other comprehensive income (loss):
Currency translation adjustments	(40)	8,345	(10,557)	2,457
Net change in fair value of derivative instruments, net of tax	338	1,024	58,494	1,258
Net pension and other postretirement liability adjustment, net of tax	2,039	1,885	6,978	5,965
Unrealized gains on available-for-sale securities	30,231	—	415,783	—
Reclassifications to income statement related to disposition of available-for-sale securities	(415,783)	—	(415,783)	—

Other comprehensive income (loss)	(383,215)	11,254	54,915	9,680

Comprehensive income	31,905	47,695	911,949	140,169
Comprehensive income attributable to non-controlling interest	—	—	4,795	—

Comprehensive income attributable to Dean Foods Company	$31,905	$47,695	$907,154	$140,169

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock(1)			Retained	Accumulated	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital(1)	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2012	92,781,767	$928	$1,376,740	$(833,897)	$(186,584)	$102,441	$459,628
Issuance of common stock, net of tax impact of share-based compensation	1,584,156	16	15,353	—	—	—	15,369
Share-based compensation expense	—	—	10,441	—	—	—	10,441
Share-based compensation expense for subsidiary shares	—	—	—	—	—	7,733	7,733
Net income attributable to non-controlling interest	—	—	—	—	—	6,179	6,179
Net income attributable to Dean Foods Company	—	—	—	850,855	—	—	850,855
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax of $84	—	—	—	—	8	10	18
Amounts reclassified to income statement related to hedging activities, net of tax of $36,822	—	—	—	—	58,476	—	58,476
Cumulative translation adjustment	—	—	—	—	(9,159)	(1,398)	(10,557)
Pension and other postretirement benefit liability adjustment, net of tax of $4,145	—	—	—	—	6,974	4	6,978
Spin-Off of The WhiteWave Foods Company	—	—	(617,082)	—	33,025	(114,969)	(699,026)

Balance, September 30, 2013	94,365,923	$944	$785,452	$16,958	$(97,260)	$—	$706,094

(1)	Common Stock and Additional Paid-In Capital at December 31, 2012 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock(1)			Retained	Accumulated	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Additional Paid-In Capital(1)	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2011	91,872,894	$919	$1,087,722	$(992,519)	$(199,520)	$4,747	$(98,651)
Issuance of common stock, net of tax impact of share-based compensation	709,551	7	(6,838)	—	—	—	(6,831)
Share-based compensation expense	—	—	20,633	—	—	—	20,633
Wind-down of joint venture	—	—	—	—	—	(4,747)	(4,747)
Net income attributable to Dean Foods Company	—	—	—	130,489	—	—	130,489
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $13,768	—	—	—	—	(21,448)	—	(21,448)
Amounts reclassified to income statement related to hedging activities, net of tax of $14,712	—	—	—	—	22,706	—	22,706
Cumulative translation adjustment	—	—	—	—	2,457	—	2,457
Pension and other postretirement benefit liability adjustment, net of tax of $3,442	—	—	—	—	5,965	—	5,965

Balance, September 30, 2012	92,582,445	$926	$1,101,517	$(862,030)	$(189,840)	$—	$50,573

(1)	Common Stock and Additional Paid-In Capital at December 31, 2011 and September 30, 2012 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2013	2012
Cash flows from operating activities:
Net income	$857,034	$130,489
Income from discontinued operations, net of tax	(2,891)	(116,894)
(Gain) loss on sale of discontinued operations, net of tax	(491,422)	2,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,651	140,334
Share-based compensation expense	17,104	32,636
(Gain) loss on divestitures and other, net	978	(37,867)
Impairment of long-lived assets	41,941	—
Gain on disposition of WhiteWave common stock	(415,783)	—
Write-off of financing costs	6,791	—
Recognition of accumulated losses from de-designated cash flow hedges	63,454	—
Deferred income taxes	(15,667)	9,183
Other	(197)	4,393
Changes in operating assets and liabilities:
Receivables	62,351	15,620
Inventories	3,597	(20,928)
Prepaid expenses and other assets	(3,227)	(2,933)
Accounts payable and accrued expenses	(131,418)	3,378
Termination of interest rate swap liability	(28,147)	—
Income tax receivable/payable	(336,050)	89,219
Litigation settlements	(18,727)	(61,325)

Net cash provided by (used in) operating activities-continuing operations	(258,628)	187,763
Net cash provided by operating activities-discontinued operations	14,174	233,865

Net cash provided by (used in) operating activities	(244,454)	421,628
Cash flows from investing activities:
Payments for property, plant and equipment	(90,387)	(78,263)
Proceeds from insurance and other recoveries	—	4,125
Proceeds from divestitures	—	56,339
Proceeds from sale of fixed assets	8,526	9,367
Other, net	—	(200)

Net cash used in investing activities-continuing operations	(81,861)	(8,632)
Net cash provided by (used in) investing activities-discontinued operations	1,403,494	(79,292)

Net cash provided by (used in) investing activities	1,321,633	(87,924)
Cash flows from financing activities:
Repayments of senior secured term loan debt	(1,027,196)	(192,898)
Proceeds from senior secured revolver	696,000	1,674,600
Payments for senior secured revolver	(961,000)	(1,537,400)
Proceeds from receivables-backed facility	478,000	1,838,919
Payments for receivables-backed facility	(478,000)	(2,061,415)
Proceeds from short-term credit facility	626,750	—
Payments for short-term credit facility	(37,521)	—
Payments of financing costs	(6,197)	—
Issuance of common stock, net of share repurchases for withholding taxes	17,638	3,138
Tax savings on share-based compensation	2,139	360

Net cash used in financing activities-continuing operations	(689,387)	(274,696)
Net cash used in financing activities-discontinued operations	(51,584)	(37,810)

Net cash used in financing activities	(740,971)	(312,506)
Effect of exchange rate changes on cash and cash equivalents	(216)	808

Increase in cash and cash equivalents	335,992	22,006
Cash and cash equivalents, beginning of period	24,657	18,147

Cash and cash equivalents, end of period	$360,649	$40,153

Significant non-cash activity:
Disposition of retained investment in WhiteWave	$589,229	—

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

1. General

Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of milk and other fluid dairy products in the United States. We have aligned our leadership teams, operating strategies and supply chain initiatives under a single operating and reportable segment. We process and distribute fluid milk and other dairy products, including ice cream, ice cream mix and cultured products, which are marketed under more than 50 local and regional dairy brands and a wide array of private labels. We also produce and distribute Tru Moo®, which is our nationally branded, reformulated flavored milk, as well as juices, teas, bottled water and other products.

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 27, 2013. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and nine months periods ended September 30, 2013 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.

On August 26, 2013, we effected a 1-for-2 reverse stock split of our issued common stock. Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the unaudited Condensed Consolidated Financial Statements and notes thereto have been adjusted retroactively to give effect to the 1-for-2 reverse stock split. See Note 8.

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

As discussed in Note 2, in October 2012, The WhiteWave Foods Company (“WhiteWave”) completed its initial public offering (the “WhiteWave IPO”). Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave. On May 1, 2013, our Board of Directors declared a dividend of an aggregate of 47,686,000 shares of Class A common stock and 67,914,000 shares of Class B common stock of WhiteWave to holders of record of Dean Foods common stock at the close of business on May 17, 2013, the record date. The dividend was distributed on May 23, 2013. Upon completion of the WhiteWave spin-off, we ceased to own a controlling financial interest in WhiteWave, and WhiteWave’s results of operations have been reclassified as discontinued operations for all periods presented herein. See Note 3. Subsequent to the WhiteWave spin-off, we retained ownership of 34,400,000 shares of WhiteWave’s Class A common stock, or approximately 19.9% of the economic interest of WhiteWave, which we disposed of in July 2013 in a tax-free debt-for-equity exchange transaction as set forth in more detail in Note 2 below. Upon completion of the offering, we no longer owned any shares of WhiteWave common stock. WhiteWave’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WWAV”.

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

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of unrecognized tax benefits. The update requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. We do not expect the adoption of this standard to have a material impact on our unaudited Condensed Consolidated Financial Statements.

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

On May 1, 2013, our Board of Directors approved the distribution to our stockholders of a portion of our remaining equity interest in WhiteWave. On May 23, 2013, we completed the WhiteWave spin-off through a tax-free distribution to our stockholders of an aggregate of 47,686,000 shares of WhiteWave Class A common stock and 67,914,000 shares of WhiteWave Class B common stock as a pro rata dividend on the shares of Dean Foods common stock outstanding at the close of business on the record date of May 17, 2013. Each share of Dean Foods common stock received 0.25544448 shares of WhiteWave Class A common stock and 0.36380189 shares of WhiteWave Class B common stock in the distribution.

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

In connection with the WhiteWave spin-off, we recorded a $617.1 million reduction to additional paid-in capital. The distribution was recorded through additional paid-in capital rather than through retained earnings, as we were in an accumulated deficit position at the time of the WhiteWave spin-off. Upon completion of the WhiteWave spin-off, we reclassified WhiteWave’s results of operations as discontinued operations for all periods presented. See Note 3. We retained ownership of 34,400,000 shares of WhiteWave’s Class A common stock, or approximately 19.9% of the economic interest of WhiteWave, which we disposed of in July 2013 in a tax-free transaction as set forth in more detail below. From the completion of the WhiteWave spin-off through the date of disposition in July 2013, we accounted for our investment in WhiteWave common stock using the fair value method of accounting for available-for-sale securities, which requires the investment to be marked to market with unrealized gains and losses recorded in accumulated other comprehensive income until realized or until losses are deemed to be other-than-temporary.

Disposition of Remaining Ownership of WhiteWave Common Stock — On July 11, 2013, in connection with the anticipated monetization of our remaining shares of Class A common stock of WhiteWave, we entered into a loan agreement with certain lenders, pursuant to which we were provided with two term loans in an aggregate principal amount of $626.75 million, consisting of a $545 million term loan required to be repaid no later than August 12, 2013, and an $81.75 million term loan required to be repaid no later than September 9, 2013. We used the proceeds from the credit facility for general corporate purposes. Loans outstanding under the credit facility bore interest at the Adjusted LIBO Rate (as defined in the loan agreement) plus a margin of 2.50%. We were permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than any applicable LIBOR breakage costs).

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

On July 25, 2013, we announced the closing of a secondary public offering of 34.4 million shares of Class A common stock of WhiteWave owned by us at a public offering price of $17.75 per share. Following the closing of the offering, we no longer owned any shares of WhiteWave common stock.

Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock in partial satisfaction of the two term loans, which loans were held by two of the underwriters in the offering, as described more fully above. The underwriters subsequently sold these shares of WhiteWave’s Class A common stock in the offering. Following the closing of the debt-for-equity exchange, we repaid the non-exchanged balance of the two term loans in full and terminated the loan agreement. The debt-for-equity exchange resulted in total cash proceeds, net of underwriting fees, of $589.2 million. We recorded a gain in continuing operations of $415.8 million in the third quarter of 2013 related to the disposition of our investment in WhiteWave common stock. The gain represents the excess of the value of the exchanged shares of WhiteWave Class A common stock over our cost basis in such shares. As the debt-for-equity exchange qualified as a tax-free transaction pursuant to the terms of our private letter ruling from the IRS, we did not incur, nor did we record, any income tax expense associated with the transaction.

3. Discontinued Operations

WhiteWave and Morningstar

WhiteWave — As discussed in Note 2, on May 23, 2013, we completed the WhiteWave spin-off through a tax-free distribution to our stockholders. Following the WhiteWave spin-off, we retained 34.4 million shares of WhiteWave’s Class A common stock, or approximately 19.9% of WhiteWave’s economic interest. While we are a party to a separation agreement and various other agreements relating to the separation, including a transitional services agreement, an amended and restated tax matters agreement, an employee matters agreement and certain other commercial agreements, we have determined that the continuing cash flows generated by these agreements, and the retention and subsequent monetization of our investment in WhiteWave common stock in July 2013 as discussed in Note 2 and below, did not constitute significant continuing involvement in the operations of WhiteWave. Accordingly, the net assets, operating results and cash flows of WhiteWave, previously reported in the WhiteWave segment, were reclassified to discontinued operations beginning in the second quarter of 2013 and have accordingly been separately reflected as discontinued operations for all periods presented herein.

No gain or loss was recognized in connection with the WhiteWave spin-off, but subsequent unrealized gains or losses on our investment in WhiteWave common stock through the date of disposition of our remaining interest in WhiteWave common stock on July 25, 2013 were recognized as a component of other comprehensive income (see Note 10). No related deferred tax impact was recorded as the disposition of our remaining investment in WhiteWave common stock was completed in July 2013 in the tax-free debt-for-equity transaction described in Note 2 and Note 6. Following the closing of the debt-for-equity exchange, we no longer owned any shares of WhiteWave’s common stock. During the third quarter of 2013, as a result of the tax-free disposition of our investment in WhiteWave common stock, we recorded a gain in continuing operations of $415.8 million, which included $385.6 million of unrealized holding gains that were previously recorded as a component of accumulated other comprehensive income as of June 30, 2013. The gain was recorded in the gain on disposition of WhiteWave common stock line item in our unaudited Condensed Consolidated Statements of Operations.

WhiteWave is a stand-alone public company which separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of WhiteWave included within discontinued operations may not be indicative of the actual financial results of WhiteWave as a stand-alone company.

Morningstar — On December 2, 2012, we entered into an agreement to sell our Morningstar division to a third party. Morningstar is a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. The sale of our Morningstar division closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our prior senior secured credit facility. See Note 6 “ —Prior Amended & Restated Senior Secured Credit Facility (Terminated Effective July 2, 2013)”. We recorded a gain of $871.3 million ($492.1 million, net of tax) on the sale of Morningstar, which excludes $22.9 million of transaction costs recognized in discontinued operations during the year ended December 31, 2012. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations for the three and nine months ended September 30, 2013 and 2012 and as of December 31, 2012.

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

The following is a summary of operating results and certain other directly attributable expenses, including interest expense, which are included in discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30
	2013			2012
	WhiteWave	Morningstar	Total	WhiteWave	Morningstar	Total
	(In thousands)
Operations:
Net sales	$—	$—	$—	$550,507	$355,775	$906,282
Income before income taxes	—	—	—	36,172	21,889	58,061
Income tax	—	—	—	(11,794)	(7,634)	(19,428)

Net income	$—	$—	$—	$24,378	$14,255	$38,633

	Nine months ended September 30
	2013				2012
	WhiteWave		Morningstar	Total	WhiteWave	Morningstar	Total
	(In thousands)
Operations:
Net sales	$940,431		$5,919	$946,350	$1,601,391	$1,061,926	$2,663,317
Income before income taxes	57,126		109	57,235	112,397	65,225	177,622
Income tax	(54,306	) (1)	(38)	(54,344)	(37,249)	(23,479)	(60,728)

Net income	$2,820		$71	$2,891	$75,148	$41,746	$116,894

(1)	The income tax expense attributable to WhiteWave during the nine months ended September 30, 2013 includes approximately $31.1 million related to certain deferred intercompany transactions which were recognized upon the completion of the WhiteWave spin-off. Because these liabilities arose as a direct result of the spin-off of WhiteWave, we have reflected the income statement impact of such liabilities as a component of discontinued operations.

The following is a summary of directly attributable transaction expenses which are included in discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(In thousands)
WhiteWave	$—	$8,000	$12,464	$12,000
Morningstar	—	3,000	300	4,500

Total	$—	$11,000	$12,764	$16,500

During the three and nine months ended September 30, 2013 and 2012 we incurred an additional immaterial amount of expense related to other transactional activities, which is recorded in general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations.

Other

In July 2012, pursuant to a settlement reached with respect to certain contingent obligations that we retained in connection with the 2006 sale of our Iberian operations, we paid a total of €5.7 million ($7.2 million), which was inclusive of accrued interest and related fees and expenses, and incurred charges of $2.5 million, net of tax, which were in addition to amounts we had previously accrued in connection with these contingent obligations. The additional charges recorded in 2012 were included in (gain) loss on sale of discontinued operations, net of tax in our unaudited Condensed Consolidated Statements of Operations.

4. Inventories

Inventories, net of obsolescence reserves of $0.3 million at both September 30, 2013 and December 31, 2012, respectively, consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Raw materials and supplies	$101,045	$101,603
Finished goods	156,743	159,662

Total	$257,788	$261,265

5. Goodwill and Intangible Assets

Upon completion of the WhiteWave spin-off, our remaining goodwill of $86.8 million is attributable to our ongoing dairy operations (formerly referred to as our Fresh Dairy Direct operations). There were no changes in our goodwill balance during the nine months ended September 30, 2013.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$223,181	$—	$223,181	$226,081	$—	$226,081
Intangible assets with finite lives:
Customer-related and other (2)	49,225	(27,937)	21,288	53,313	(26,544)	26,769
Trademarks (3)	8,096	(4,767)	3,329	9,596	(5,037)	4,559

Total	$280,502	$(32,704)	$247,798	$288,990	$(31,581)	$257,409

(1)	In the first quarter of 2013, as a result declining volumes and projected future cash flows related to one of our indefinite-lived trademarks, we recorded an impairment charge of $2.9 million to reduce the carrying value of the trademark to its estimated fair value. This charge was recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations.
(2)	During the first quarter of 2013, we wrote off a favorable lease asset with a net book value of $3.5 million in connection with our abandonment of the facility to which the favorable lease relates. This charge was recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations.
(3)	During the third quarter of 2013, we wrote off a finite-lived trademark with a gross carrying amount of $1.5 million due to a decline in actual and expected future cash flows as a result of a decision to discontinue sales under the brand to which the trademark relates.

Amortization expense on intangible assets for the three months ended September 30, 2013 and 2012 was $0.9 million and $1.0 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2013 and 2012 was $2.8 and $2.9 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2013	$3.6
2014	2.9
2015	2.9
2016	2.8
2017	2.3

6. Debt

Our outstanding debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013		December 31, 2012
	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$—	—%	$—	—%
Prior credit facility	—	—	1,292,197	4.82	*
Senior notes due 2016	499,334	7.00	499,167	7.00
Senior notes due 2018	400,000	9.75	400,000	9.75

	899,334		2,191,364
Subsidiary debt obligations:
Senior notes due 2017	132,309	6.90	130,879	6.90
Receivables-backed facility	—	—	—	—

	132,309		130,879

	1,031,643		2,322,243
Less current portion	—		(10,535)

Total long-term portion	$1,031,643		$2,311,708

*	Represents a weighted average rate, including applicable interest rate margins, for the prior credit facility.

The scheduled maturities of long-term debt at September 30, 2013 were as follows (in thousands):

Total
2013	$—
2014	—
2015	—
2016	500,000
2017	142,000
Thereafter	400,000

Subtotal	1,042,000
Less discounts	(10,357)

Total outstanding debt	$1,031,643

New Senior Secured Credit Facility (Executed July 2, 2013) — As described in greater detail below under “Prior Amended & Restated Senior Secured Credit Facility (Terminated Effective July 2, 2013),” in July 2013, we terminated our prior senior secured credit facility, which we refer to as our prior credit facility, and entered into a new senior secured credit facility. Specifically, on July 2, 2013, we executed a credit agreement pursuant to which the lenders provided us with a five-year senior secured revolving credit facility in the amount of up to $750 million. Under the agreement, we also have the right to request an increase of the aggregate commitment under the credit facility by, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The proceeds of the credit facility will be used to finance our working capital needs and for general corporate purposes of us and our subsidiaries. The senior secured credit facility is available for the issuance of up to $200 million of letters of credit and up to $150 million of swing line loans. The facility will terminate on July 2, 2018.

Loans outstanding under the new senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.25% (which is initially 1.75%) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.25% (which is initially 0.75%) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.

The new senior secured credit facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the credit agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The facility is secured by a first priority perfected security interest in substantially all of the personal property of us and our guarantors, whether consisting of tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the guarantors and (ii) 65% of our or any guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the credit agreement. The collateral does not include any real property, the capital stock and any assets of any unrestricted subsidiary, any shares of Class A common stock of WhiteWave which we owned as of the date the new credit agreement was executed, or any capital stock of any direct or indirect subsidiary of Dean Holding Company which owns any real property.

The credit agreement governing the new senior secured credit facility contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The credit agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum consolidated net leverage ratio initially set at 4.00 to 1.00 and stepping down to 3.50 to 1.00 after the quarter ending September 30, 2013; and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

On July 2, 2013, we drew approximately $132.3 million under the new senior secured credit facility and used the proceeds to, among other things, refinance amounts outstanding under the prior credit agreement discussed above. We incurred approximately $6 million of fees in connection with the execution of the new senior secured credit facility, which were capitalized during the third quarter of 2013 and will be amortized to interest expense over the five-year term of the facility.

At September 30, 2013, there were no outstanding borrowings under the senior secured revolving credit facility. Our average daily balance under the senior secured revolving credit facility during the three months ended September 30, 2013 was $17.0 million. Letters of credit in the aggregate amount of $1.0 million were issued under the senior secured revolving credit facility but undrawn as of September 30, 2013.

Prior Amended & Restated Senior Secured Credit Facility (Terminated Effective July 2, 2013) — As described above under “New Senior Secured Credit Facility (Executed July 2, 2013),” in July 2013, we terminated our prior credit facility and executed a new senior secured credit facility. Our prior credit facility consisted of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A and a $1.8 billion seven-year term loan B. In 2010, we amended and restated the agreement governing the prior credit facility, which included extension of the maturity dates for certain principal amounts, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio and the addition of a senior secured leverage ratio (each as defined in the credit agreement for the prior credit facility), and the amendment of certain other terms.

In October 2012, we used the combined proceeds we received from the WhiteWave IPO and WhiteWave’s initial borrowings under its senior secured credit facilities described in Note 10 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K to repay in full the then-outstanding $480 million aggregate principal amount of our 2014 Tranche A term loan and the then-outstanding $675 million aggregate principal amount of our outstanding 2014 Tranche B term loan. Additionally, as discussed in Note 3, on January 3, 2013, we completed the sale of our Morningstar division and received net proceeds of approximately $1.45 billion, a portion of which was used for the full repayment of $480 million in outstanding 2016 Tranche B term loan borrowings, $547 million in outstanding 2017 Tranche B term loan borrowings and $265 million in revolver borrowings outstanding as of December 31, 2012. As a result of these principal repayments, we wrote off $1.5 million in previously deferred financing costs related to the prior credit facility during the first quarter of 2013.

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

On July 2, 2013, we terminated our prior credit agreement and executed the new credit agreement described above. During the third quarter of 2013, as a result of the termination of our prior credit agreement and the extinguishment of the related debt, we wrote off $5.4 million in previously deferred financing costs associated with the prior credit facility.

Short Term Credit Facility and Debt-for-Equity Exchange Agreement — As discussed in Note 2, on July 11, 2013, in connection with the anticipated monetization of our remaining shares of WhiteWave’s Class A common stock, we entered into a loan agreement with certain lenders, pursuant to which we were provided with two term loans in an aggregate principal amount of $626.75 million, consisting of a $545 million term loan required to be repaid no later than August 12, 2013, and an $81.75 million term loan required to be repaid no later than September 9, 2013. We used the proceeds from the credit facility for general corporate purposes. Loans outstanding under the short-term credit facility bore interest at the Adjusted LIBO Rate (as defined in the loan agreement) plus a margin of 2.50%. We were permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than any applicable LIBOR breakage costs).

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

As disclosed in Note 2, on July 25, 2013, we announced the closing of a secondary public offering of 34.4 million shares of Class A common stock of WhiteWave owned by us at a public offering price of $17.75 per share. Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock for $589.2 million of the two term loans, which loans were held by two of the underwriters in the offering. Following the closing of the debt-for-equity exchange, we repaid the non-exchanged balance of the two term loans in full and terminated the loan agreement.

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

Based on the monthly borrowing base formula, we had the ability to borrow up to $491.1 million of the total commitment amount under the receivables-backed facility as of September 30, 2013. The total amount of receivables sold to these entities as of September 30, 2013 was $643.4 million. During the first nine months of 2013 we borrowed and subsequently repaid $478.0 million under the facility with no remaining drawn balance as of September 30, 2013, excluding letters of credit in the aggregate amount of $209.0 million that were issued under the facility but undrawn, resulting in remaining available borrowing capacity of $282.1 million at September 30, 2013. Our average daily balance under this facility during the nine months ended September 30, 2013 was $9.4 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin.

On July 2, 2013, we amended our receivables purchase agreement to implement certain modifications in connection with the new senior secured credit facility described above. On October 7, 2013, we further amended our receivables purchase agreement to, among other things, conform the financial covenants and related definitions to those in our new senior secured credit facility.

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

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and on August 3,

2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at September 30, 2013 was $400.0 million.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at September 30, 2013 was $499.3 million.

On November 12, 2013, we announced that we have commenced a cash tender offer for up to $400 million combined aggregate principal amount of our Senior Notes due 2018 and Senior Notes due 2016, with priority given to the Senior Notes due 2018, and a consent solicitation to amend the indenture related to our Senior Notes due 2018. The transaction is expected to close during the fourth quarter of 2013. As a result of the tender offer, we expect to incur a loss on early extinguishment of debt in the fourth quarter of 2013, primarily related to debt tender premiums and other direct costs associated with the tender offer. The tender offer will be financed with cash on hand and borrowings under our senior secured credit facility.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at September 30, 2013 was $132.3 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

See Note 7 for information regarding the fair value of the 2016 and 2018 senior notes and the subsidiary senior notes due 2017 as of September 30, 2013.

Guarantor Information — The 2016 and 2018 senior notes described above are our unsecured obligations and, except as described below, are fully and unconditionally, jointly and severally guaranteed by substantially all of our 100%-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the 100%-owned subsidiary guarantors of the senior notes and, separately, the combined results of the 100%-owned subsidiaries that are not a party to the guarantees. The 100%-owned non-guarantor subsidiaries reflect certain foreign and other operations, in addition to our receivables securitization subsidiaries.

Upon completion of the WhiteWave IPO discussed in Note 2, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors for the 2016 and 2018 senior notes. Additionally, effective upon completion of the Morningstar sale on January 3, 2013, Morningstar and its subsidiaries were no longer parties to the guarantees. Therefore, the activity and balances allocated to discontinued operations related to WhiteWave and Morningstar have been recast in the tables below for all periods presented to include Morningstar and its subsidiaries and WhiteWave and its subsidiaries in the non-guarantor column as these parties are no longer guarantors of the 2016 or 2018 senior notes.

	Unaudited Condensed Consolidating Balance Sheet as of September 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$347,359	$2,677	$10,613	$—	$360,649
Receivables, net	2,800	79,666	629,905	—	712,371
Inventories	—	257,788	—	—	257,788
Intercompany receivables	—	5,701,555	—	(5,701,555)	—
Other current assets	(3,092)	97,246	28	—	94,182

Total current assets	347,067	6,138,932	640,546	(5,701,555)	1,424,990
Property, plant and equipment, net	—	1,173,431	218	—	1,173,649
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	95,984	267,112	62	—	363,158
Investment in subsidiaries	6,609,780	71,579	—	(6,681,359)	—

Total	$7,052,831	$7,737,895	$640,826	$(12,382,914)	$3,048,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$70,378	$679,394	$(349)	$—	$749,423
Income tax payable	107,150	—	—	—	107,150
Intercompany payables	5,111,807	—	589,748	(5,701,555)	—
Current portion of litigation settlements	19,101	—	—	—	19,101

Total current liabilities	5,308,436	679,394	589,399	(5,701,555)	875,674
Long-term debt	899,333	132,310	—	—	1,031,643
Other long-term liabilities	103,249	295,920	339	—	399,508
Long-term litigation settlements	35,719	—	—	—	35,719
Dean Foods Company stockholders’ equity	706,094	6,630,271	51,088	(6,681,359)	706,094

Total	$7,052,831	$7,737,895	$640,826	$(12,382,914)	$3,048,638

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,242	$—	$9,415	$—	$24,657
Receivables, net	1,172	39,879	734,767	—	775,818
Income tax receivable	10,291	201	—	—	10,492
Inventories	—	261,265	—	—	261,265
Intercompany receivables	—	4,326,672	—	(4,326,672)	—
Other current assets	6,464	108,426	4	—	114,894
Assets of discontinued operations	—	—	2,793,608	—	2,793,608

Total current assets	33,169	4,736,443	3,537,794	(4,326,672)	3,980,734
Property, plant and equipment, net	4	1,244,616	4,017	—	1,248,637
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	101,508	279,960	(97)	—	381,371
Investment in subsidiaries	6,335,400	74,054	—	(6,409,454)	—

Total	$6,470,081	$6,421,914	$3,541,714	$(10,736,126)	$5,697,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,181	$769,646	$(196)	$—	$913,631
Intercompany payables	3,591,077	—	735,595	(4,326,672)	—
Current portion of debt	10,534	1	—	—	10,535
Current portion of litigation settlements	20,000	—	—	—	20,000
Liabilities of discontinued operations	—	—	1,466,221	—	1,466,221

Total current liabilities	3,765,792	769,647	2,201,620	(4,326,672)	2,410,387
Long-term debt	2,180,829	130,879	—	—	2,311,708
Other long-term liabilities	112,561	347,939	1,648	—	462,148
Long-term litigation settlements	53,712	—	—	—	53,712
Dean Foods Company stockholders’ equity	357,187	5,173,449	1,236,005	(6,409,454)	357,187
Non-controlling interest	—	—	102,441	—	102,441

Total stockholders’ equity	357,187	5,173,449	1,338,446	(6,409,454)	459,628

Total	$6,470,081	$6,421,914	$3,541,714	$(10,736,126)	$5,697,583

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,197,974	$2,925	$—	$2,200,899
Cost of sales	—	1,757,469	2,145	—	1,759,614

Gross profit	—	440,505	780	—	441,285
Selling and distribution	—	333,096	360	—	333,456
General and administrative	1,357	70,440	477	—	72,274
Amortization of intangibles	—	910	—	—	910
Facility closing and reorganization costs	—	7,268	—	—	7,268
Impairment of long-lived assets	—	4,422	—	—	4,422
Other operating (income) loss	290	(5)	—	—	285
Interest expense	26,246	2,906	1,086	—	30,238
Gain on disposition of WhiteWave common stock	(415,783)	—	—	—	(415,783)
Other (income) expense, net	(400)	588	(314)	—	(126)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	388,290	20,880	(829)	—	408,341
Income tax expense (benefit)	(13,936)	8,131	(1,372)	—	(7,177)

Income before equity in earnings (loss) of subsidiaries	402,226	12,749	543	—	415,518
Equity in earnings (loss) of consolidated subsidiaries	13,292	(362)	—	(12,930)	—

Income (loss) from continuing operations	415,518	12,387	543	(12,930)	415,518
Loss on sale of discontinued operations, net of tax	(398)	—	—	—	(398)

Net income (loss) attributable to Dean Foods Company	415,120	12,387	543	(12,930)	415,120
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	(383,312)	139	(42)	—	(383,215)

Comprehensive income (loss) attributable to Dean Foods Company	$31,808	$12,526	$501	$(12,930)	$31,905

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,234,264	$2,705	$—	$2,236,969
Cost of sales	—	1,726,665	1,894	—	1,728,559

Gross profit	—	507,599	811	—	508,410
Selling and distribution	—	353,155	263	—	353,418
General and administrative	1,570	94,486	645	—	96,701
Amortization of intangibles	—	940	—	—	940
Facility closing and reorganization costs	—	6,080	—	—	6,080
Other operating income	—	—	(56,339)	—	(56,339)
Interest expense	32,396	2,698	1,245	—	36,339
Other (income) expense, net	(1,500)	(12,862)	14,749	—	387

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(32,466)	63,102	40,248	—	70,884
Income tax expense (benefit)	(12,797)	24,323	61,550	—	73,076

Income (loss) before equity in earnings (loss) of subsidiaries	(19,669)	38,779	(21,302)	—	(2,192)
Equity in earnings (loss) of consolidated subsidiaries	56,110	317	—	(56,427)	—

Income (loss) from continuing operations	36,441	39,096	(21,302)	(56,427)	(2,192)
Income from discontinued operations, net of tax	—	—	38,633	—	38,633

Net income (loss) attributable to Dean Foods Company	36,441	39,096	17,331	(56,427)	36,441
Other comprehensive income, net of tax, attributable to Dean Foods Company	3,066	53	8,135	—	11,254

Comprehensive income (loss) attributable to Dean Foods Company	$39,507	$39,149	$25,466	$(56,427)	$47,695

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$6,710,398	$10,473	$—	$6,720,871
Cost of sales	—	5,304,577	7,477	—	5,312,054

Gross profit	—	1,405,821	2,996	—	1,408,817
Selling and distribution	—	1,003,990	1,141	—	1,005,131
General and administrative	992	241,277	1,357	—	243,626
Amortization of intangibles	—	2,785	—	—	2,785
Facility closing and reorganization costs	—	17,817	—	—	17,817
Litigation settlements	(1,019)	—	—	—	(1,019)
Impairment of long-lived assets	—	38,527	3,414	—	41,941
Other operating loss	290	2,204	—	—	2,494
Interest expense	168,062	8,807	3,140	—	180,009
Gain on disposition of WhiteWave common stock	(415,783)	—	—	—	(415,783)
Other (income) expense, net	—	414	(903)	—	(489)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	247,458	90,000	(5,153)	—	332,305
Income tax expense (benefit)	(64,220)	36,949	(3,145)	—	(30,416)

Income (loss) before equity in earnings (loss) of subsidiaries	311,678	53,051	(2,008)	—	362,721
Equity in earnings (loss) of consolidated subsidiaries	539,575	(2,610)	—	(536,965)	—

Income (loss) from continuing operations	851,253	50,441	(2,008)	(536,965)	362,721
Income from discontinued operations, net of tax	—	—	2,891	—	2,891
Gain (loss) on sale of discontinued operations, net of tax	(398)	491,825	(5)	—	491,422

Net income (loss)	850,855	542,266	878	(536,965)	857,034
Net income attributable to non-controlling interest in discontinued operations	—	—	(6,179)	—	(6,179)

Net income (loss) attributable to Dean Foods Company	850,855	542,266	(5,301)	(536,965)	850,855
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	63,955	432	(8,088)	—	56,299

Comprehensive income (loss) attributable to Dean Foods Company	$914,810	$542,698	$(13,389)	$(536,965)	$907,154

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$6,810,130	$9,402	$—	$6,819,532
Cost of sales	—	5,233,197	6,879	—	5,240,076

Gross profit	—	1,576,933	2,523	—	1,579,456
Selling and distribution	—	1,067,142	699	—	1,067,841
General and administrative	7,398	296,270	1,526	—	305,194
Amortization of intangibles	—	2,818	—	—	2,818
Facility closing and reorganization costs	—	37,732	—	—	37,732
Other operating income	—	—	(56,339)	—	(56,339)
Interest expense	104,391	8,708	3,639	—	116,738
Other (income) expense, net	(9,169)	(37,456)	44,932	—	(1,693)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(102,620)	201,719	8,066	—	107,165
Income tax expense (benefit)	(39,397)	81,666	48,843	—	91,112

Income (loss) before equity in earnings (loss) of subsidiaries	(63,223)	120,053	(40,777)	—	16,053
Equity in earnings (loss) of consolidated subsidiaries	196,170	1,870	—	(198,040)	—

Income (loss) from continuing operations	132,947	121,923	(40,777)	(198,040)	16,053
Income from discontinued operations, net of tax	—	—	116,894	—	116,894
Loss on sale of discontinued operations, net of tax	(2,458)	—	—	—	(2,458)

Net income (loss) attributable to Dean Foods Company	130,489	121,923	76,117	(198,040)	130,489
Other comprehensive income, net of tax, attributable to Dean Foods Company	7,164	327	2,189	—	9,680

Comprehensive income (loss) attributable to Dean Foods Company	$137,653	$122,250	$78,306	$(198,040)	$140,169

	Unaudited Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(417,208)	$53,877	$104,703	$(258,628)
Net cash provided by operating activities — discontinued operations	—	—	14,174	14,174

Net cash provided by (used in) operating activities	(417,208)	53,877	118,877	(244,454)
Cash flows from investing activities:
Payments for property, plant and equipment	—	(90,387)	—	(90,387)
Proceeds from sale of fixed assets	—	8,526	—	8,526

Net cash used in investing activities — continuing operations	—	(81,861)	—	(81,861)
Net cash provided by (used in) investing activities — discontinued operations	1,441,322	—	(37,828)	1,403,494

Net cash provided by (used in) investing activities	1,441,322	(81,861)	(37,828)	1,321,633
Cash flows from financing activities:
Repayments of senior secured term loan debt	(1,027,196)	—	—	(1,027,196)
Proceeds from senior secured revolver	696,000	—	—	696,000
Payments for senior secured revolver	(961,000)	—	—	(961,000)
Proceeds from receivables-backed facility	—	—	478,000	478,000
Payments for receivables-backed facility	—	—	(478,000)	(478,000)
Proceeds from short-term credit facility	626,750	—	—	626,750
Payments for short-term credit facility	(37,521)	—	—	(37,521)
Payments of financing costs	(6,197)	—	—	(6,197)
Issuance of common stock, net of share repurchases for withholding taxes	17,638	—	—	17,638
Tax savings on share-based compensation	2,139	—	—	2,139
Net change in intercompany balances	(2,610)	30,661	(28,051)	—

Net cash provided by (used in) financing activities— continuing operations	(691,997)	30,661	(28,051)	(689,387)
Net cash used in financing activities — discontinued operations	—	—	(51,584)	(51,584)

Net cash provided by (used in) financing activities	(691,997)	30,661	(79,635)	(740,971)
Effect of exchange rate changes on cash and cash equivalents	—	—	(216)	(216)

Increase in cash and cash equivalents	332,117	2,677	1,198	335,992
Cash and cash equivalents, beginning of period	15,242	—	9,415	24,657

Cash and cash equivalents, end of period	$347,359	$2,677	$10,613	$360,649

	Unaudited Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
			(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$140,621	$157,225	$(110,083)	$—	$187,763
Net cash provided by operating activities — discontinued operations	—	—	233,865	—	233,865

Net cash provided by operating activities	140,621	157,225	123,782	—	421,628
Cash flows from investing activities:
Payments for property, plant and equipment	—	(78,263)	—	—	(78,263)
Proceeds from insurance and other recoveries	—	4,125	—	—	4,125
Proceeds from sale of fixed assets	—	9,367	—	—	9,367
Proceeds from divestitures	—	—	56,339		56,339
Proceeds from intercompany dividend	—	—	70,000	(70,000)	—
Other, net	—	(200)	—	—	(200)

Net cash provided by (used in) investing activities — continuing operations	—	(64,971)	126,339	(70,000)	(8,632)
Net cash used in investing activities — discontinued operations	—	—	(79,292)	—	(79,292)

Net cash provided by (used in) investing activities	—	(64,971)	47,047	(70,000)	(87,924)
Cash flows from financing activities:	—
Repayments of senior secured term loan debt	(192,891)	(9)	2	—	(192,898)
Proceeds from senior secured revolver	1,674,600	—	—	—	1,674,600
Payments for senior secured revolver	(1,537,400)	—	—	—	(1,537,400)
Proceeds from receivables-backed facility	—	—	1,838,919	—	1,838,919
Payments for receivables-backed facility	—	—	(2,061,415)	—	(2,061,415)
Payment of intercompany dividend	—	—	(70,000)	70,000	—
Issuance of common stock, net of share repurchases for withholding taxes	3,138	—	—	—	3,138
Tax savings on share-based compensation	360	—	—	—	360
Net change in intercompany balances	(66,681)	(93,697)	160,378	—	—

Net cash provided by (used in) financing activities — continuing operations	(118,874)	(93,706)	(132,116)	70,000	(274,696)
Net cash used in financing activities — discontinued operations	—	—	(37,810)	—	(37,810)

Net cash provided by (used in) financing activities	(118,874)	(93,706)	(169,926)	70,000	(312,506)
Effect of exchange rate changes on cash and cash equivalents	—	—	808	—	808

Increase (decrease) in cash and cash equivalents	21,747	(1,452)	1,711	—	22,006
Cash and cash equivalents, beginning of period	3,061	6,708	8,378	—	18,147

Cash and cash equivalents, end of period	$24,808	$5,256	$10,089	$—	$40,153

7. Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

Interest Rates — We have historically entered into interest rate swap agreements that were designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provided hedges for interest on our prior senior secured credit facility by fixing the LIBOR component of interest rates specified in our prior credit facility at the interest rates specified in the interest rate swap agreements until the indicated expiration dates of these interest rate swap agreements. For the reasons described below, as of September 30, 2013, we no longer had any interest rate swaps outstanding.

As disclosed in Note 3, on January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds to repay in full our then-outstanding 2016 and 2017 Tranche B term loan borrowings. As a result of these repayments, we determined that we no longer had sufficient levels of variable rate debt to support the $1 billion aggregate notional amount of interest rate hedges maturing in 2013 and 2016 that were outstanding as of December 31, 2012. Accordingly, on January 4, 2013, we terminated these interest rate swaps, and upon termination, we paid the counterparties $28.0 million based on the fair value of the swaps on that date. As we have determined that the forecasted transactions hedged by these swaps are no longer probable, we reclassified total losses of $28.1 million ($17.3 million, net of tax) previously recorded in accumulated other comprehensive income to interest expense during the first quarter of 2013. See Note 10.

In connection with the WhiteWave IPO discussed in Note 2, on October 31, 2012, we novated certain of our then-outstanding interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017 (the “2017 swaps”) to WhiteWave. WhiteWave is now the sole counterparty to the financial institutions under these swap agreements, and is directly responsible for any required future settlements, and the sole beneficiary of any future receipts of funds, pursuant to the terms of the 2017 swaps.

As of the novation date, the 2017 swaps were de-designated and subsequent changes in fair value were reflected in our unaudited Condensed Consolidated Statements of Operations, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we did not own. Upon completion of the WhiteWave spin-off on May 23, 2013, we determined that the underlying hedged forecasted transactions related to the 2017 swaps were no longer probable; therefore, during the second quarter of 2013, we reclassified total losses of $63.4 million ($38.9 million, net of tax) previously recorded in accumulated other comprehensive income associated with the 2017 swaps to earnings. This non-cash charge was recorded as a component of interest expense in our unaudited Condensed Consolidated Statements of Operations. See Note 10.

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

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified banking partners or enter into exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three and nine months ended September 30, 2013 and 2012. Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period, and a derivative asset or liability is recorded on our balance sheet. A summary of our open commodities contracts recorded at fair value in our unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At September 30, 2013 and December 31, 2012, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$—	$17,716
Interest rate swap contracts — noncurrent(2)	—	—	—	10,432
Commodities contracts — current(1)	347	776	355	1,143
Commodities contracts — non-current(2)	18	—	7	—
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	1,722	964	1,100	742

Total derivatives	$2,087	$1,740	$1,462	$30,033

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date are included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.
(2)	Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date are included in identifiable intangible and other assets, net and other long-term liabilities, respectively, in our unaudited Condensed Consolidated Balance Sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In thousands)
Losses on interest rate swap contracts(1)	$—	$9,209	$94,832	$32,294
Losses on commodities contracts(2)	288	2,084	544	5,336
(Gains) losses on foreign currency contracts(3)	—	(193)	(78)	(212)

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.
(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.
(3)	Recorded in cost of sales in our unaudited Condensed Consolidated Statements of Operations.

Based on current commodity prices, we estimate that an immaterial amount of hedging activity related to our commodities contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 is as follows (in thousands):

	Fair Value as of September 30, 2013	Level 1	Level 2	Level 3
Asset — Commodities contracts	$2,087	$—	$2,087	$—
Liability — Commodities contracts	1,462	—	1,462	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 is as follows (in thousands):

	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$28,148	$—	$28,148	$—
Asset — Commodities contracts	1,740	—	1,740	—
Liability — Commodities contracts	1,885	—	1,885	—

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

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facility, our prior credit facility, receivables-backed facility, and certain other debt are variable, their fair values approximate their carrying values.

The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$132,309	$151,585	$130,879	$155,135
Dean Foods Company senior notes due 2016	499,334	553,125	499,167	551,875
Dean Foods Company senior notes due 2018	400,000	454,000	400,000	459,000

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of September, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$239	$—	$239	$—
Mutual funds	2,049	—	2,049	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$2,941	$—	$2,941	$—
Mutual funds	3,337	—	3,337	—

8. Common Stock and Share-Based Compensation

1-for-2 Reverse Stock Split — At the 2013 Annual Stockholders’ Meeting, which was held on May 15, 2013, our stockholders approved an amendment to our restated certificate of incorporation, as amended, to effect a reverse stock split of our issued common stock by a ratio of not less than 1-for-2 and not more than 1-for-8. The approval of the amendment was conditioned upon the successful completion of the WhiteWave spin-off, which was completed on May 23, 2013. On August 26, 2013, we effected a 1-for-2 reverse stock split of our issued common stock. The reverse stock split ratio and the implementation and timing of the reverse stock split were determined by our Board of Directors. The reverse stock split did not change the authorized number of shares or par value of our common stock or preferred stock, but did effect a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock awards, and the number of shares of common stock eligible for issuance under our 2007 Stock Incentive Plan (the “2007 Plan”). No fractional shares were issued in connection with the reverse stock split. Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split.

All applicable outstanding equity awards discussed below have been adjusted retroactively for the 1-for-2 reverse stock split.

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

Additionally, in connection with the WhiteWave spin-off, we have proportionately adjusted the number and exercise prices of certain options, RSUs and phantom shares granted to Dean Foods employees and directors that were outstanding at the time of the WhiteWave spin-off to maintain the aggregate intrinsic value of such awards at the date of the WhiteWave spin-off, pursuant to the terms of these awards. The conversion ratio was determined based on the 5-day volume weighted-average trading prices for Dean Foods common stock and WhiteWave common stock for the period ended on the second trading day preceding the WhiteWave spin-off and, therefore, the ratio used to adjust these awards differs from the conversion ratio that would have resulted had the ratio been calculated based on the Dean Foods stock price immediately following the WhiteWave spin-off. As a result of this modification, we have recorded additional stock compensation expense of $0.6 million and $6.3 million in the three and nine months ended September 30, 2013 related to the vested portion of these awards. We will record an immaterial amount of additional compensation expense related to unvested awards over the remaining vesting period.

The impact of the conversion on our outstanding equity awards, and the related share-based compensation expense, is summarized in the tables below.

Stock Options — The following table summarizes stock option activity during the first nine months of 2013 (1):

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	4,145,843	$41.24
Granted	—	—
Forfeited and canceled(2)	(952,900)	34.64
Exercised	(1,432,522)	19.16
Adjustment to options outstanding at the time of WhiteWave spin-off (3)	4,091,057	18.74

Options outstanding at September 30, 2013	5,851,478	18.86	3.92	$13,877,287

Options exercisable at September 30, 2013	5,414,823	19.55	3.58	10,023,533

(1)	On August 26, 2013 we effected a 1-for-2 reverse stock split of our issued common stock. The number and weighted average exercise price of stock options outstanding as of January 1, 2013 and any stock option activity during 2013 prior to the date of the reverse stock split have been adjusted retroactively to reflect the reverse stock split.
(2)	Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants. Effective May 15, 2013, any stock options surrendered or cancelled in satisfaction of participants’ exercise proceeds or tax withholding obligations will no longer become available for future grants under the plans.
(3)	The number and exercise prices of certain options outstanding at the time of the WhiteWave spin-off were proportionately adjusted to maintain the aggregate intrinsic value of the options before and after the WhiteWave spin-off.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Nine Months Ended September 30
	2013 (1)	2012
Expected volatility	—	44%
Expected dividend yield	—	0%
Expected option term	—	5 years
Risk-free rate of return	—	0.62% to 0.88%

(1)	We have not granted, and do not plan to grant, any stock options during 2013.

Restricted Stock Units — The following table summarizes RSU activity during the first nine months of 2013 (1):

	Employees	Directors	Total
Stock units outstanding at January 1, 2013	492,629	32,470	525,099
Stock units issued	162,061	33,725	195,786
Shares issued upon vesting of stock units	(160,665)	(19,160)	(179,825)
Stock units canceled or forfeited(2)	(159,146)	(5,361)	(164,507)
Adjustment to stock units outstanding at the time of WhiteWave spin-off (3)	470,871	54,599	525,470

Stock units outstanding at September 30, 2013	805,750	96,273	902,023

Weighted average grant date fair value	$13.87	$12.46	$13.73

(1)	On August 26, 2013 we effected a 1-for-2 reverse stock split of our issued common stock. The number and weighted average grant date fair value of stock units outstanding as of January 1, 2013 and any stock unit activity during 2013 prior to the date of the reverse stock split have been adjusted retroactively to reflect the reverse stock split.
(2)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Effective May 15, 2013, any stock units surrendered or cancelled in satisfaction of participants’ tax withholding obligations will no longer become available for future grants under the plans.
(3)	The number and exercise prices of certain stock units outstanding at the time of the WhiteWave spin-off were proportionately adjusted to maintain the aggregate intrinsic value of the stock units before and after the WhiteWave spin-off.

Cash Performance Units — We grant awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Plan. The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric for the 2011 and 2012 CPUs, as defined in the award agreements, is the performance of our stock price relative to that of a peer group of companies. For CPU awards granted in 2013, the Compensation Committee changed the performance metric to bank earnings before interest, taxes, depreciation, and amortization (“Bank EBITDA”). Bank EBITDA is defined as adjusted operating income plus depreciation and amortization plus all non-cash expenses.

The range of payout under the CPU awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes CPU activity with respect to the 2011 and 2012 CPU awards during the first nine months of 2013:

Units
Outstanding at January 1, 2013	1,526,250
Granted (1)	—
Converted/paid	(1,526,250)
Forfeited	—

Outstanding at September 30, 2013	—

(1)	As described above, the performance metric for the CPU awards granted in 2013 is Bank EBITDA. As the underlying value of these awards is not derived from or linked to our stock price, these awards are not share-based in nature and accordingly they have been excluded from the table above.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the first nine months of 2013 (1):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	440,948	$23.14
Granted	301,034	32.15
Converted/paid	(204,929)	22.02
Forfeited	(68,314)	20.34
Adjustment to phantom shares outstanding at the time of WhiteWave spin-off (2)	680,495	17.68

Outstanding at September 30, 2013	1,149,234	17.72

(1)	On August 26, 2013 we effected a 1-for-2 reverse stock split of our issued common stock. The number and weighted average grant date fair value of phantom shares outstanding as of January 1, 2013 and any phantom share activity during 2013 prior to the date of the reverse stock split have been adjusted retroactively to reflect the reverse stock split.
(2)	The number and exercise prices of certain phantom shares outstanding at the time of the WhiteWave spin-off were proportionately adjusted to maintain the aggregate intrinsic value of the phantom shares before and after the WhiteWave spin-off.

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30			Nine Months Ended September 30
	2013		2012	2013		2012
	(In thousands)
Stock Options	$418	(1)	$1,830	$6,347	(1)	$6,554
Stock Units	1,467	(1)	2,480	4,010	(1)	10,014
Cash Performance Units	—	(2)	4,513	—	(2)	6,461
Phantom Shares	1,626		1,517	6,747		7,148

Total	$3,511		$10,340	$17,104		$30,177

(1)	The share-based compensation expense recorded during the three and nine months ended September 30, 2013 includes additional compensation expense of $0.2 million and $5.6 million, respectively, for stock options and $0.4 million and $0.7 million, respectively, for stock units related to the equity conversion described more fully above.
(2)	As described above, the performance metric for the CPU awards granted in 2013 is Bank EBITDA. As the underlying value of these awards is not derived from or linked to our stock price, these awards are not share-based in nature and accordingly the expense related to such awards during the three and nine months ended September 30, 2013 has been excluded from the table above.

9. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the three months ended September 30, 2012 as we incurred a loss from continuing operations for this period and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended September 30		Nine Months Ended September 30
	2013(1)	2012(1)	2013(1)	2012(1)
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$415,518	$(2,192)	$362,721	$16,053
Denominator:
Average common shares	94,164,101	92,495,115	93,533,631	92,276,291

Basic earnings (loss) per share from continuing operations	$4.41	$(0.02)	$3.88	$0.17

Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$415,518	$(2,192)	$362,721	$16,053
Denominator:
Average common shares — basic	94,164,101	92,495,115	93,533,631	92,276,291
Stock option conversion(2)	805,976	—	712,038	114,114
Stock units(3)	367,687	—	331,455	412,910

Average common shares — diluted	95,337,764	92,495,115	94,577,124	92,803,315

Diluted earnings (loss) per share from continuing operations	$4.35	$(0.02)	$3.84	$0.17

(1) All applicable share data and per share amounts have been adjusted retroactively for the 1-for-2 reverse stock split effected on August 26, 2013.
(2) Anti-dilutive common shares excluded	2,949,208	6,567,701	3,758,723	8,113,546
(3) Anti-dilutive stock units excluded	8,704	14,156	7,949	6,451

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2013 were as follows (in thousands):

	Gains/Losses on Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Unrealized gains/losses on available-for-sale securities	Foreign Currency Items	Total
Balance, June 30, 2013	$(124)		$(99,358)		$385,552	$(115)	$285,955
Other comprehensive income (loss) before reclassifications	162		4,108		30,231	(40)	34,461
Amounts reclassified from accumulated other comprehensive income	176	(1)	(2,069	)(2)	(415,783)	—	(417,676)

Net current-period other comprehensive income (loss)	338		2,039		(385,552)	(40)	(383,215)

Balance, September 30, 2013	$214		$(97,319)		$—	$(155)	$(97,260)

(1)	The accumulated other comprehensive loss reclassification components affect distribution expense or cost of sales, depending on commodity type. See Note 7 and the additional details below.
(2)	The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Note 11.

As described more fully in Note 2, on July 25, 2013, we disposed of our investment in WhiteWave common stock through a tax-free debt-for-equity exchange. Prior to the disposition, our investment was recorded at fair value and classified as available-for-sale, with unrealized holding gains reported as a component of accumulated other comprehensive income. Immediately prior to the disposition, we recorded a final mark-to-market adjustment of $30.2 million, as shown in the table above, to reflect the $589.2 million value of the shares exchanged in the debt-for-equity exchange transaction. As a result of the disposition of our remaining investment in WhiteWave common stock, total unrealized holding gains of $415.8 million were reclassified from accumulated other comprehensive income to earnings during the three months ended September 30, 2013. The gain was recorded in the gain on disposition of WhiteWave common stock line item in our unaudited Condensed Consolidated Statements of Operations.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the nine months ended September 30, 2013 were as follows (in thousands):

	Gains/Losses on Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total	Non- controlling Interest
Balance, December 31, 2012	$(58,452)		$(105,845)		$(22,287)	$(186,584)	$(3,683)
Other comprehensive income (loss) before reclassifications	8		13,181		(9,159)	4,030	(1,378)
Amounts reclassified from accumulated other comprehensive income	58,476	(1)	(6,207	)(2)	—	52,269	(6)

Net current-period other comprehensive income (loss)	58,484		6,974		(9,159)	56,299	(1,384)
Spin-Off of The WhiteWave Foods Company	182		1,552		31,291	33,025	5,067

Balance, September 30, 2013	$214		$(97,319)		$(155)	$(97,260)	$—

(1)	The accumulated other comprehensive loss reclassification components affect interest expense, distribution expense or cost of sales, depending on commodity type and the underlying risk being hedged. See Note 7 and the additional details below.
(2)	The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Note 11.

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

Additionally, upon completion of the WhiteWave spin-off on May 23, 2013, we determined that the underlying hedged forecasted transactions related to the 2017 novated swaps were no longer probable; therefore, during the second quarter of 2013, we reclassified total losses of $63.4 million ($38.9 million, net of tax) recorded in accumulated other comprehensive income associated with the 2017 swaps to earnings, as a component of interest expense. See Note 7 for further information regarding our interest rate swaps.

As described above, during the nine months ended September 30, 2013, we recorded in accumulated other comprehensive income, and subsequently reclassified to earnings, unrealized holding gains totaling $415.8 million related to our investment in WhiteWave common stock, which we disposed of on July 25, 2013. The gain was recorded in the gain on disposition of WhiteWave common stock line item in our unaudited Condensed Consolidated Statements of Operations.

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$923	$767	$2,769	$2,301
Interest cost	3,128	3,500	9,384	10,500
Expected return on plan assets	(4,633)	(4,353)	(13,899)	(13,059)
Amortizations:
Unrecognized transition obligation	—	28	—	84
Prior service cost	198	190	594	570
Unrecognized net loss	3,098	2,917	9,294	8,751

Net periodic benefit cost	$2,714	$3,049	$8,142	$9,147

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$204	$147	$612	$441
Interest cost	306	337	918	1,011
Amortizations:
Prior service cost	6	6	18	18
Unrecognized net loss	75	32	225	96

Net periodic benefit cost	$591	$522	$1,773	$1,566

12. Asset Impairment Charges and Facility Closing and Reorganization Costs

Asset Impairment Charges

We evaluate our long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. As a result of certain changes to our business, including the loss of a portion of a significant customer’s volume and related plans for consolidating our production network, during the first quarter of 2013, we evaluated the impact that we expect these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability.

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

The results of our analysis indicated an impairment of our plant, property and equipment of $27.5 million, which we recorded in the first quarter of 2013, along with impairments related to certain intangible assets of approximately $6.4 million. See Note 5. During the second quarter of 2013, we recognized additional impairment of approximately $3.6 million related to these assets as a result of refinements to the fair value estimates recorded during the first quarter of 2013. Additionally, during the third quarter of 2013, we recorded an impairment of plant, property and equipment of $4.4 million as a result of changes to our expectations regarding estimated future cash flows at one of our production facilities. All of the charges described above were recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations.

We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In thousands)
Closure of Facilities(1)	$6,667	$5,739	$11,842	$6,617
Functional Realignment(2)	186	653	704	31,989
Field and Functional Reorganization (3)	415	—	5,266	—
Other	—	(312)	5	(874)

Total	$7,268	$6,080	$17,817	$37,732

(1)	These charges in 2013 and 2012 primarily relate to facility closures in Denver, Colorado; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; and Mendon, Massachusetts, as well as other approved closures. We have incurred $29.5 million of charges related to these initiatives to date. We expect to incur additional charges related to these facility closures of approximately $19 million, related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, as well as our accelerated cost reduction efforts, it is likely that we will close additional facilities in the future.
(2)	During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal was to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that was incremental to any other prior cost savings initiative. This initiative was focused on aligning key functions within our legacy Fresh Dairy Direct operations under a single leadership team and permanently removing costs from the organization and certain functions that supported this segment of our business. During the first half of 2012, we eliminated approximately 120 positions at our corporate headquarters that directly supported the former Fresh Dairy Direct business. Charges recorded during 2013 and 2012 are related to workforce reduction costs, the write-down of certain information technology assets and leasehold improvements, lease termination costs and costs associated with exiting other commitments deemed not necessary to execute our new strategy. We have incurred total charges of approximately $32.9 million under this initiative to date and we do not expect to incur any material future charges related to this plan.
(3)	During the fourth quarter of 2012, our executive management team approved a plan to reorganize our field organization and certain functional areas that support our regional business teams, including finance, distribution, operations and human resources. We believe this streamlined leadership structure has enabled faster decision-making and created enhanced opportunities to strategically build our business. We have incurred total charges of $11.3 million under this plan to date, all of which are associated with headcount reductions. We do not currently anticipate incurring any material charges under this plan going forward.

Activity with respect to facility closing and reorganization costs during the nine months ended September 30, 2013 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2012	Charges	Payments	Accrued Charges at September 30, 2013
	(In thousands)
Cash charges:
Workforce reduction costs	$11,579	$11,918	$(12,167)	$11,330
Shutdown costs	—	4,057	(4,057)	—
Lease obligations after shutdown	1,986	111	(1,033)	1,064
Other	227	760	(983)	4

Subtotal	$13,792	16,846	$(18,240)	$12,398

Noncash charges:
Write-down of assets (1)		3,270
Gain on sale of related assets		(2,668)
Other		369

Total charges		$17,817

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets were tested for recoverability at the time the decision to close the facilities was more likely than not to occur. Our methodology for testing the recoverability of the assets is consistent with the methodology described in the “Asset Impairment Charges” section above.

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

Insurance — We use a combination of insurance and self-insurance for a number of risks, including property, workers’ compensation, general liability, automobile liability, product liability and employee health care utilizing high deductibles. Deductibles vary due to insurance market conditions and risk. Liabilities associated with these risks are estimated considering historical claims experience and other actuarial assumptions. Based on current information, we believe that we have established adequate reserves to cover these claims.

Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of September 30, 2013. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

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

Litigation, Investigations and Audits

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Briefing on the appeal was completed on April 5, 2013, oral argument occurred on July 25, 2013, and the appeal is awaiting decision by the panel.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss on April 30, 2013. On June 14, 2013, the indirect purchaser plaintiffs responded to the Company’s motion to dismiss and filed an amended complaint. On July 1, 2013, the Company filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed on August 15, 2013.

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

We operate 72 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States.

On December 2, 2012, we entered into an agreement to sell our Morningstar division, and we completed the sale of these operations on January 3, 2013. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations for all periods presented herein. Additionally, as a result of the completion of the WhiteWave spin-off on May 23, 2013, we have reclassified WhiteWave’s operating results as discontinued operations for all periods presented herein. All intersegment sales between WhiteWave and us, previously recorded as intersegment sales and eliminated in consolidation prior to the WhiteWave spin-off, are now reflected as third-party sales that, along with their related costs, are no longer eliminated in consolidation. See Notes 2 and 3, respectively, for further information regarding the WhiteWave spin-off and our discontinued operations.

Our Chief Executive Officer evaluates the performance of our business based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, impairments of long-lived assets and other non-recurring gains and losses. We do not report revenue by product or product category as it is impracticable to do so due to certain system limitations.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In thousands)
Operating income (loss):
Dean Foods	$34,645	$57,351	$157,275	$203,603
Facility closing and reorganization costs	(7,268)	(6,080)	(17,817)	(37,732)
Litigation settlements	—	—	1,019	—
Impairment of long-lived assets	(4,422)	—	(41,941)	—
Other operating income (loss)	(285)	56,339	(2,494)	56,339

Total	22,670	107,610	96,042	222,210
Other (income) expense:
Interest expense	30,238	36,339	180,009	116,738
Other (income) expense, net	(126)	387	(489)	(1,693)
Gain on disposition of WhiteWave common stock	415,783	—	415,783	—

Consolidated income (loss) from continuing operations before income taxes	$408,341	$70,884	$332,305	$107,165

Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the three and nine months ended September 30, 2013 and 2012. None of our long-lived assets are associated with our foreign operations.

Significant Customers — Our largest customer accounted for approximately 17% and 19% of our consolidated net sales in the three months ended September 30, 2013 and 2012, respectively, and approximately 19% and 21% of our consolidated net sales in the nine months ended September 30, 2013 and 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in “Part I — Item 1A — Risk Factors” in our 2012 Annual Report on Form 10-K, in “Part II — Other Information — Item 1A — Risk Factors” below, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are a leading food and beverage company and the largest processor and direct-to-store distributor of fluid milk and other fluid dairy products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. As we continue to evaluate and seek to maximize the value of our leading brands and product offerings, we have aligned our leadership team, operating strategy, and supply chain initiatives into a single operating and reportable segment, which operations comprise the core dairy business historically referred to as Fresh Dairy Direct as well as the corporate activities previously reported in “Corporate and Other” as described more fully in the “Matters Affecting Comparability” section below.

We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes TruMoo ®, a leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena ®, Berkeley Farms ®, Country Fresh ®, Dean’s ®, Garelick Farms ®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms ®, Mayfield ®, McArthur ®, Meadow Gold ®, Oak Farms ®, PET ® (licensed brand), T.G. Lee ®, Tuscan ® and more. In all, we have more than 50 local and regional dairy brands and private labels. We also produce and distribute ice cream, cultured products, juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our products are sold primarily on a local or regional basis through local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.

Return of Capital Strategies

On November 12, 2013, in connection with our ongoing efforts to maximize shareholder value, we announced that our Board of Directors has approved the corporate strategies designed to return capital to our shareholders described below.

Adoption of Cash Dividend Policy — On November 12, 2013, we announced that our Board of Directors has adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends beginning in the first quarter of 2014 with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. See “Part II—Other Information—Item 1A—Risk Factors – Our Board of Directors could, in its discretion, depart from or change our dividend policy at any time.”

Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. We made no share repurchases during the three and nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, $218.7 million was available for repurchases under this program (excluding fees and commissions). On November 7, 2013, our Board of Directors approved an increase in our total share repurchase authorization to approximately $2.38 billion, resulting in remaining availability for repurchases of approximately $300 million. Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.

Strategic Activities

1-for-2 Reverse Stock Split — At the 2013 Annual Stockholders’ Meeting, which was held on May 15, 2013, our stockholders approved an amendment to our restated certificate of incorporation, as amended, to effect a reverse stock split of our issued common stock by a ratio of not less than 1-for-2 and not more than 1-for-8. The approval of the amendment was conditioned upon the successful completion of the WhiteWave spin-off, which was completed on May 23, 2013. On August 26, 2013, we effected a 1-for-2 reverse stock split of our issued common stock. The reverse stock split ratio and the implementation and timing of the reverse stock split were determined by our Board of Directors. The reverse stock split did not change the authorized number of shares or par value of our common stock or preferred stock, but did effect a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock awards, and the number of shares of common stock eligible for issuance under our 2007 Stock Incentive Plan (the “2007 Plan”). No fractional shares were issued in connection with the reverse stock split. Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split.

All applicable share data, per share amounts and related information has been adjusted retroactively in our unaudited Condensed Consolidated Financial Statements to give effect to the 1-for-2 reverse stock split.

We intend to submit a proposal at our 2014 Annual Stockholders’ Meeting to amend our certificate of incorporation to reduce the number of authorized shares of common stock by the same 1-to-2 ratio as effected in the reverse stock split.

WhiteWave Spin-Off and Disposition of Investment in WhiteWave Common Stock — Following the completion of the WhiteWave IPO in October 2012, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave. On May 1, 2013, our Board of Directors approved the distribution to our stockholders of a portion of our remaining equity interest in WhiteWave. On May 23, 2013, we completed the WhiteWave spin-off through a tax-free distribution to our stockholders of an aggregate of 47,686,000 shares of WhiteWave Class A common stock and 67,914,000 shares of WhiteWave Class B common stock as a pro rata dividend on the shares of Dean Foods common stock outstanding at the close of business on the record date of May 17, 2013. Each share of Dean Foods common stock received 0.25544448 shares of WhiteWave Class A common stock and 0.36380189 shares of WhiteWave Class B common stock in the distribution.

Fractional shares of WhiteWave Class A common stock and WhiteWave Class B common stock were not distributed to Dean Foods stockholders; instead, the fractional shares were aggregated and sold in the open market, with the net proceeds distributed on a pro rata basis in the form of cash payments to Dean Foods stockholders who would otherwise have held WhiteWave fractional shares. The WhiteWave spin-off was structured to qualify as a tax-free distribution to Dean Foods stockholders for U.S. federal tax purposes; however, the cash received in lieu of fractional shares was taxable.

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

We retained ownership of 34,400,000 shares of WhiteWave’s Class A common stock, or approximately 19.9% of the economic interest of WhiteWave, which we disposed of in July 2013 in a tax-free transaction as set forth in more detail below. Additionally, upon completion of the WhiteWave spin-off, we reclassified WhiteWave’s results of operations, previously reported within the WhiteWave segment, to discontinued operations for all periods presented herein.

On July 11, 2013, in connection with the anticipated monetization of our remaining shares of Class A common stock of WhiteWave, we entered into a short-term loan agreement with certain lenders pursuant to which we were provided with two term loans in an aggregate principal amount of $626.75 million. We used the proceeds from the credit facility for general corporate purposes. On July 25, 2013, we announced the closing of a secondary public offering of 34.4 million shares of Class A common stock of WhiteWave owned by us at a public offering price of $17.75 per share. Following the closing of the offering, we no longer hold any shares of WhiteWave common stock.

Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock in partial satisfaction of the two term loans described above, which loans were held by two of the underwriters in the offering. The underwriters subsequently sold these shares of WhiteWave’s Class A common stock in the offering. Following the closing of the offering, we repaid the non-exchanged balance of the two term loans in full and terminated the loan agreement. We recorded a gain in continuing operations of $415.8 million in the third quarter of 2013 related to the disposition of our investment in WhiteWave common stock. As the debt-for-equity exchange qualified as a tax-free transaction pursuant to the terms of our private letter ruling from the IRS, we did not incur, nor did we record, any income tax expense associated with the transaction.

See Notes 2 and 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding the WhiteWave spin-off and the related debt-for-equity exchange transaction.

Divestiture of Morningstar Foods — On January 3, 2013, we completed the sale of our Morningstar division to a third party. Morningstar is a leading manufacturer of dairy and non-dairy extended shelf-life (“ESL”) and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. We received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our prior credit facility. We recorded a gain of $871.3 million ($492.1 million, net of tax) on the sale of Morningstar. All of Morningstar’s operations, previously reported within the Morningstar segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012 and as of December 31, 2012. See Note 3 and Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding the Morningstar divestiture and the use of the related proceeds.

Recent Developments

Tender Offer for Dean Foods Company Senior Notes due 2018 and Senior Notes due 2016— On November 12, 2013, we announced a cash tender offer for up to $400 million combined aggregate principal amount of our Senior Notes due 2018 and Senior Notes due 2016, with priority given to the Senior Notes due 2018, and a consent solicitation to amend the indenture related to our Senior Notes due 2018. The transaction is expected to close during the fourth quarter of 2013 and, if successful, is expected to result in reduced interest expense beginning in 2014. As a result of the tender offer, we expect to incur a loss on early extinguishment of debt in the fourth quarter of 2013, primarily related to debt tender premiums and other direct costs associated with the tender offer. The tender offer will be financed with cash on hand and borrowings under our senior secured credit facility.

Conventional Raw Milk Environment — Prices for conventional raw milk, our primary ingredient, were approximately 12% higher during the first nine months of 2013 as compared to first nine months of 2012 but decreased 9% from the fourth quarter of 2012. Increased global demand for whole milk powder, particularly in the Chinese market, was a key driver of the elevated global milk prices we experienced during the third quarter of 2013. We expect this trend to continue through the remainder of the year; specifically, fourth quarter 2013 milk prices are expected to be higher than our previous projections and will likely exceed $20.00 per hundred-weight in both November and December. While we continue to monitor global supply and demand dynamics, as we look ahead to 2014, assuming normal weather patterns, we believe solid supply growth will lead to declining prices in at least the first half of 2014.

Retail and Customer Environment — As a result of the decline in conventional raw milk prices during the first half of 2012, retailers began to restore the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages. A significant increase in Class I pricing during the fourth quarter of 2012 adversely impacted retailer margins, but subsequent declines in Class I pricing during the first nine months of 2013 in comparison to fourth quarter 2012 levels have allowed retailers to mitigate the challenges experienced in the fourth quarter of 2012. Although the margin over milk remains below year ago levels, the average price gaps between our brands and private labels remain consistent with the second quarter and with year-ago levels. However, as described more fully below, we continue to expect our volumes to underperform the broader industry over the balance of the year through the first half of 2014 due to the ongoing year-over-year impact of the lost business. Additionally, the 2009 American Recovery and Reinvestment Act contained a provision that temporarily expanded the amount of benefits offered under the federal government's Supplemental Nutrition Assistance Program ("SNAP") in an effort to help those affected by the recession. This provision expired effective November 1, 2013. As a meaningful portion of SNAP benefits are spent in the dairy category, we are cautious about the impact that the reduction in these benefits could have on consumer spending in the dairy category going forward.

Although we remain dedicated to our fundamentals of volume performance, cost reduction and pricing effectiveness, the fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in the loss of a portion of that customer’s business. The impact of this loss began to be reflected in the second quarter of 2013, and as we enter the fourth quarter of 2013 the transition of these volumes is complete. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. Considering category trends in the third quarter, the impact of the lost volume and new business wins that are expected to help offset the lost volume beginning in the fourth quarter, we expect full-year fluid milk volumes to decline approximately 7% in 2013. As discussed more fully below, we have accelerated our ongoing cost reduction efforts to minimize the impact of these lost volumes.

Throughout the remainder of the year and into 2014, we will continue to emphasize price realization, volume performance and disciplined cost management and productivity in an effort to improve gross margin per gallon and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain committed to sustaining strong positive cash flow and generating shareholder value. Additionally, we continue to seek out opportunities for innovation in our business, including through the growth of our TruMoo portfolio.

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

In addition, we closed seven of our production facilities and announced the closure of one additional production facility during the first nine months of 2013. We are in the process of identifying opportunities for further cost reductions, and we expect to incur additional costs related to these efforts and other initiatives in the near term as we continue to optimize our network. We remain committed to our previously announced plans to significantly accelerate our cost reduction efforts throughout the remainder of 2013 and into 2014. Although these plans continue to be developed and certain phases of these plans have not yet been approved by our executive management team, we expect the cost reductions to include the closure of 10-15% of our plant network, or 8 to 12 production facilities through the middle of 2014; the elimination of a significant number of distribution routes; and reductions to the associated selling, general and administrative expenses.

Additionally, as a result of certain changes to our business, including the loss of a portion of a significant customer’s volume as described above and related plans for consolidating our production network, during the first quarter of 2013, we evaluated the impact that we expected these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability. The results of our analysis indicated an impairment of our plant, property and equipment of $27.5 million, which we recorded during the first quarter of 2013, along with impairment charges of $6.4 million related to certain intangible assets. During the second quarter of 2013, we recognized additional impairment of approximately $3.6 million related to these assets as a result of refinements to the fair value estimates used in the first quarter of 2013. Additionally, during the third quarter of 2013, we recorded an impairment of plant, property and equipment of $4.4 million as a result of changes to our expectations regarding estimated future cash flows at one of our production facilities. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

See Note 12 to our unaudited Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities and asset impairment charges.

Matters Affecting Comparability

Our discussion of the results of operations for the three and nine months ended September 30, 2013 and 2012 will be affected by the matters summarized below.

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

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,200.9	100.0%	$2,237.0	100.0%	$6,720.9	100.0%	$6,819.5	100.0%
Cost of sales	1,759.6	79.9	1,728.6	77.3	5,312.1	79.0	5,240.1	76.8

Gross profit(1)	441.3	20.1	508.4	22.7	1,408.8	21.0	1,579.4	23.2
Operating costs and expenses:
Selling and distribution	333.4	15.2	353.4	15.8	1,005.1	15.0	1,067.8	15.7
General and administrative	72.3	3.3	96.7	4.3	243.6	3.6	305.2	4.5
Amortization of intangibles	0.9	—	0.9	—	2.8	—	2.8	—
Facility closing and reorganization costs	7.3	0.3	6.1	0.3	17.8	0.3	37.7	0.5
Litigation settlements	—	—	—	—	(1.0)	—	—	—
Impairment of long-lived assets	4.4	0.2	—	—	41.9	0.6	—	—
Other operating (income) loss	0.3	—	(56.3)	(2.5)	2.5	—	(56.3)	(0.8)

Total operating costs and expenses	418.6	19.0	400.8	17.9	1,312.7	19.5	1,357.2	19.9

Operating income	$22.7	1.1%	$107.6	4.8%	$96.1	1.5%	$222.2	3.3%

(1)	As disclosed in Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Net Sales — The change in net sales was due to the following:

Three Months Ended September 30, 2013 vs. 2012
(In millions)
Volume	$(175.2)
Pricing and product mix changes	139.1

Total decrease	$(36.1)

Net sales decreased $36.1 million, or 1.6%, during the third quarter of 2013 as compared to the third quarter of 2012, primarily due to a decrease in fluid milk volumes, which accounted for approximately 75% of our total sales volume, as well as volume declines in our cultured dairy and other products. These volume declines were due primarily to the loss of a portion of private label fluid milk business from a significant customer and another customer’s decision to vertically integrate late last year. To a lesser extent, category declines in fluid milk and other categories also contributed to the decrease, with weakness in large format retail partially offset by continued strength in the school, small format and foodservice channels. Additionally, these decreases were partially offset by increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the third quarter of 2013, the Class I price was approximately 15% above prior-year levels.

We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2013 in comparison to the third quarter of 2012:

	Three Months Ended September 30*
	2013	2012	% Change
Class I mover(1)	$18.98	$16.55	14.7%
Class I raw skim milk mover(1)(2)	13.84	11.19	23.7
Class I butterfat mover(2)(3)	1.61	1.64	(1.8)
Class II raw skim milk minimum(1)(4)	14.54	9.63	51.0
Class II butterfat minimum(3)(4)	1.54	1.84	(16.3)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2012 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased by 1.8% in the third quarter of 2013 in comparison to the third quarter of 2012, primarily due to increased dairy commodity costs, which were partially offset by lower fluid milk volumes, lower personnel-related costs due to headcount reductions as well as our cost and efficiency initiatives.

Gross Profit — Gross profit percentage decreased to 20.1% in the third quarter of 2013 as compared to 22.7% in the third quarter of 2012. With the full impact of the lost volumes discussed above and the associated accelerated facility closure activity during the third quarter, production cost declines lagged the decline in volumes, resulting in higher per unit costs and lower overall gross profit. We believe these increased per-unit production costs are temporary and will stabilize as we move past this period of accelerated plant closure activity.

Operating Costs and Expenses — Operating costs and expenses increased by 4.4% in the third quarter of 2013 as compared to the third quarter of 2012. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $20 million primarily due to lower fuel costs, which were driven by lower volume; cost productivity; and lower personnel-related costs, including share-based and incentive compensation, due to headcount reductions, as well as other cost savings initiatives. We expect to realize incremental cost savings in distribution once the full transition of volumes associated with our accelerated cost reduction efforts is complete.

•

General and administrative costs decreased $24.4 million primarily due to lower personnel-related costs, including share-based and incentive compensation, as a result of headcount reductions during the first half of 2013 as well as operational performance that was below our targets.

•	Facility closing and reorganization costs increased by $1.2 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment of long-lived assets increased by $4.4 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

•

Other operating income decreased by $56.6 million, which is primarily attributable to the $56.3 million gain recorded on the sale of our interest in Consolidated Container Company (“CCC”) during the third quarter of 2012 in comparison to other expense of $0.3 million recorded during the third quarter of 2013.

Other (Income) Expense — Significant changes to other (income) expense during the third quarter of 2013 as compared to the third quarter of 2012 include the following:

•

Interest expense decreased by $6.1 million in the third quarter of 2013 from $36.3 million reported in the third quarter of 2012, primarily due to significantly lower average debt balances as a result of the repayments of our prior credit facility with proceeds from the Morningstar sale and the WhiteWave IPO. See Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt repayments.

•

As described more fully in Note 2 to our unaudited Condensed Consolidated Financial Statements, during the third quarter of 2013, we recorded a one-time, tax-free gain of $415.8 million related to the disposition of our investment in WhiteWave common stock, which was completed on July 25, 2013.

Income Taxes – Income tax benefit was recorded at an effective rate of 1.8% for the third quarter of 2013 compared to a 103% effective tax expense rate for the third quarter of 2012. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. Additionally, our effective tax rates were impacted by the tax-free gain on the disposition of our investment in WhiteWave common stock in 2013 as described above and in Note 2 to our unaudited Condensed Consolidated Financial Statements and by the sale of our interest in CCC in 2012 as described above. Excluding these items, our effective tax benefit rate for the three months ended September 30, 2013 was 96%, resulting from our negligible loss for the period exclusive of the tax-free gain, and our effective tax expense rate for the three months ended September 30, 2012 was 37.6%.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Sales — The change in net sales was due to the following:

Nine Months Ended September 30, 2013 vs. 2012
(In millions)
Volume	$(379.9)
Pricing and product mix changes	281.3

Total decrease	$(98.6)

Net sales decreased $98.6 million, or 1.4%, during the first nine months of 2013 versus the first nine months of 2012 primarily due to a decrease in fluid milk volumes, which accounted for approximately 77% of our total sales volume, as well as volume declines in our cultured dairy and other products. These volume declines were due primarily to the loss of a portion of private label fluid milk business from a significant customer and another customer’s decision to vertically integrate late last year. To a lesser extent, category declines in fluid milk and other categories also contributed to the decrease, with weakness in large format retail partially offset by continued strength in the school, small format and foodservice channels. Additionally, these decreases were partially offset by increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the first nine months of 2013, the Class I price was approximately 12% above prior-year levels.

We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2013 compared to the first nine months of 2012:

	Nine Months Ended September 30*
	2013	2012	% Change
Class I mover(1)	$18.48	$16.50	12.0%
Class I raw skim milk mover(1)(2)	13.03	11.24	15.9
Class I butterfat mover(2)(3)	1.69	1.62	4.3
Class II raw skim milk minimum(1)(4)	13.55	10.60	27.8
Class II butterfat minimum(3)(4)	1.66	1.65	0.6

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2012 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased by 1.4% during the first nine months of 2013 in comparison to the first nine months of 2012, primarily due to increased dairy commodity costs, which were partially offset by lower fluid milk sales volumes; lower repairs and maintenance expenses; lower personnel-related costs due to headcount reductions; and our cost and efficiency initiatives.

Gross Profit — Gross profit percentage decreased to 21.0% in the first nine months of 2013 as compared to 23.2% in the first nine months of 2012, as the lost volumes discussed above transitioned out of our network at a pace that was temporarily ahead of our ability to remove fixed costs. With the full impact of the lost volumes and the associated accelerated facility closure activity realized during the third quarter, production cost declines lagged the decline in volumes, resulting in higher per-unit costs and lower overall gross profit. We believe these increased per-unit production costs are temporary and will stabilize as we move past this period of accelerated plant closure activity.

Operating Costs and Expenses — Operating costs and expenses decreased by 3.3% in the first nine months of 2013 as compared to the first nine months of 2012. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $62.7 million primarily due to decreased fuel and freight costs, which were driven by lower volume; lower personnel-related costs, including share-based and incentive compensation, as a result of headcount reductions; lower repairs and maintenance expenses; and other cost savings initiatives. We expect to realize incremental cost savings in distribution once the full transition of volumes associated with our accelerated cost reduction efforts is complete.

•

General and administrative costs decreased by $61.6 million primarily due to lower personnel-related costs, including share-based and incentive compensation, as a result of headcount reductions during the first half of 2013 as well as operational performance that was below our targets.

•	Facility closing and reorganization costs decreased $19.9 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment of long-lived assets increased $41.9 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

•

Other operating income decreased by $58.8 million, which is primarily attributable to the $56.3 million gain recorded on the sale of our interest in CCC during the third quarter of 2012 in comparison to other expense of $2.5 million recorded during the nine months of 2013.

Other (Income) Expense — Significant changes to other (income) expense during the first nine months of 2013 as compared to the first nine months of 2012 include the following:

•

Excluding the $63.4 million of non-cash interest expense related to $650 million notional amount of interest rate swaps that we novated to WhiteWave in October 2012 and the $28.1 million charge recorded as a result of the January 3, 2013 termination of $1 billion notional amount of interest rate swaps, both of which are described more fully in Note 7 to our unaudited Condensed Consolidated Financial Statements, interest expense decreased by $28.2 million in the first nine months of 2013 from $116.7 million reported in the first nine months of 2012. This decrease is primarily due to significantly lower average debt balances as a result of the repayments of our prior credit facility with proceeds from the Morningstar sale and the WhiteWave IPO. See Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt repayments.

•

As described more fully in Note 2 to our unaudited Condensed Consolidated Financial Statements, during the first nine months of 2013, we recorded a one-time, tax-free gain of $415.8 million related to the disposition of our investment in WhiteWave common stock, which was completed on July 25, 2013.

Income Taxes — Income tax benefit was recorded at an effective rate of 9.2% in the first nine months of 2013 compared to a 85% effective tax expense rate in the first nine months of 2012. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. Additionally, our effective tax rates were impacted by the tax-free gain on the disposition of our investment in WhiteWave common stock in 2013 as described above and in Note 2 to our unaudited Condensed Consolidated Financial Statements and by the sale of our interest in CCC in 2012 as described above. Excluding these items, our effective tax benefit rate for the nine months ended September 30, 2013 was 36.4% and our effective tax expense rate for the nine months ended September 30, 2012 was 46.3%.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our new $750 million senior secured revolving credit facility, which was executed on July 2, 2013, and our amended $550 million receivables-backed facility together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Further, the disposition of our remaining shares of WhiteWave common stock that was completed on July 25, 2013 has provided an additional source of liquidity. Our anticipated uses of cash include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our cost reduction initiatives. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, paying a cash dividend or other transactions to create shareholder value and enhance financial performance. Additionally, from time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. Such transactions may require cash expenditures or generate proceeds.

As described more fully above, on November 12, 2013, we announced that our Board of Directors has adopted a cash dividend policy. Pursuant to the policy, we expect to pay quarterly dividends beginning in the first quarter of 2014 with an initial quarterly dividend of $0.07 per share ($0.28 per share annually). Additionally on November 12, 2013, we announced a cash tender offer for up to $400 million combined aggregate principal amount of our Senior Notes due 2018 and Senior Notes due 2016, with priority given to the Senior Notes due 2018. This transaction is expected to close during the fourth quarter of 2013. Please see “—Return of Capital Strategies” and “—Recent Developments” above for additional details regarding the dividend policy and the cash tender offer, respectively.

Additionally, since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. We made no share repurchases during the three and nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, $218.7 million was available for repurchases under this program (excluding fees and commissions). On November 7, 2013, our Board of Directors approved an increase in our total share repurchase authorization to approximately $2.38 billion, resulting in remaining availability for repurchases of approximately $300 million. Management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.

As of September 30, 2013, $10.3 million of our total cash on hand of $360.6 million was attributable to our foreign operations. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in that foreign jurisdiction and it therefore would not be available for immediate use; however, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements in the next twelve months.

On January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds for the full repayment of $480 million of 2016 Tranche B term loan borrowings, $547 million of 2017 Tranche B term loan borrowings and $265 million of revolver borrowings that were outstanding under the prior credit facility as of December 31, 2012.

At September 30, 2013, we had $1.0 billion of outstanding debt obligations. We had total cash on hand of $360.6 million and an additional $1.0 billion of combined available future borrowing capacity under our senior secured credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

Loans outstanding under the new senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.25% (which is initially 1.75%) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.25% (which is initially 0.75%) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.

The new senior secured credit facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the credit agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The facility is secured by a first priority perfected security interest in substantially all of the personal property of us and our guarantors, whether consisting of tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the guarantors and (ii) 65% of the shares of our or any guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the credit agreement. The collateral does not include any real property, the capital stock and any assets of any unrestricted subsidiary, any shares of Class A common stock of WhiteWave which we owned as of the date the new credit agreement was executed, or any capital stock of any direct or indirect subsidiary of Dean Holding Company which owns any real property.

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

Under the new senior secured credit facility and the receivables-backed facility, we are required to comply with (a) a maximum consolidated net leverage ratio initially set at 4.00 to 1.00 and stepping down to 3.50 to 1.00 after the quarter ending September 30, 2013; and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00, in each case, as defined under and calculated in accordance with the terms of the agreements governing our new senior secured credit facility and our receivables-backed facility.

Our leverage ratio at September 30, 2013 was 2.28 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our new credit agreement and the purchase agreement governing our receivables-backed facility, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the credit agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.

Our interest coverage ratio at September 30, 2013 was 4.36 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our new credit agreement and the purchase agreement governing our receivables-backed facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.

We incurred approximately $6 million of fees in connection with the execution of the new senior secured credit facility, which we capitalized during the third quarter of 2013 and will be amortized to interest expense over the five-year term of the facility.

At September 30, 2013, there were no outstanding borrowings under the senior secured revolving credit facility, excluding letters of credit in the aggregate amount of $1.0 million that were issued but undrawn. $749 million was available under the senior secured credit facility, subject to compliance with the covenants in our credit agreements. Availability under the senior secured credit facility is calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit. There were no outstanding borrowings under the receivables-backed facility as of September 30, 2013, excluding letters of credit in the aggregate amount of $209.0 million that were issued but undrawn, resulting in remaining available borrowing capacity of $282 million. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit.

As of October 25, 2013, we had no outstanding borrowings under the new senior secured revolving credit facility and the receivables-backed facility, excluding letters of credit in the aggregate amount of $237.9 million that were issued but undrawn.

Prior Amended & Restated Senior Secured Credit Facility in Effect at June 30, 2013 (Terminated Effective July 2, 2013) — As described above under “New Senior Secured Credit Facility (Executed July 2, 2013)”, in July 2013, we terminated our prior senior secured credit facility, which we refer to as our prior credit facility, and executed a new senior secured credit facility. Our prior credit facility was secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility. The credit agreement governing our prior credit facility contained standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the prior credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The prior credit agreement did not contain any requirements to maintain specific credit rating levels.

Under the prior credit facility, we were required to comply with certain financial covenants, including, but not limited to, maximum leverage, maximum senior secured leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of the agreements governing our prior credit facility. On July 2, 2013, we terminated the agreement for our prior credit facility and executed the new credit agreement described above. Additionally, on July 2, 2013 we amended the agreement governing our receivables-backed facility to implement certain modifications in connection with the new senior secured credit facility. We were in compliance with all covenants under the prior credit facility through the date of termination.

As a result of the termination of the prior credit agreement and the extinguishment of the related debt, we wrote off $5.4 million in previously deferred financing costs associated with the prior credit facility during the third quarter of 2013.

Short-Term Credit Facility and Debt-for-Equity Exchange Transaction — As discussed in Note 2, on July 11, 2013, in connection with the anticipated monetization of our remaining shares of WhiteWave’s Class A common stock, we entered into a loan agreement with certain lenders, pursuant to which we were provided with two term loans in an aggregate principal amount of $626.75 million, consisting of a $545 million term loan required to be repaid no later than August 12, 2013 and an $81.75 million term loan required to be repaid no later than September 9, 2013. We used the proceeds from the credit facility for general corporate purposes. Loans outstanding under the short-term credit facility bore interest at LIBOR plus a margin of 2.50%. We were permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than any applicable LIBOR breakage costs).

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

As disclosed in Note 2 to our unaudited Condensed Consolidated Financial Statements, on July 25, 2013, we announced the closing of a secondary public offering of approximately 34.4 million shares of Class A common stock of WhiteWave owned by us at a public offering price of $17.75 per share. Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock in partial satisfaction of the two term loans, which loans were held by two of the underwriters in the offering, as described more fully above. The debt-for-equity exchange resulted in total cash proceeds to us, net of underwriting fees, of $589.2 million. Following the closing of the offering, we repaid the non-exchanged balance of the two term loans and terminated the loan agreement.

We are currently in compliance with all covenants in our credit agreements, and we expect to maintain such compliance for the foreseeable future.

Historical Cash Flow

The unaudited Condensed Consolidated Statements of Cash Flows include amounts related to discontinued operations, which are primarily related to net proceeds of approximately $1.4 billion received from the sale of our Morningstar division, completed on January 3, 2013 and the spin-off of WhiteWave, completed on May 23, 2013, both of which have been reclassified as discontinued operations for all periods presented. See Note 3 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30
	2013	2012	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$(258,628)	$187,763	$(446,391)
Investing activities	(81,861)	(8,632)	(73,229)
Financing activities	(689,387)	(274,696)	(414,691)
Discontinued operations	1,366,084	116,763	1,249,321
Effect of exchange rate changes on cash and cash equivalents	(216)	808	(1,024)

Net increase in cash and cash equivalents	$335,992	$22,006	$313,986

Operating Activities

Net cash used in operating activities was $258.6 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $187.8 million for the nine months ended September 30, 2012. The change is partially attributable to lower income from continuing operations versus the prior year period. Additionally, cash flow from continuing operations was significantly impacted by payments of approximately $315 million related to our cash tax obligation on the sale of Morningstar and a payment of approximately $15 million related to certain tax obligations which were recognized upon completion of the WhiteWave spin-off, as well as a decrease in accounts payable and accrued expenses driven by the payment of our 2012 incentive plans and payments for raw milk. The decrease in operating cash flows during the first nine months of 2013 was also impacted by the $28 million cash termination of our remaining Dean Foods interest rate hedges in January 2013, which is described more fully in Note 7 to our unaudited Condensed Consolidated Financial Statements. These decreases were partially offset by litigation payments of $19.1 million during the nine months ended September 30, 2013 in comparison to litigation payments of $61.3 million during the nine months ended September 30, 2012.

Investing Activities

Net cash used in investing activities increased by $73.2 million in the nine months ended September 30, 2013 in comparison to the nine months ended September, 30 2012. Cash flows from investing activities during the nine months ended September 30, 2012 were positively impacted by proceeds from the sale of CCC of $56.3 million and proceeds from insurance and other recoveries of $4.1 million. Additionally, capital expenditures were $12.1 million higher during the nine months ended September 30, 2013 in comparison to the nine months ended September 30, 2012.

Financing Activities

Net cash used in financing activities increased $414.7 million in the nine months ended September 30, 2013 in comparison to the year-ago period, driven by net debt repayments of $703.0 million in the first nine months of 2013 utilizing proceeds received from the sale of our Morningstar division versus net debt repayments of $278.2 million in the first nine months of 2012. Additionally, cash flows from investing activities during the nine months ended September 30, 2013 included payments of $6.2 million of deferred financing costs in connection with the execution of the new senior secured credit facility. See Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt repayments and senior secured credit facility.

Contractual Obligations

As discussed below, our recent strategic activities, including the Morningstar divestiture, which was completed January 3, 2013, and the spin-off of WhiteWave, which was completed May 23, 2013, have resulted in changes to the contractual obligations, including indebtedness and purchase and lease obligations, from those disclosed in our 2012 Annual Report on Form 10-K.

Obligations for Indebtedness and Related Interest Payments — On January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds for the full repayment of $480 million of 2016 Tranche B term loan borrowings, $547 million of 2017 Tranche B term loan borrowings and $265 million of revolver borrowings that were outstanding under our prior credit facility as of December 31, 2012. We expect these repayments to reduce the future interest payments reported in the contractual obligations table included in our 2012 Annual Report on Form 10-K by approximately $212 million. Additionally, related to these debt repayments, on January 4, 2013 we terminated our remaining Dean Foods interest rate swaps with a total notional value of $1 billion and made a cash payment of $28 million to the counterparties to the swap agreements, which represented the fair value of the swaps as of the termination date. Accordingly, we will not incur any cash interest payments on these swaps going forward. The effect of these transactions on the contractual obligations included in our 2012 Annual Report on Form 10-K is summarized in the table below.

The following is an update, as of September 30, 2013, to certain contractual obligations for indebtedness, and the related cash interest payments, from those reported in our 2012 Annual Report on Form 10-K:

		Payments Due By Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(In millions)
New senior secured credit facility	$—	$—	$—	$—	$—	$—	$—
Prior credit facility	—	—	—	—	—	—	—
Interest payments	409.5	87.8	83.8	83.8	66.3	48.8	39.0

On July 2, 2013, we terminated our prior credit facility and entered into a credit agreement pursuant to which the lenders have provided us with a five-year revolving credit facility in the amount of up to $750 million. Under the agreement, we also have the right to request an increase of the aggregate commitment under the credit facility by, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The new senior secured credit facility matures on July 2, 2018. There were no outstanding borrowings under the new senior secured credit facility as of September 30, 2013.

Updates to Other Contractual Obligations — As a result of the gain recognized on the sale of Morningstar, we incurred a cash tax obligation of approximately $430 million, of which approximately $213 million was paid during the second quarter of 2013 and approximately $102 million was paid during the third quarter of 2013. We expect to pay the large majority of the remaining obligation during the fourth quarter of 2013, with funding obtained through one or more of our existing sources of liquidity, including our senior secured credit facility and the receivables-backed facility, or through other corporate transactions.

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

Future Capital Requirements

During 2013, we intend to invest a total of approximately $160 million to $170 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. Excluding the impact of the $28.0 million payment we made in January 2013 related to the termination of certain interest rate swap agreements as disclosed in Note 7 to our unaudited Condensed Consolidated Financial Statements, we expect cash interest in 2013 to be approximately $92 million to $94 million based upon current debt levels and projected forward interest rates under our new senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $15 million (which includes one-time write-offs of previously deferred financing costs associated with our prior credit facility of approximately $7 million) and imputed interest of approximately $2 million related to the Tennessee dairy farmer action litigation settlement reached in 2012.

As described more fully in the sections above, from time to time, we may repurchase our outstanding common stock or debt obligations in the open market or in privately negotiated transactions, subject to meeting certain terms and conditions as outlined in our credit agreements. We expect that our future cash flows from operations, borrowings under our new senior secured credit facility and receivables-backed facility, and the proceeds received from the July 25, 2013 disposition of our remaining shares of WhiteWave’s Class A common stock, will be sufficient to meet our future capital requirements for the foreseeable future.

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

Conventional milk prices increased approximately 12% during the first nine months of 2013 as compared to first nine months of 2012 but were 9% lower than the prices experienced during the fourth quarter of 2012. Increased global demand for whole milk powder, particularly in the Chinese market, was a key driver of the elevated global milk prices we experienced during the third quarter of 2013. We expect this trend to continue through the remainder of the year; specifically, fourth quarter 2013 milk prices are expected to be higher than our previous projections and will likely exceed $20.00 per hundred-weight in both November and December. While we continue to monitor global supply and demand dynamics, as we look ahead to 2014, assuming normal weather patterns, we believe solid supply growth will lead to declining prices in at least the first half of 2014.

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

Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. We purchase approximately 26 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We expect that our fuel and resin costs will remain elevated throughout 2013.

Retail and Customer Environment

Due in part to the current economic climate, which continues to be challenging for broad segments of the population, and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. As a result of the decline in conventional raw milk prices during the first half of 2012, retailers began to restore the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages. A significant increase in Class I pricing during the fourth quarter of 2012 adversely impacted retailer margins, but subsequent declines in Class I pricing during the first nine months of 2013 in comparison to fourth quarter 2012 levels have allowed retailers to mitigate the challenges experienced in the fourth quarter of 2012. Although the margin over milk remains below year ago levels, the average price gaps between our brands and private labels remain consistent with the second quarter and with the year-ago period. However, as described more fully below, we continue to expect our volumes to underperform the broader industry over the balance of the year through the first half of 2014 due to the ongoing year-over-year impact of the lost business. Additionally, the 2009 American Recovery and Reinvestment Act contained a provision that temporarily expanded the amount of benefits offered under the federal government's Supplemental Nutrition Assistance Program ("SNAP") in an effort to help those affected by the recession. This provision expired effective November 1, 2013. As a meaningful portion of SNAP benefits are spent in the dairy category, we are cautious about the impact that the reduction in these benefits could have on consumer spending in the dairy category going forward.

Throughout the remainder of 2013 and into 2014, we will continue to emphasize price realization, volume performance and disciplined cost management and productivity in an effort to improve gross margin per gallon and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain focused on sustaining strong positive cash flow and generating shareholder value. Although we remain committed to our fundamentals of volume performance, cost reduction and pricing effectiveness, the fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in the loss of a portion of that customer’s business. The impact of this loss began to be reflected in the second quarter of 2013, and as we enter the fourth quarter of 2013 the transition of these volumes is complete. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that going forward will be subject to renewal over various time frames. Considering category trends in the third quarter, the impact of the lost volume and new business wins that are expected to help offset the lost volume beginning in the fourth quarter, we expect full-year fluid milk volumes to decline approximately 7% in 2013. We have accelerated our ongoing cost reduction efforts to minimize the impact of these lost volumes.

Tax Rate

Income tax benefit for the first nine months of 2013 was recorded at an effective rate of 9.2%. Excluding the tax-free gain on the disposition of our investment in WhiteWave common stock, our effective tax rate was 36.4%. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

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

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2013.

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

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Briefing on the appeal was completed on April 5, 2013, oral argument occurred on July 25, 2013, and the appeal is awaiting decision by the panel.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss on April 30, 2013. On June 14, 2013, the indirect purchaser plaintiffs responded to the Company’s motion to dismiss and filed an amended complaint. On July 1, 2013, the Company filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed on August 15, 2013.

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

The following is an update to the risk factors disclosed in our 2012 Annual Report on Form 10-K:

Our Board of Directors could, in its discretion, depart from or change our dividend policy at any time.

In November 2013, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock commencing in 2014. However, we have not yet declared any dividend payments in connection with this policy. We are not required to pay dividends and our stockholders do not have contractual or other legal rights to receive them. Any determination by us to pay cash dividends on our common stock in the future may be affected by business conditions, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Furthermore, our Board of Directors may decide at any time, in its discretion, not to pay a dividend, to decrease the amount of dividends or to change or revoke the dividend policy entirely. If we do not pay dividends, for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.

Item 5.	Other Information

As disclosed in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2013, it was determined on September 30, 2013 that Mr. Martin J. Devine would serve as Executive Vice President, Chief Commercial Officer of the Company. On November 6, we entered into a letter agreement with Mr. Devine, effective as of September 30, 2013, pursuant to which he was appointed to such position. In accordance with this letter agreement, Mr. Devine’s annual base salary remains unchanged at $450,000, to be reviewed annually by the Compensation Committee of our Board of Directors. Pursuant to the letter agreement, Mr. Devine remains eligible for benefits under the Company’s Executive Severance Pay Plan, and he agreed to waive any potential rights he may have to terminate his employment for “Good Reason” under such plan in connection with his appointment as our Executive Vice President, Chief Commercial Officer. A copy of the letter agreement with Mr. Devine is attached as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation of Dean Foods Company (filed herewith).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Dean Foods Company (filed herewith).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Dean Foods Company (filed herewith).

4.1	Specimen physical common stock certificate of Dean Foods Company (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 15, 2013).

10.1(†)	Supplier Agreement dated August 19, 2013 by and between Dean Foods Company, Wal-Mart Stores, Inc., Wal-Mart Stores East, L.P., Wal-Mart Stores East, Inc., Wal-Mart Stores Texas, L.P., Sam’s West, Inc., Sam’s East, Inc., and affiliates (filed herewith).

10.2	Credit Agreement, dated as of July 2, 2013 among Dean Foods Company; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; CoBank, ACB, Credit Agricole Corporate & Investment Bank, Coöperatieve Centrale Raiffeisen – Boerenleenbank, B.A. “Rabobank Nederland,” New York Branch, Suntrust Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents; and certain other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 8, 2013).

10.3	Amendment No. 18 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking, dated July 2, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 8, 2013).

10.4	Amendment No. 19 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking Dated October 7, 2013 (filed herewith).

10.5	Loan Agreement, dated as of July 11, 2013, among Dean Foods Company; JPMorgan Chase Bank, N.A.; and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 15, 2013).

10.6*	Form of Change in Control Agreement for the Company’s Chief Executive Officer and Executive Vice Presidents (filed herewith).

10.7*	Employment Agreement between the Company and Martin J. Devine, dated November 6, 2013 (filed herewith).

10.8*	Promotion Letter between the Company and Shay Braun, dated October 15, 2013 (filed herewith).

10.9*	Offer Letter between the Company and Charles A. “Tony” Brooks, dated February 18, 2013 (filed herewith).

10.10*	Letter between the Company and Tony Brooks Revising Certain Compensation Matters, dated October 15, 2013 (filed herewith).

10.11*	Offer Letter between the Company and Brian Murphy, dated September 11, 2013 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS XBRL Instance Document(1).

101.SCH XBRL Taxonomy Extension Schema Document(1).

101.CAL XBRL Taxonomy Calculation Linkbase Document(1).

101.DEF XBRL Taxonomy Extension Definition Linkbase Document(1).

101.LAB XBRL Taxonomy Label Linkbase Document(1).

101.PRE XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Submitted electronically herewith.
(†)	Confidential treatment requested as to portions of this exhibit. Confidential materials omitted and filed separately with the SEC.
*	This exhibit is a management or compensatory contract.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President and Chief Accounting Officer

November 12, 2013