Form 10-K
period 2013-12-31
DEAN FOODS CO
filed 2014-02-24
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2013, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 28, 2013, was approximately $1.86 billion.

The number of shares of the registrant’s common stock outstanding as of February 14, 2014 was 94,944,046.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 14, 2014, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on expectations and projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part I — Item 1A — Risk Factors” in this Form 10-K, and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described in this Form 10-K.

PART I

Item 1.	Business

We are a leading food and beverage company and the largest processor and direct-to-store distributor of fluid milk and other fluid dairy products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. As we continue to evaluate and seek to maximize the value of our national operational network, our leading brands and product offerings, we have aligned our leadership team, operating strategy, and sales, logistics and supply chain initiatives into a single operating and reportable segment. These operations comprise the core dairy business historically referred to as Fresh Dairy Direct as well as the corporate activities previously reported in “Corporate and Other” as described more fully in the “Matters Affecting Comparability” section below.

We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes TruMoo®, a leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Garelick Farms®, LAND O LAKES® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms®, Mayfield®, McArthur®, Meadow Gold®, Oak Farms®, PET® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 local and regional dairy brands and private labels. We also produce and distribute ice cream, cultured products, juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our products are sold primarily on a local or regional basis through local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.

Unless stated otherwise, any reference to income statement items in this Form 10-K refers to results from continuing operations.

Our principal executive offices are located at 2711 North Haskell Avenue, Suite 3400, Dallas, Texas 75204. Our telephone number is (214) 303-3400. We maintain a web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

Developments Since January 1, 2013

Strategic Activities

Divestiture of Morningstar Foods — On January 3, 2013, we completed the sale of our Morningstar Foods division (“Morningstar”) to a third party. Morningstar was a leading manufacturer of dairy and non-dairy extended shelf-life (“ESL”) and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. We received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our prior credit facility. We recorded a gain of $868.8 million ($491.9 million, net of tax) on the sale of Morningstar. All of Morningstar’s operations, previously reported within the Morningstar segment, have been reclassified as discontinued operations in our Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2012. See Note 3 and Note 10 to our Consolidated Financial Statements for further information regarding the Morningstar divestiture and the use of the related proceeds.

WhiteWave Spin-Off and Disposition of Investment in WhiteWave Common Stock — Following the completion of The WhiteWave Foods Company’s (“WhiteWave”) IPO in October 2012, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave. On May 1, 2013, our Board of Directors approved the distribution to our stockholders of a portion of our remaining equity interest in WhiteWave. On May 23, 2013, we completed the WhiteWave spin-off through a tax-free distribution to our stockholders of an aggregate of 47,686,000 shares of WhiteWave Class A common stock and 67,914,000 shares of WhiteWave Class B common stock as a pro rata dividend on the shares of Dean Foods common stock outstanding at the close of business on the record date of May 17, 2013. Each share of Dean Foods common stock received 0.25544448 shares of WhiteWave Class A common stock and 0.36380189 shares of WhiteWave Class B common stock in the distribution.

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

We retained ownership of 34,400,000 shares of WhiteWave’s Class A common stock, or approximately 19.9% of the economic interest of WhiteWave, which we disposed of in July 2013 in a tax-free transaction as set forth in more detail below. Additionally, upon completion of the WhiteWave spin-off, we reclassified WhiteWave’s results of operations, previously reported within the WhiteWave segment, to discontinued operations in our Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011and as of December 31, 2012.

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

See Notes 2, 3 and 10 to our Consolidated Financial Statements for further information regarding the WhiteWave spin-off and the related debt-for-equity exchange transaction.

Changes in Composition of Dean Foods Board of Directors – On May 1, 2013, in connection with the WhiteWave spin-off discussed above, we announced the following changes to the composition of the Dean Foods Board of Directors, all of which were effective as of the conclusion of the May 1, 2013 Board of Directors meeting at which the distribution was approved:

•

Mr. Gregg L. Engles resigned as member and Chairman of our Board of Directors, and Mr. Tom C. Davis, who has served as an independent director on our Board of Directors since 2001 and who served as our Lead Director in 2012, was named Chairman of the Board;

•	Messrs. Stephen L. Green and Joseph S. Hardin, Jr. and Ms. Doreen A. Wright resigned as members of our Board of Directors to continue in their service to the Board of Directors of WhiteWave; and

•

the composition of the committees of our Board of Directors was modified such that Mr. J. Wayne Mailloux is now serving as chair of the Audit Committee, Mr. Jim L. Turner is now serving as chair of the Compensation Committee, Mr. Gregg A. Tanner is now serving as chair of the Executive Committee, and Mr. Hector M. Nevares is now serving as chair of the Nominating/Corporate Governance Committee.

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

All applicable share data, per share amounts and related information for the years ended December 31, 2013, 2012 and 2011 has been adjusted retroactively in our Consolidated Financial Statements to give effect to the 1-for-2 reverse stock split.

We intend to submit a proposal at our 2014 Annual Stockholders’ Meeting to amend our restated certificate of incorporation to reduce the number of authorized shares of common stock by the same 1-to-2 ratio as effected in the reverse stock split.

Return of Capital Strategies

On November 12, 2013, in connection with our ongoing efforts to maximize shareholder value, we announced that our Board of Directors has approved the corporate strategies designed to return capital to our shareholders described below.

Adoption of Cash Dividend Policy — On November 12, 2013, we announced that our Board of Directors has adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends beginning in the first quarter of 2014 with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. See “—Item 1A—Risk Factors – Our Board of Directors could change our dividend policy at any time.”

Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. As of September 30, 2013, $218.7 million was available for repurchases under this program (excluding fees and commissions). On November 7, 2013, our Board of Directors approved an increase in our total share repurchase authorization to approximately $2.38 billion, resulting in remaining availability for repurchases of approximately $300 million as of December 31, 2013. We made no share repurchases during the years ended December 31, 2013, 2012 and 2011. Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.

Other Developments

Tender Offer for Dean Foods Company Senior Notes due 2018 and Senior Notes due 2016 — In November 2013, we announced a cash tender offer for up to $400 million combined aggregate principal amount of our Senior Notes due 2018 and Senior Notes due 2016, with priority given to the Senior Notes due 2018, and a consent solicitation to amend the indenture related to our Senior Notes due 2018. The tender offer was completed during the fourth quarter of 2013. We repurchased $376.2 million of the Senior Notes due 2018, for a premium of approximately $54 million, and $23.8 million of the Senior Notes due 2016, for a premium of approximately $3 million. As a result of the tender offer, we recorded a $63.3 million pre-tax loss on early extinguishment of debt in the fourth quarter of 2013, which consisted of debt tender premiums of $57.2 million, a write-off of unamortized debt issue costs of $5.5 million, and other direct costs associated with the tender offer of $0.6 million. The tender offer was financed with cash on hand and borrowings under our senior secured credit facility and is expected to result in meaningful reductions to interest expense beginning in 2014.

Conventional Raw Milk Environment — Prices for conventional raw milk, our primary ingredient, increased during the back half of 2013 and, on average, were approximately 8% higher during 2013 as compared to 2012. The average Class I price during the fourth quarter of 2013 was 5% higher than the third quarter of 2013 but decreased 2% from the fourth quarter of 2012. Prices have continued to rise during the early part of 2014 and as of February are 8% higher than December 2013 prices. Strong global demand for whole milk powder, particularly in the Chinese market, remains a key driver of the elevated global milk prices we experienced during the back half of 2013, and we expect this trend to persist through at least the first half of 2014, with prices that could exceed the highest six-month period average ever previously achieved. While we remain watchful of global supply and demand dynamics, as we look ahead to 2014, assuming normal weather patterns, we believe solid global supply growth will ultimately lead to declining raw milk prices in the second half of 2014.

Retail and Customer Environment and Fluid Milk Volumes — As a result of the decline in conventional raw milk prices during the first half of 2012, retailers began to restore the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages. Although we are currently in a period of significantly higher milk prices as described more fully above, the margin over milk remains consistent with year-ago levels. The average price gaps between our brands and private label in the fourth quarter of 2013 were consistent with the third quarter of 2013 but are slightly below year-ago levels. We are dedicated to our fundamentals of volume performance, cost reduction and pricing effectiveness; however, the fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in the loss of a portion of that customer’s business. The impact of this loss began to be reflected in the second quarter of 2013, and the transition of these volumes is now complete. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. As a result of the lost volumes associated with the RFP, coupled with another customer’s decision to vertically integrate late last year, our fluid milk volumes have declined approximately 7% during 2013, and we continue to expect our volumes to underperform the broader industry through the first half of 2014 due to the ongoing year-over-year impact of these lost volumes. While we currently expect to experience flat to low single digit declines in our full-year fluid milk volume performance in 2014, given new business wins, we believe our volume performance will outpace that of the industry on a full-year basis. Additionally, the 2009 American Recovery and Reinvestment Act contained a provision that temporarily expanded the amount of benefits offered under the federal government’s Supplemental Nutrition Assistance Program (“SNAP”) in an effort to help those affected by the recession. This provision expired effective November 1, 2013. As a meaningful portion of SNAP benefits are spent in the dairy category, we remain cautious about the impact that the reduction in these benefits could have on consumer spending in the dairy category going forward.

As discussed more fully below, we have accelerated our ongoing cost reduction efforts to help offset the volume deleverage associated with the lost business and the impact of the historically high dairy commodity environment. Despite our recent volume challenges, we have started to see a solid improvement in our share of the fluid milk category as a result of our recent customer wins, and we continue to see strength beyond the large format channel. In 2014, we will continue to emphasize price realization, volume performance, cost productivity and efficiency, and sound decision-making based on timely, reliable and actionable information in an effort to improve gross margin per gallon and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain committed to sustaining strong positive cash flow and generating shareholder value. Additionally, we continue to seek out opportunities for innovation in our business, including through the growth of our TruMoo portfolio, which we expect to invest in and expand through seasonal promotions and flavors, the regional launch of TruMoo Protein, and the recent national launch of TruMoo in shelf-stable packaging.

Facility Closing and Reorganization Activities and Asset Impairment Charges — During the fourth quarter of 2012, our management team approved a plan to reorganize our field organization and certain functional areas that support our regional business teams, including finance, distribution, operations and human resources. We believe this streamlined leadership structure has enabled faster decision-making and has created enhanced opportunities to strategically build our operations. During the first quarter of 2013, we recorded charges of $4.5 million related to severance costs associated with this plan.

In addition, we closed eight of our production facilities during 2013 and have announced the closure of a ninth facility in the early part of 2014. We are in the process of identifying opportunities for further cost reductions, and we expect to incur additional costs related to these efforts and other initiatives in the near term as we continue to optimize our network. We remain committed to our previously announced plans to significantly accelerate our cost reduction efforts into 2014. Although these plans continue to be developed and certain phases of these plans have not yet been approved by our executive management team, we expect the cost reductions to include the closure of 10-15% of our plant network, or 8 to 12 production facilities through the middle of 2014; the elimination of a significant number of distribution routes; and reductions to the associated selling, general and administrative expenses.

As a result of certain changes to our business, including the loss of a portion of a significant customer’s private label volume described above and related plans for consolidating our production network, we evaluated the impact that we expected these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability. The results of our analysis indicated an impairment of our plant, property and equipment of $35.5 million, which we recorded during the year ended December 31, 2013. We recorded additional impairment charges of $7.9 million during 2013 related to certain intangible assets. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

Our Reportable Segments

We have aligned our leadership team, operating strategy, and sales, logistics and supply chain initiatives into a single operating and reportable segment, which operations comprise the core dairy business historically referred to as Fresh Dairy Direct as well as the corporate activities previously reported in “Corporate and Other”.

We manufacture, market and distribute a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, juices and teas to retailers, foodservice outlets, distributors, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $9.0 billion in 2013. The following charts depict our 2013 net sales by product, customer and volume mix of company branded versus private label products.

(1)	Includes half-and-half and whipping cream.
(2)	Includes creamers and other ESL fluids.
(3)	Includes fruit juice, fruit-flavored drinks, iced tea and water.
(4)	Includes ice cream, ice cream mix and ice cream novelties.
(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.
(6)	Includes restaurants, hotels and other foodservice outlets.

We sell our products under local and regional proprietary or licensed brands. Products not sold under these brands are sold under a variety of private labels. We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department. Our largest customer is Wal-Mart, including its subsidiaries such as Sam’s Club, which accounted for approximately 19% of our net sales in 2013.

As of December 31, 2013, our local and regional proprietary and licensed brands included the following:

Alta Dena®

Arctic Splash®

Atlanta Dairies®

Barbers Dairy®

Barbe’s®

Berkeley Farms®

Broughton™

Brown Cow®

Brown’s Dairy®

Bud’s Ice Cream™

Chug®

Country Fresh®

Country Love®

Creamland™

Dairy Ease®

Dairy Pure®

Dean’s®

Dipzz®

Fieldcrest®

Fruit Rush®

Gandy’s™

Garelick Farms®

Hygeia®

Jilbert™

Knudsen® (licensed brand)

LAND O LAKES

Land-O-Sun & design®

Lehigh Valley Dairy Farms®

Louis Trauth Dairy Inc.®

Maplehurst®

Mayfield®

McArthur®

Meadow Brook®

Meadow Gold®

Mile High Ice Cream™

Model Dairy®

Morning Glory®

Nature’s Pride®

Nurture®

Nutty Buddy®

Oak Farms®

Over the Moon®

Pet® (licensed brand)

Pog® (licensed brand)

Price’s™

Purity™

Reiter™

Robinson™

Saunders ™

Schepps®

Shenandoah’s Pride®

Stroh’s®

Swiss Dairy™

Swiss Premium™

Trumoo®

T.G. Lee®

Tuscan®

Turtle Tracks®

Verifine®

Viva®

We currently operate 72 manufacturing facilities in 32 states located largely based on customer needs and other market factors. For more information about our facilities, see “Item 2. Properties.” Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that we have one of the most extensive refrigerated DSD systems in the United States.

The primary raw material used in our products is conventional milk (which contains both raw milk and butterfat) that we purchase primarily from farmers’ cooperatives, as well as from independent farmers. The federal government and certain state governments set minimum prices for raw milk and butterfat on a monthly basis. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The price of resin fluctuates based on changes in crude oil and natural gas prices. Other raw materials and commodities used extensively by us include diesel fuel, used to operate our extensive DSD system, and juice concentrates and sweeteners used in our products. We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases, particularly for non-dairy input costs such as diesel and resin.

We have several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitors’ products. In some cases we pay fees to customers for shelf-space. Competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

The fluid milk category enjoys a number of attractive attributes. Specifically, fluid milk is a nutritious and healthy product that is found in over 90% of U.S. homes. As a result, fluid milk is a very large category, with more than $20 billion of annual sales. This category’s size and pervasiveness, plus the limited shelf life of the product, make it an important category for retailers and consumers, as well as a large long-term opportunity for the best positioned dairy processors. However, the dairy industry is not without some well-documented challenges. It is a mature industry that has traditionally been characterized by slow to flat growth and low profit margins. According to the U.S. Department of Agriculture (“USDA”), per capita consumption of fluid milk continues to decline. Due in part to the current economic climate, which continues to be challenging for broad segments of the population, and historically high retail prices, the fluid milk category has posted declining volumes over the last several years.

As a result of the decline in conventional raw milk prices during the first half of 2012, retailers began to restore the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages. Although we are currently in a period of significantly higher milk prices due to strong global demand for dairy products in international markets, the margin over milk remains consistent with year-ago levels. The average price gaps between our brands and private label in the fourth quarter of 2013 were consistent with the third quarter of 2013 but are slightly below year-ago levels.

In 2014, we will continue to emphasize price realization, volume performance, cost productivity and efficiency, and sound decision-making that is based on timely, reliable and actionable information in an effort to improve gross margin per gallon and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain committed to sustaining strong positive cash flow and generating shareholder value.

For more information on factors that could impact Fresh Dairy Direct, see “— Government Regulation — Milk Industry Regulation”, “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs,” as well as Note 20 to our Consolidated Financial Statements.

Current Business Strategy

Dean Foods has evolved over the past 20 years through a period of rapid acquisition, consolidation, integration and most recently the separation of our operations into three distinct businesses following the spin-off of WhiteWave and sale of Morningstar in 2013. Today, we are a leading food and beverage company and the largest processor and direct-to-store distributor of fluid milk and other fluid dairy products in the United States. We believe our portfolio of manufacturing and distribution assets enables us to offer regional and national branded and private label products across a variety of product categories to our customers in a cost effective manner. We believe that we operate one of the most extensive refrigerated DSD networks in the United States.

Our vision is to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. Our strategy is to build on our unique capabilities and cost reduction opportunities to create an advantaged low-cost position in the fluid milk category. Our strategy is anchored by the following four pillars and is underscored by our commitments to safety, quality and service, and delivering financial performance by focusing on volume, price and cost control:

Engage and Align:

•	Foster an environment of engagement through organizational alignment, shared goals and measurable objectives with clear accountability.

•	Invest in our employees by providing opportunities for professional development.

Drive Productivity and Improvement:

•	Optimize our network for efficiency and flexibility in developing new products and routes to market.

•	Target and achieve savings in conversion, logistics, procurement and administrative costs through employee-led continuous improvement initiatives.

Grow the Business:

•	Grow our business, including TruMoo, by bringing a portfolio of innovative new products to our customers.

•	Enhance our profitability by strategically targeting key customers and growing channels.

Enable Sound Decision-Making:

•	Foster an environment of robust, efficient decision-making that is rooted in timely, reliable and actionable information.

•	Use an effective, streamlined management operating structure to align the organization, facilitate cross-functional decision-making and create enhanced opportunities to build our business.

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

Intellectual Property

We are continually developing new technology and enhancing existing proprietary technology related to our dairy operations. As of December 31, 2013, seven U.S. and three international patents have been issued to us and four U.S. and eight international patent applications are pending or published. We primarily rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology or trademarks.

Research and Development

Our total R&D expense was $1.8 million, $2.1 million and $3.5 million for 2013, 2012 and 2011, respectively.

Employees

As of December 31, 2013, we had 18,040 employees. Approximately 38% of our employees participate in a multitude of varying collective bargaining agreements. Pursuant to these collective bargaining agreements, approximately 29% of our union employees participate in company-sponsored pension plans and approximately 40% participate in multiemployer pension plans. We believe our relationship with our employees and these organizations is satisfactory.

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

The federal government’s minimum prices vary depending on the processor’s geographic location or sales area and the type of product manufactured. Federal minimum prices change monthly. Class I butterfat and raw skim milk prices (which are the minimum prices we are required to pay for raw milk that is processed into Class I products such as fluid milk) and Class II raw skim milk prices (which are the prices we are required to pay for raw milk that is processed into Class II products such as cottage cheese, creams, creamers, ice cream and sour cream) for each month are announced by the federal government the immediately preceding month. Some states have established their own rules for determining minimum prices for raw milk. In addition to the federal or state minimum prices, we also may pay producer premiums, procurement costs and other related charges that vary by location and supplier.

Additionally, the U.S. farm bill, the primary tool regulating federal dairy policy, was reauthorized by the U.S. Congress in January 2014 and was signed into law by President Obama in February 2014. While there were some important changes made to U.S. dairy farm policy, the immediate implications to our business appear to be minimal. For example, the legislation does not directly address dairy producer pricing policy as it relates to Federal Orders; so the way raw milk is priced does not change. Among the significant outcomes for our business was that the final bill does not contain supply management provisions for dairy, which would have resulted in governmental control of milk production. Although we do not expect to see any practical impact from the bill for several months, the enactment of the new farm bill may result in changes to the dairy industry that we cannot control and that may have a negative effect on our business.

Labeling Regulations

We are subject to various labeling requirements with respect to our products at the federal, state and local levels. At the federal level, the FDA has authority to review product labeling, and the U.S. Federal Trade Commission (“FTC”) may review labeling and advertising materials, including online and television advertisements to determine if advertising materials are misleading. Similarly, many states review dairy product labels to determine whether they comply with applicable state laws. We believe we are in material compliance with all labeling laws and regulations applicable to our business.

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

We also make available free of charge through our website at www.deanfoods.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Form 10-K.

Our Code of Ethics is applicable to all of our employees and directors. Our Code of Ethics is available on our corporate website at www.deanfoods.com, together with the Corporate Governance Principles of our Board of Directors and the charters of all of the Committees of our Board of Directors. Any waivers that we may grant to our executive officers or directors under the Code of Ethics, and any amendments to our Code of Ethics, will be posted on our corporate website. If you would like hard copies of any of these documents, or of any of our filings with the Securities and Exchange Commission, write or call us at:

Dean Foods Company

2711 North Haskell Avenue, Suite 3400

Dallas, Texas 75204

(214) 303-3400

Attention: Investor Relations

Item 1A.	Risk Factors

Business, Competitive and Strategic Risks

Our results of operations and financial condition depend heavily on commodity prices and the availability of raw materials and other inputs; our failure or inability to respond to high or fluctuating input prices could adversely affect our profitability.

Our results of operations and financial condition depend heavily on the cost and supply of raw materials and other inputs including conventional raw milk, butterfat, cream and other dairy commodities, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Cost increases in raw materials and other inputs could cause our profitability to decrease significantly compared to prior periods, as we may be unwilling or unable to increase our prices to offset the increased cost of these raw materials and other inputs.

Class I milk prices are near all-time highs, due in part to significant demand for dairy-based protein throughout Asia, and there can be no assurance that such prices will moderate. Although we generally pass through the cost of dairy commodities to our customers, we believe demand destruction can occur at certain price levels, and we may be unwilling or unable to pass through the cost of dairy commodities, which could materially and adversely affect our profitability. Dairy commodity prices can be affected by adverse weather conditions and natural disasters, such as floods, droughts, frost, earthquakes and pestilence, which can lower crop and dairy yields and reduce supplies of these ingredients or increase their prices.

Our profitability also depends on the cost and supply of non-dairy raw materials and other inputs, such as sweeteners, petroleum-based products, diesel fuel, and resin.

Our dairy and non-dairy raw materials are generally sourced from third parties, and we are not assured of continued supply, pricing or sufficient access to raw materials from any of these suppliers. Other events that adversely affect our suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, reputation and international demand and supply characteristics.

If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.

We may not realize anticipated benefits from our accelerated cost reduction efforts.

We have implemented a number of cost reduction initiatives that we believe are necessary to position our business for future success and growth. In order to mitigate continued volume softness in our business, we accelerated our cost reduction activities in 2013 and plan to continue those cost reduction activities in 2014. Among other things, we have closed, or announced the closing of, 10 – 15% of our plants since late 2012. Our future success and earnings growth depend upon our ability to efficiently execute our significant cost reduction initiatives and rationalization plans on time and within budget. In addition, certain of our cost reduction initiatives, such as closing plants, may lead to increased costs in other aspects of our business such as increased conversion or distribution costs. For example, in connection with our plant closures, our cost of distribution on a per gallon basis has increased as we have changed distribution routes and transported product into areas previously serviced by closed plants. If we fail to properly anticipate and mitigate the ancillary cost increases to our plant closures, we may not realize the benefits of our cost reduction efforts. We must be efficient in executing our plans to achieve a lower cost structure and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity and reduced profitability. To capitalize on our cost reduction efforts, it will be necessary to carefully evaluate future investments in our business, and concentrate on those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from our cost cutting efforts, we could become cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.

As a result of the sale of our Morningstar Foods business and the tax-free separation of our WhiteWave Foods business, we no longer operate as part of an international diversified food and beverage company and therefore may be more vulnerable to adverse events and trends in the fluid dairy industry and in the United States generally.

In January 2013, we completed the disposition of our Morningstar division, which at the time of the disposition was a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. In May 2013, we effected the tax-free spin-off of The WhiteWave Foods Company, our former branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products business, which operated in the United States and Europe. In July 2013, we disposed of our remaining interest in WhiteWave. As part of a more diversified, international food and beverage company, we were partially insulated against adverse events and trends in particular product lines and regions. After the dispositions of Morningstar and WhiteWave, however, we may be more susceptible to adverse regulations, economic climate, consumer trends, market fluctuations and other adverse events that are specific to the dairy category and the United States.

The loss of, or a material reduction in sales volumes purchased by, any of our largest customers could negatively impact our sales and profits.

Wal-Mart Stores, Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 19% and 23% of our consolidated net sales in 2013 and 2012, respectively, and our top five customers, including

Wal-Mart, collectively accounted for approximately 30% of our consolidated net sales in 2013 and 2012. We do not typically enter into written agreements with our customers; however, during 2013 we entered into an agreement with Wal-Mart relating to a significant portion of our private label business with Wal-Mart, which Wal-Mart may terminate upon certain conditions. As a result of an RFP, Wal-Mart transferred a meaningful portion of its business to other suppliers primarily in the first half of 2013, which resulted in a decline in our fluid milk volumes of approximately 7% during 2013. In addition, we are indirectly exposed to the financial and business risks of our significant customers because as their business declines they may correspondingly decrease the volumes purchased from us. The loss of, or further declines in sales volumes purchased by, any of our largest customers could negatively impact our sales and profits, particularly due to our significant fixed costs and assets, which are difficult to rapidly reduce in response to significant volume declines.

Price concessions to large format retailers have negatively impacted, and could continue to negatively impact, our operating margins and profitability.

Many of our customers, such as supermarkets, warehouse clubs and food distributors, have experienced industry consolidation in recent years and this consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power and increased our dependence on key large-format retailers and discounters. In addition, some of these customers are vertically integrated and have re-dedicated key shelf-space currently occupied by our regionally branded products for their private label products, which have a lower margin. Additionally, higher levels of price competition and higher resistance to price increases have had a significant impact on our business. In the past, retailers have at times required price concessions that have negatively impacted our margins, and continued pressures to make such price concessions could negatively impact our profitability in the future. If we are not able to lower our cost structure adequately in response to customer pricing demands, and if we are not able to attract and retain a profitable customer mix and a profitable product mix, our profitability could continue to be adversely affected.

Volume softness in the dairy category has had a negative impact on our sales and profits.

Industry-wide volume softness across dairy product categories continued in 2013. In particular, the fluid milk category has experienced declining volumes over the past several years. Decreasing dairy category volume has increased the impact of declining margins on our business. Periods of declining volumes limit the cost and price increases that we can seek to recapture. We expect this trend to continue for the foreseeable future, which could further negatively affect our business. In addition, in recent years, we have experienced a decline in historical volumes from some of our largest customers, which has negatively impacted our sales and profitability and which will continue to have a negative impact in the future if we are not able to attract and retain a profitable customer and product mix.

Our sales and profits have been, and may continue to be, negatively impacted by the outcome of competitive bidding.

Many of our retail customers have become increasingly price sensitive in the current economic climate, which has intensified the competitive environment in which we operate. As a result, we have been subject to a number of competitive bidding situations, both formal and informal, which have materially reduced our sales volumes and profitability on sales to several customers. We expect this trend of competitive bidding to continue. During 2013, as a result of an RFP, a significant customer transferred a material portion of its business to other suppliers, which resulted in a decline in our fluid milk volumes of approximately 7% during 2013. These lost volumes have had, and are expected to continue to have, a negative effect on our sales and profits in the near term. Furthermore,we are not able to predict the long-term effects of this volume loss on our financial position, results of operations or cash flows. In some cases, we have replaced lost volume with lower margin business, which also negatively impacts our profitability. Additionally, this competitive environment may result in us serving an increasing number of small format customers for which we may not have the proper information to understand the costs of production and distribution, which may impact the profitability of our business. If we are unable to structure our business to appropriately respond to the pricing demands of our customers, we may lose customers to other processors that are willing to sell product at a lower cost, which could negatively impact our sales and profits.

The continuing industry shift from branded to private label products could impede our growth rate and profit margin.

We are experiencing a continued shift from branded to private label products. Private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded competitors. In periods of economic weakness, consumers tend to purchase lower-priced products, including conventional milk, coffee creamers and other private label products, which could reduce sales of our branded products. In addition, in periods of severe economic disparity and income inequality, certain of our customers may purchase lower-priced products as well as make purchases less frequently. The willingness of consumers to purchase our products will depend upon our ability to offer products providing the right consumer benefits at the right price. Further trade down to lower priced products could adversely affect our sales and the profit margin for our branded products.

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

Consumer tastes and preferences are difficult to predict and evolve over time. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. Factors that may affect consumer tastes and preferences include:

•	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein or calorie content of different foods and beverages;

•	concerns regarding the health effects of specific ingredients and nutrients, such as dairy, sugar and other sweeteners, vitamins and minerals;

•	concerns regarding the public health consequences associated with obesity, particularly among young people; and

•	increasing awareness of the environmental and social effects of product production.

In recent years, the U.S. dairy industry has experienced overall volume declines. If consumer demand for our products declines, our sales volumes and our business could be negatively affected.

We may incur liabilities or harm to our reputation, or be forced to recall products as a result of real or perceived product quality or other product-related issues.

We sell products for human consumption, which involves a number of risks. Product contamination, spoilage, other adulteration, misbranding or product tampering could require us to recall products. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health and safety requirements, or in the event our products cause injury, illness or death. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. A significant product liability, consumer fraud or other legal judgment against us or a widespread product recall may negatively impact our profitability. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that are promoted as having strong health and wellness credentials. In addition, consumer preferences related to genetically modified foods or the use of certain sweeteners could result in negative publicity and adversely affect our reputation. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome.

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

Failure to maintain sufficient internal production capacity or to enter into co-packing agreements on terms that are beneficial for us may result in our inability to meet customer demand and/or increase our operating costs.

The success of our business depends, in part, on maintaining a strong production platform and we rely on internal production resources and third-party co-packers to fulfill our manufacturing needs. As part of our ongoing cost reduction efforts, we have closed or announced the closure of a number our plants since late 2012. It is possible that we may need to increase our reliance on third parties to provide manufacturing and supply services, commonly referred to as “co-packing” agreements, for a number of our products. In particular, there is increasing consumer preference for extended shelf life (“ESL”) products in certain categories and, as a result of the Morningstar divestiture, we are contractually limited in our ability to manufacture ESL products. A failure by our co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products. If we need to enter into additional co-packing agreements in the future, we can provide no assurance that we would be able to find acceptable third-party providers or enter into agreements on satisfactory terms or at all. Our inability to establish satisfactory co-packing arrangements could limit our ability to operate our business and could negatively affect our sales volumes and results of operations. If we cannot maintain sufficient production capacity, either internally or through third-party agreements, we may be unable to meet customer demand and/or our manufacturing costs may increase, which could negatively affect our business.

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

Risks Related to Our Common Stock

Our Board of Directors could change our dividend policy at any time.

In November 2013, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock commencing in 2014. However, we have not yet declared any dividend payments in connection with this policy. We are not required to pay dividends and our stockholders do not have contractual or other legal rights to receive them. Any determination to pay cash dividends on our common stock in the future may be affected by business conditions, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Furthermore, our Board of Directors may decide at any time, in its discretion, not to pay a dividend, to decrease the amount of dividends or to change or revoke the dividend policy entirely. If we do not pay dividends, for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.

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

The market price of our common stock has historically been volatile, and in the future may be influenced by many factors, some of which are beyond our control, including those described in this section and the following:

•	changes in financial estimates by analysts or our inability to meet those financial estimates;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	variations in our quarterly results of operations and those of our competitors;

•	general economic and stock market conditions;

•	changes in conditions or trends in our industry, geographies or customers;

•	terrorist acts;

•	perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	actual or anticipated growth rates relative to our competitors; and

•	speculation by the investment community regarding our business.

In addition, the stock markets, including the NYSE, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources.

These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. This volatility may increase the risk that our stockholders will suffer a loss in their investments or be unable to sell their shares or otherwise liquidate their holdings of our common stock.

Capital Markets and General Economic Risk

We may be required to write off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which could negatively impact our consolidated results of operations or net worth.

In response to anticipated lower sales volumes, competition and other market factors affecting our business, we have implemented cost reduction and restructuring plans in an effort to reduce the size and cost of our operations and to better match our resources with our market opportunities. As a result of such actions, we expect to incur restructuring expenses and other charges which may be material. Several factors could cause a restructuring to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Any restructuring would require substantial management time and attention and may divert management from other important work. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

During the year ended December 31, 2013 we evaluated the impact on our projected future cash flows that we expected from the volume losses from Wal-Mart and certain other changes to our business. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability. The results of our analysis indicated impairments of our plant, property and equipment of $35.5 million, which we recorded in our Consolidated Statements of Operations for the year ended December 31, 2013. Additionally, we recorded impairments related to certain intangible assets of approximately $7.9 million in 2013. Our property, plant and equipment and intangible assets other than goodwill totaled $1.2 billion and $245.4 million, respectively, as of December 31, 2013.

As of December 31, 2013, we had $86.8 million of goodwill representing approximately 3% of our total assets. We record goodwill initially at fair value and review its fair value for impairment at least annually, as of December 1, or on an interim basis if impairment indicators, such as disruptions to the business, unexpected significant declines in operating performance or sustained market capitalization declines, are present. A qualitative assessment of goodwill was performed during 2013. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of our operations. Based on the results of our assessment, we determined that it was not more likely than not that our operations had a carrying value in excess of its fair value. Accordingly, no further goodwill testing was completed, and we did not recognize any impairment charges related to goodwill during 2013. It is possible that we will have an impairment charge in future periods as a result of changes in our operating results. See Note to 7 our Consolidated Financial Statements for further information regarding our goodwill and intangible assets.

The recent economic decline may adversely impact our business and results of operations.

The dairy industry is sensitive to changes in international, national and local general economic conditions. The economic decline and income disparity experienced in recent years has had an adverse effect on consumer spending patterns. High levels of unemployment, high consumer debt levels and other unfavorable economic factors could further adversely affect consumer demand for products we sell or distribute, which in turn adversely affects our results of operations. Consumers may not return to historical spending patterns.

The costs of providing employee benefits have escalated, and liabilities under certain plans may be triggered due to our actions or the actions of others, which may adversely affect our profitability and liquidity.

We sponsor various defined benefit and defined contribution retirement plans, as well as contribute to various multiemployer plans on behalf of our employees. Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs and increase future funding requirements of our plans. Pension and post-retirement costs also may be significantly affected by changes in key actuarial assumptions including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. Recent changes in federal laws require plan sponsors to eliminate, over defined time periods, the underfunded status of plans that are subject to ERISA rules and regulations. Certain of our defined benefit retirement plans are less than fully funded. Facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit retirement plans, and the costs of such liabilities may compromise our ability to accelerate our cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows. In addition to potential changes in funding requirements, the costs of maintaining our pension plans are impacted by various factors including increases in healthcare costs and legislative changes such as the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010.

Future funding requirements and related charges associated with multiemployer plans in which we participate could have a negative impact on our business.

In addition to our company-sponsored pension plans, we participate in certain multiemployer defined benefit pension plans that are administered by labor unions representing certain of our employees. We make periodic contributions to these multiemployer pension plans in accordance with the provisions of negotiated collective bargaining arrangements. Our required contributions to these plans could increase due to a number of factors, including the funded status of the plans and the level of our ongoing participation in these plans. In addition, certain actions or the financial condition of other companies which participate in multiemployer plans may create financial obligations for us, which circumstances are entirely out of our control. In the event that we decide to withdraw from participation in one of these multiemployer plans, we could be required to make additional lump-sum contributions to relevant plan. These withdrawal liabilities may be significant and could adversely affect our business. Some of the plans in which we participate are reported to have significant underfunded liabilities, which could increase the amount of any potential withdrawal liability. Future funding requirements and related charges associated with multiemployer plans in which we participate could have a negative impact on our results of operations, financial condition and cash flows.

Our existing debt and other financial obligations may restrict our business operations and we may incur even more debt.

We have substantial debt and other financial obligations and significant unused borrowing capacity. At December 31, 2013, we had outstanding borrowings of approximately $50 million under our senior secured credit facility and approximately $213 million under our receivables-backed facility, and we had the ability to borrow up to a combined additional $800 million under our senior secured credit facility and receivables-backed facility. In addition, we had $642 million aggregate principal amount of senior unsecured notes outstanding.

We have pledged substantially all of our assets (including the assets of our restricted subsidiaries) to secure our senior secured credit facility. Our debt and related debt service obligations:

•	Require us to dedicate significant cash flow to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes;

•	May limit our flexibility in planning for or reacting to changes in our business and market conditions or funding capital expenditures;

•	Impose on us additional financial and operational restrictions;

•	Expose us to interest rate risk since a portion of our debt obligations is at variable rates; and

•	Restrict our ability to fund acquisitions.

To the extent that we incur additional indebtedness in the future, these limitations would likely have a greater impact on our business. Under our senior secured credit facility and our receivables-backed facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of our senior credit facility and receivables-backed facility. As of December 31, 2013, our maximum permitted leverage ratio was 3.50 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. As of December 31, 2013, our leverage ratio was 2.24 times. Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, could create a default under our senior secured credit facility and under our receivables-backed facility. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. In those circumstances, we would be required to amend our credit facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance, which in turn, is subject to various factors such as prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

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

Some of our debt is rated by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, and there are a number of factors beyond our control with respect to these ratings. Our credit ratings are currently considered to be below “investment grade.” Although the interest rate on our existing credit facilities is not affected by changes in our credit ratings, such ratings or any further rating downgrades may impair our ability to raise additional capital in the future on terms that are acceptable to us, may cause the value of our securities to decline and may have other negative implications with respect to our business. Ratings reflect only the views of the ratings agency issuing the rating, are not recommendations to buy, sell or hold our securities and may be subject to revision or withdrawal at any time by the ratings agency issuing the rating. Each rating should be evaluated independently of any other rating.

Legal and Regulatory Risks

Pending antitrust lawsuits may have a material adverse impact on our business.

We are the subject of two antitrust lawsuits, the outcome of which we are unable to predict. Increased scrutiny of the dairy industry has resulted, and may continue to result, in litigation against us. Such lawsuits are expensive to defend, divert management’s attention and may result in significant judgments. In some cases, these awards would be trebled by statute and successful plaintiffs might be entitled to an award of attorney’s fees. Depending on its size, such a judgment could materially and adversely affect our results of operations, cash flows and financial condition and impair our ability to continue operations. We may not be able to pay such judgment or to post a bond for an appeal, given our financial condition and our available cash resources. In addition, depending on its size, failure to pay such a judgment or failure to post an appeal bond could cause us to breach certain provisions of our credit facilities. In either of these circumstances, we may seek a waiver of or amendment to the terms of our credit facilities, but we may not be able to obtain such a waiver or amendment. Failure to obtain such a waiver or amendment would materially and adversely affect our results of operations, cash flows and financial condition and could impair our ability to continue operations.

Moreover, these actions could expose us to negative publicity, which might adversely affect our brands, reputation and/or customer preference for our products. In addition, merger and acquisition activities are subject to these antitrust and competition laws, which have impacted, and may continue to impact, our ability to pursue strategic transactions. For more detail regarding these matters, please see “Part I — Item 3. Legal Proceedings.”

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

As of December 31, 2013, approximately 38% of our employees participated in collective bargaining agreements. Our collective bargaining agreements are scheduled to expire at various times over the next 4 years. At any given time, we may face a number of union organizing drives. When we face union organizing drives, we and the union may disagree on important issues which, in turn, could possibly lead to a strike, work slowdown or other job actions at one or more of our locations. In the event of a strike, work slowdown or other labor unrest, or if we are unable to negotiate labor contracts on reasonable terms, our ability to supply our products to customers could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities. In addition, our ability to make short-term adjustments to control compensation and benefits costs or otherwise to adapt to changing business requirements may be limited by the terms of our collective bargaining agreements.

Our business is subject to various environmental and health and safety laws and regulations, which may increase our compliance costs or subject us to liabilities.

Our business operations are subject to numerous requirements in the United States relating to the protection of the environment and health and safety matters, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response and the Compensation and Liability Act of 1980, as amended, as well as similar state and local statutes and regulations in the United States. These laws and regulations govern, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment. The costs of complying with these laws and regulations may be significant, particularly relating to wastewater and ammonia treatment which are capital intensive. Additionally, we could incur significant costs, including fines, penalties and other sanctions, cleanup costs and third-party claims for property damage or personal injury as a result of the failure to comply with, or liabilities under, environmental, health and safety requirements. New legislation, as well as current federal and other state regulatory initiatives relating to these environmental matters, could require us to replace equipment, install additional pollution controls, purchase various emission allowances or curtail operations. These costs could negatively affect our results of operations and financial condition.

Changes in laws, regulations and accounting standards could have an adverse effect on our financial results.

We are subject to federal, state and local governmental laws and regulations, including those promulgated by the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and numerous related regulations promulgated by the Securities and Exchange Commission and the Financial Accounting Standards Board. Changes in federal, state or local laws, or the interpretations of such laws and regulations, may negatively impact our financial results or our ability to market our products. Any or all of these risks could adversely impact our financial results.

Violations of laws or regulations related to the food industry, as well as new laws or regulations or changes to existing laws or regulations related to the food industry, could adversely affect our business.

The food production and marketing industry is subject to a variety of federal, state and local laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling and distribution of our products, as well as those related to worker health and workplace safety. Our activities are subject to extensive regulation. We are regulated by, among other federal and state authorities, the FDA, the FTC, and the U.S. Departments of Agriculture, Commerce and Labor.

Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers.

In particular, in recent years, the dairy industry has been the subject of increased government scrutiny. In 2010, the Obama administration initiated a review of existing federal dairy policies in order to consider potential changes to those policies. The U.S. farm bill, the primary tool regulating federal dairy policy, was reauthorized by the U.S. Congress in January 2014 and was signed into law by President Obama in February 2014. Although we do not expect to see any practical impact from the bill until later in 2014, the enactment of the new farm bill may result in changes to the dairy industry that we cannot control and that may have a negative effect on our business.

In addition, our volumes may be impacted by the level of government spending that supports grocery purchases because such amounts may impact the level of consumer spending on fluid dairy products. For example, the 2009 American Recovery and Reinvestment Act contained a provision that temporarily expanded the amount of benefits offered under the federal government’s Supplemental Nutrition Assistance Program (“SNAP”) in an effort to help those affected by the recession. This provision expired effective November 1, 2013. As a meaningful portion of SNAP benefits are spent in the dairy category, we are cautious about the impact that the reduction in these benefits could have on consumer spending in the dairy category. If the impact of the SNAP expiration is material to our operations or if other government spending programs, such as the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), are suspended or expire, then it could have an adverse impact upon our volumes and our results of operations.

In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal and state laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products, as could be the case in the United States as the FDA enacts the recently-passed Food Safety Modernization Act of 2011, or force changes in our production processes and our products. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Risks Related to the Sale of Morningstar Foods and the Tax-Free Separation of WhiteWave

We may be unable to achieve some or all of the benefits that we expect to achieve from the Morningstar sale and the WhiteWave separation transactions.

Having completed the separation of our Morningstar and WhiteWave businesses during 2013, we believe that we will be able to better focus our financial and operational resources on the fluid milk business, streamline our infrastructure to focus on our core strengths and maintain an appropriate capital structure. If we fail to achieve some or all of the benefits that we expect to achieve as a smaller, more focused company, or do not achieve them in the timeframe we expect, our business, financial condition and results of operations could be materially and adversely affected.

The WhiteWave separation transactions could result in significant tax liability to us.

We received a private letter ruling from the IRS to the effect that, subject to certain conditions, the WhiteWave spin-off and our subsequent disposition of our remaining interests in WhiteWave, would be tax-free to us and our stockholders. In addition, we received an opinion from our outside tax advisors on certain items in connection with the WhiteWave transactions not addressed in the private letter ruling. This tax opinion, however, is not binding on the IRS, and we may not be able to rely on the IRS private letter ruling if the factual representations or assumptions in the ruling request are determined to be untrue or incomplete in any material respect. If the IRS were to determine that the WhiteWave spin-off and subsequent disposition of our remaining ownership interest in WhiteWave do not qualify for tax-free treatment, then we and our stockholders would be subject to tax in connection with such transactions. It is expected that the amount of any such taxes to us and our stockholders would be substantial.

The tax rules applicable to a tax-free spin-off may restrict us from engaging in certain corporate transactions or from raising equity capital in certain instances.

Current U.S. federal income tax law creates a presumption that the spin-off of WhiteWave would be taxable to us, but not our stockholders, if such spin-off is part of a “plan or series of related transactions” pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in us or WhiteWave. These rules may limit our ability during certain specified periods following the WhiteWave spin-off to enter into certain transactions that may be advantageous to us and our stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, disposing of certain assets, engaging in mergers and acquisitions, and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired. In addition, under the tax matters agreement that we entered into with WhiteWave in connection with the WhiteWave IPO, we are prohibited from taking certain actions that may limit our ability to pursue certain strategic transactions that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. This restriction may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in leased premises at 2711 North Haskell Avenue, Suite 3400, Dallas, TX 75204. In addition, we operate more than 70 manufacturing facilities. We believe that our facilities are well maintained and are generally suitable and of sufficient capacity to support our current business operations and that the loss of any single facility would not have a material adverse effect on our operations or financial results. The following tables set forth, by business segment, our principal manufacturing facilities.

We currently conduct our manufacturing operations within the following facilities, most of which are owned:

Homewood, Alabama(2)

Buena Park, California

City of Industry, California(2)

Hayward, California

Riverside, California

Delta, Colorado

Denver, Colorado

Englewood, Colorado

Greeley, Colorado

Deland, Florida

Miami, Florida

Orlando, Florida

Braselton, Georgia

Hilo, Hawaii

Honolulu, Hawaii

Boise, Idaho

Belvidere, Illinois

Harvard, Illinois

Huntley, Illinois

O’Fallon, Illinois

Rockford, Illinois

Decatur, Indiana

Huntington, Indiana

Rochester, Indiana

LeMars, Iowa

Louisville, Kentucky

New Orleans, Louisiana

Franklin, Massachusetts

Lynn, Massachusetts

Grand Rapids, Michigan

Livonia, Michigan

Marquette, Michigan

Thief River Falls, Minnesota

Woodbury, Minnesota

Billings, Montana

Great Falls, Montana

North Las Vegas, Nevada

Reno, Nevada

Florence, New Jersey

Albuquerque, New Mexico

Rensselaer, New York

High Point, North Carolina

Winston-Salem, North Carolina

Bismarck, North Dakota

Tulsa, Oklahoma

Marietta, Ohio

Springfield, Ohio

Toledo, Ohio

Erie, Pennsylvania

Lansdale, Pennsylvania

Lebanon, Pennsylvania

Schuylkill Haven, Pennsylvania

Sharpsville, Pennsylvania

Spartanburg, South Carolina

Sioux Falls, South Dakota

Athens, Tennessee

Nashville, Tennessee(2)

Dallas, Texas(2)

El Paso, Texas

Houston, Texas

Lubbock, Texas

McKinney, Texas

San Antonio, Texas

Orem, Utah

Salt Lake City, Utah

Richmond, Virginia

Ashwaubenon, Wisconsin

Sheboygan, Wisconsin

The majority of our manufacturing facilities also serve as distribution facilities. In addition, we have numerous distribution branches located across the country, some of which are owned but most of which are leased.

Item 3.	Legal Proceedings

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Briefing on the appeal was completed on April 5, 2013, oral argument occurred on July 25, 2013. On January 3, 2014, the appeals court reversed the judgment for the defendants, including the Company, on one of the original five counts in the Tennessee Retailer Action. If the Court of Appeals’ ruling stands, the case will return to the trial court for further proceedings on that one count. We remain confident that we have operated lawfully and fairly at all times in the Southeast. Defendants, including the Company, have asked the full Court of Appeals to reconsider the panel’s ruling. The Company is awaiting a decision from the Court of Appeals on its request for reconsideration.

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

Other than the material pending legal proceedings set forth above under “Tennessee Retailer and Indirect Purchaser Actions”, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth within this section.

Other

In late 2013, we either settled or entered into settlement negotiations with the vast majority of states in regards to our obligations under state unclaimed property laws, the results of which did not have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “DF.” The following table sets forth the high and low closing sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. The prices presented below have been adjusted retroactively to reflect the impact on our stock price of the WhiteWave spin-off, which was completed on May 23, 2013, and the 1-for-2 reverse stock split effected August 26, 2013.

At February 14, 2014, there were 2,482 record holders of our common stock.

	High	Low
2012:
First Quarter	11.07	9.43
Second Quarter	15.21	10.24
Third Quarter	15.59	10.66
Fourth Quarter	16.78	13.08
2013:
First Quarter	16.91	13.78
Second Quarter	21.18	15.50
Third Quarter	22.70	18.62
Fourth Quarter	19.85	16.64

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Current Debt Obligations” and Note 10 to our Consolidated Financial Statements for further information regarding the terms of our senior secured credit facility, including terms restricting the payment of dividends.

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. We made no share repurchases in 2013 or 2012. On November 7, 2013, our Board of Directors approved an increase in our total share repurchase authorization to approximately $2.38 billion, resulting in remaining availability for repurchases of approximately $300 million as of December 31, 2013. Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.

For information relating to securities authorized for issuance under our equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2013 has been derived from our audited Consolidated Financial Statements. The operating results and certain other directly attributable expenses, including interest expense, related to our Morningstar division, which was sold on January 3, 2013, and our former WhiteWave segment, the spin-off of which was completed on May 23, 2013, are reflected as discontinued operations in the table below for all periods presented. The selected financial data does not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto.

	Year Ended December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands, except share data)
Operating data:
Net sales	$9,016,321	$9,274,662	$9,715,747	$9,093,973	$8,566,368
Cost of sales	7,161,734	7,179,403	7,618,313	6,948,159	6,229,150

Gross profit(1)	1,854,587	2,095,259	2,097,434	2,145,814	2,337,218
Operating costs and expenses:
Selling and distribution	1,337,745	1,419,531	1,456,021	1,417,736	1,386,367
General and administrative	310,453	412,957	473,802	486,797	502,603
Amortization of intangibles	3,669	3,758	4,997	5,784	4,639
Facility closing and reorganization costs	27,008	55,787	45,688	30,761	29,087
Litigation settlements(2)	(1,019)	—	131,300	30,000	—
Impairment of goodwill and other long-lived assets(3)	43,441	—	2,075,836	—	—
Other operating (income) loss(4)	2,494	(57,459)	(13,785)	—	—

Total operating costs and expenses	1,723,791	1,834,574	4,173,859	1,971,078	1,922,696

Operating income (loss)	130,796	260,685	(2,076,425)	174,736	414,522
Other (income) expense:
Interest expense(5)(6)	200,558	150,589	177,449	177,431	184,955
Loss on early retirement of debt (7)	63,387	—	—	—	—
Gain on disposition of WhiteWave common stock(8)	(415,783)	—	—	—	—
Other income, net	(400)	(1,664)	(2,037)	(148)	(3,976)

Total other expense	(152,238)	148,925	175,412	177,283	180,979

Income (loss) from continuing operations before income taxes	283,034	111,760	(2,251,837)	(2,547)	233,543
Income tax expense (benefit)	(42,325)	87,945	(523,555)	17,825	88,091

Income (loss) from continuing operations	325,359	23,815	(1,728,282)	(20,372)	145,452
Income from discontinued operations, net of tax(9)	2,803	139,279	132,495	95,607	82,306
Gain (loss) on sale of discontinued operations, net of tax	491,195	(2,053)	3,616	7,521	90

Net income (loss)	819,357	161,041	(1,592,171)	82,756	227,848
Net (income) loss attributable to non-controlling interest in discontinued operations	(6,179)	(2,419)	16,550	8,735	12,461

Net income (loss) attributable to Dean Foods Company	$813,178	$158,622	$(1,575,621)	$91,491	$240,309

Basic earnings (loss) per common share (10):
Income from continuing operations attributable to Dean Foods Company	3.47	0.26	(18.85)	(0.22)	1.70
Income (loss) from discontinued operations attributable to Dean Foods Company	5.20	1.46	1.67	1.23	1.11

Net income (loss) attributable to Dean Foods Company	$8.67	$1.72	$(17.18)	$1.01	$2.81

Diluted earnings (loss) per common share(10):
Income from continuing operations	3.43	0.26	(18.85)	(0.22)	1.67
Income (loss) from discontinued operations	5.15	1.44	1.67	1.23	1.09

Net income (loss) attributable to Dean Foods Company	$8.58	$1.70	$(17.18)	$1.01	$2.76

Average common shares(10):
Basic	93,785,611	92,375,378	91,694,110	90,899,653	85,493,443

Diluted	94,796,236	93,065,912	91,694,110	90,899,653	86,929,152

Other data:
Ratio of earnings to fixed charges(11)	2.17x	1.56x	—	0.98x	1.99x
Deficiency in the coverage of earnings to fixed charges(11)	$—	$—	$(2,030,351)	$—	$—
Balance sheet data (at end of period):
Total assets(3)	$2,802,045	$5,697,583	$5,755,167	$7,941,418	$7,844,565
Long-term debt(6)(12)	897,262	2,322,243	3,287,487	3,625,751	3,786,794
Other long-term liabilities	273,314	357,313	402,323	290,234	324,194
Non-controlling interest(13)	—	102,441	4,747	14,543	15,286
Dean Foods Company stockholders’ equity (deficit)(6)	714,315	357,187	(103,398)	1,499,525	1,351,946

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
(3)

Results for 2013 include pre-tax, non-cash impairment charges of $35.5 million related to plant, property and equipment at certain of our production facilities and $7.9 million related to certain finite and indefinite-lived intangible assets. Results for 2011 include a pre-tax, non-cash goodwill impairment of $2.1 billion. See Note 7 and Note 17 to our Consolidated Financial Statements for further information regarding our impairment charges.

(4)

Results for 2012 include a $58 million pre-tax gain on the sale of our interest in Consolidated Container Company. See Note 4 to our Consolidated Financial Statements. Results for 2011 include a net pre-tax gain of $13.8 million related to the divestitures discussed in Note 3 to our Consolidated Financial Statements.

(5)

Results for 2013 include a charge of $6.8 million related to the write-off of deferred financing costs as a result of the termination of our prior senior secured credit facility and the repayment of all related indebtedness. Results for 2012 include a charge of $3.5 million for the write-off of deferred financing costs as a result of the early retirement of our then-outstanding 2014 Tranche A and Tranche B term loan borrowings. Results for 2010 include charges totaling $12.3 million in financing costs associated with the amendments of our senior secured credit facility on June 30, 2010 and December 9, 2010. See Note 10 to the Consolidated Financial Statements for additional information regarding our debt repayments.

(6)

In connection with the WhiteWave spin-off, which was completed on May 23, 2013, we recorded a $617.1 million reduction to additional paid-in capital. The distribution was recorded through additional paid-in capital rather than through retained earnings, as we were in an accumulated deficit position at the time of the WhiteWave spin-off. See Note 2 to our Consolidated Financial Statements for further information regarding the WhiteWave spin-off.

Additionally, in May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.7 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

(7)

During the fourth quarter of 2013, we successfully completed a cash tender offer for $400 million aggregate principal amount of our Senior Notes due 2018 and our Senior Notes due 2016. We purchased $376.2 million of the Senior Notes due 2018, for a call premium of approximately $54 million and $23.8 million of the Senior Notes due 2016 for a premium of approximately $3 million. As a result of the tender offer, we recorded a $63.3 million pre-tax loss on early extinguishment of debt ($38.7 million, net of tax) in the fourth quarter of 2013, which consisted of debt tender premiums of $57.2 million, a write-off of unamortized debt issue costs of $5.5 million, and other direct costs associated with the tender offer of $0.6 million.

(8)

We retained 34.4 million shares of Class A common stock of WhiteWave following the completion of the WhiteWave spin-off on May 23, 2013. In July 2013, we disposed of our remaining investment in WhiteWave common stock through the debt-for-equity exchange described more fully in Note 2 to our Consolidated Financial Statements. As a result of the disposition, we recorded a tax-free gain in continuing operations of $415.8 million in the third quarter of 2013, which represents the excess of the value of the exchanged shares of WhiteWave Class A common stock over our cost basis in such shares.

(9)

Income from discontinued operations for each of the five years shown in the table above includes the operating results and certain other directly attributable expenses, including interest expense, related to our former Morningstar division, which was sold on January 3, 2013 and our former WhiteWave segment, the spin-off of which was completed on May 23, 2013. See Note 3 to our Consolidated Financial Statements for further information regarding our discontinued operations.

(10)

Basic and diluted earnings (loss) per common share and average basic and diluted shares outstanding for the years ended December 31, 2012, 2011, 2010 and 2009 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

(11)

The 2011 computation resulted in a deficiency in the coverage of earnings to fixed charges of $2.0 billion, due in large part to the goodwill impairment charge related to our Fresh Dairy Direct reporting unit. For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income (loss) before income taxes plus fixed charges. “Fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(12)	Includes the current portion of long-term debt.
(13)

Upon completion of the WhiteWave IPO on October 31, 2012, we owned an 86.7% economic interest in WhiteWave. The sale was accounted for as an equity transaction in accordance with ASC 810 and no gain or loss was recognized as we retained the controlling financial interest. The WhiteWave IPO increased our equity attributable to non-controlling interest by $98.1 million in 2012 which represented the carrying value of the non-controlling interest. Upon completion of the WhiteWave spin-off, we ceased to own a controlling financial interest in WhiteWave, and WhiteWave’s results of operations were reclassified as discontinued operations for all periods presented herein. See Note 2 to our Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a leading food and beverage company and the largest processor and direct-to-store distributor of fluid milk and other fluid dairy products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. As we continue to evaluate and seek to maximize the value of our national operational network, our leading brands and product offerings, we have aligned our leadership team, operating strategy, and supply chain initiatives into a single operating and reportable segment, which operations comprise the core dairy business historically referred to as Fresh Dairy Direct as well as the corporate activities previously reported in “Corporate and Other” as described more fully in the “Matters Affecting Comparability” section below.

On December 2, 2012, we entered into an agreement to sell our Morningstar division, which at the time was a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. We completed the sale of these operations on January 3, 2013. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations in our Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2012.

Additionally, as a result of the completion of the WhiteWave spin-off on May 23, 2013, we have reclassified WhiteWave’s operating results as discontinued operations for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2012. All intersegment sales between WhiteWave and us, previously recorded as intersegment sales and eliminated in consolidation prior to the WhiteWave spin-off, are now reflected as third-party sales that, along with their related costs, are no longer eliminated in consolidation. See Notes 2 and 3 to our Consolidated Financial Statements, respectively, for further information regarding the WhiteWave spin-off and our discontinued operations.

Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

Our Reportable Segments

We have aligned our leadership team, operating strategy, and sales, logistics and supply chain initiatives into a single operating and reportable segment, which operations comprise the core dairy business historically referred to as Fresh Dairy Direct as well as the corporate activities previously reported in “Corporate and Other,” which is described below.

We manufacture, market and distribute a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, juices and teas to retailers, foodservice outlets, distributors, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $9.0 billion in 2013. Due to the perishable nature of our products, we deliver the majority of our products directly to customer locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated DSD systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.

We have several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitors’ products. In some cases we pay fees to customers for shelf-space. Competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

The fluid milk category enjoys a number of attractive attributes. Specifically, fluid milk is a nutritious and healthy product that is found in over 90% of U.S. homes. As a result, fluid milk is a very large category, with more than $20 billion of annual sales. This category’s size and pervasiveness, plus the limited shelf life of the product, make it an important category for retailers and consumers, as well as a large long-term opportunity for the best positioned dairy processors. However, the dairy industry is not without some well documented challenges. It is a mature industry that has traditionally been characterized by slow to flat growth and low profit margins. According to the USDA, per capita consumption of fluid milk continues to decline. Due in part to the current economic climate, which continues to be challenging for broad segments of the population, and historically high retail prices, the fluid milk category has posted declining volumes over the last several years.

As a result of the decline in conventional raw milk prices during the first half of 2012, retailers began to restore the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages. Although we are currently in a period of significantly higher milk prices, the margin over milk remains consistent with year-ago levels. The average price gaps between our brands and private label in the fourth quarter of 2013 were consistent with the third quarter of 2013 but are slightly below year-ago levels. We are dedicated to our fundamentals of volume performance, cost reduction and pricing effectiveness; however, the fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in the loss of a portion of that customer’s business. The impact of this loss began to be reflected in the second quarter of 2013, and the transition of these volumes is now complete. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. As a result of the lost volumes associated with the RFP, coupled with another customer’s decision to vertically integrate late last year, our fluid milk volumes have declined approximately 7% during 2013, and we continue to expect our volumes to underperform the broader industry through the first half of 2014 due to the ongoing year-over-year impact of these lost volumes. While we currently expect to experience flat to low single digit declines in our full-year fluid milk volume performance in 2014, given new business wins, we believe our volume performance will outpace that of the industry on a full-year basis. Additionally, the 2009 American Recovery and Reinvestment Act contained a provision that temporarily expanded the amount of benefits offered under the federal government’s Supplemental Nutrition Assistance Program (“SNAP”) in an effort to help those affected by the recession. This provision expired effective November 1, 2013. As a meaningful portion of SNAP benefits are spent in the dairy category, we remain cautious about the impact that the reduction in these benefits could have on consumer spending in the dairy category going forward.

We have accelerated our ongoing cost reduction efforts to help offset the volume deleverage associated with the lost business and the impact of the historically high dairy commodity environment. Despite our recent volume challenges, we have started to see a modest improvement in our share of the fluid milk category as a result of our recent customer wins, and we continue to see strength in the small format channel. In 2014, we will continue to emphasize price realization, volume performance, cost productivity and efficiency, and sound decision-making based on timely, reliable and actionable information in an effort to improve gross margin per gallon and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain committed to sustaining strong positive cash flow and generating shareholder value. Additionally, we continue to seek out opportunities for innovation in our business, including through the growth of our TruMoo portfolio, which we expect to invest in and expand through seasonal promotions and flavors, the regional launch of TruMoo Protein, and the recent national launch of TruMoo in shelf-stable packaging.

Recent Developments

See “Part I — Item 1. Business — Developments Since January 1, 2013” for further information regarding recent developments that have impacted our financial condition and results of operations.

Matters Affecting Comparability

Our discussion of our financial condition and results of operations for the years ended December 31, 2013, 2012 and 2011 will be affected by the matters summarized below.

On May 23, 2013, we completed the WhiteWave spin-off. As a result, WhiteWave operating results are presented as discontinued operations and all intersegment sales between WhiteWave and us, previously recorded as intersegment sales and eliminated in consolidation prior to the WhiteWave spin-off, are now third-party sales that, along with their related costs, are no longer eliminated in consolidation. Our former reportable segments have not historically included an allocation of the expense related to share-based compensation or the costs related to previously shared services such as audit services, corporate development, human resources, strategy, tax or treasury. However, beginning in the first quarter of 2013, we combined the results of our business operations and the corporate items previously categorized as “Corporate and Other” into a single reportable segment, as all of our corporate activities now directly support our ongoing dairy business. This change reflects the manner in which our Chief Executive Officer determines strategy and investment plans for our business given the changes to our operating structure as a result of the WhiteWave spin-off and the Morningstar sale. All operating results herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales and operating income. Additionally, the divestiture of our Mountain High and private label yogurt operations during 2011 impacts the results of operations discussion below. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

	Year Ended December 31
	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$9,016.3	100.0%	$9,274.7	100.0%	$9,715.7	100.0%
Cost of sales	7,161.7	79.4	7,179.4	77.4	7,618.3	78.4

Gross profit(1)	1,854.6	20.6	2,095.3	22.6	2,097.4	21.6
Operating costs and expenses:
Selling and distribution	1,337.7	14.8	1,419.5	15.3	1,456.0	15.0
General and administrative	310.5	3.5	413.0	4.5	473.8	4.9
Amortization of intangibles	3.7	—	3.8	—	5.0	0.0
Facility closing and reorganization costs	27.0	0.3	55.8	0.6	45.7	0.5
Litigation settlement	(1.0)	—	—	—	131.3	1.3
Impairment of goodwill and other long-lived assets	43.4	0.5	—	—	2,075.8	21.4
Other operating (income) loss	2.5	—	(57.5)	(0.6)	(13.8)	(0.1)

Total operating costs and expenses	1,723.8	19.1	1,834.6	19.8	4,173.8	43.0

Operating income (loss)	$130.8	1.5%	$260.7	2.8%	$(2,076.5)	(21.4%)

(1)

As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales — The change in net sales was due to the following:

Year Ended December 31, 2013 vs. 2012
(In millions)
Volume	$(554.5)
Pricing and product mix changes	296.1

Total decrease	$(258.4)

Net sales — Net sales decreased $258.4 million, or 2.8%, during 2013 versus 2012 primarily due to a decrease in fluid milk volumes, which accounted for approximately 73% of our total sales volume. These volume declines were due primarily to the loss of a portion of private label fluid milk business from a significant customer and another customer’s decision to vertically integrate late last year, combined with general category weakness. These volume decreases were partially offset by increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during 2013, the Class I price was approximately 8% above prior-year levels.

We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2013 compared to 2012:

	Year Ended December 31*
	2013	2012	% Change
Class I mover(1)	$18.84	$17.46	7.9%
Class I raw skim milk mover(1)(2)	13.50	11.82	14.2
Class I butterfat mover(2)(3)	1.66	1.73	(4.0)
Class II raw skim milk minimum(1)(4)	14.07	10.97	28.3
Class II butterfat minimum(3)(4)	1.67	1.73	(3.5)

*

The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus producer premiums and a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased by 0.2% during the year ended December 31, 2013 in comparison to the year ended December 31, 2012. The modest decrease in cost of sales year over year was primarily attributable to the lost volumes discussed above, which were largely offset by higher raw milk costs as discussed above.

Gross Profit — Gross profit percentage decreased to 20.6% in 2013 as compared to 22.6% in 2012, as the lost volumes discussed above transitioned out of our network at a pace ahead of our ability to remove fixed costs. With the full impact of the lost volumes and the associated accelerated facility closure activity realized during the back half of the year, production cost declines lagged the decline in volumes, resulting in higher per-unit costs and lower overall gross profit. We believe these increased per-unit production costs are temporary and will stabilize as we move past this period of accelerated plant closure activity.

Operating Costs and Expenses — Our operating expenses decreased $110.8 million, or 6.0%, during the year ended December 31, 2013 in comparison to the year ended December 31, 2012. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $81.8 million primarily due to decreased fuel and freight costs, which were driven by lower volume; lower personnel-related costs, including share-based and incentive compensation, as a result of headcount reductions and operational performance that was below our targets; lower repairs and maintenance expenses; and other cost savings initiatives. In the near term, though our accelerated facility closure activity drives production efficiencies, our distribution costs are negatively impacted by increased miles driven as products are shipped back into the areas surrounding the closed facilities. We expect to realize the full incremental cost savings in distribution expense once the transition of volumes associated with our accelerated cost reduction efforts is complete.

•

General and administrative costs decreased by $102.5 million primarily due to lower personnel-related costs, including share-based and incentive compensation, as a result of headcount reductions during the first half of 2013 as well as operational performance that was below our targets.

•	Facility closing and reorganization costs decreased $28.8 million. See Note 17 to our Consolidated Financial Statements.

•	Impairment of long-lived assets increased $43.4 million. See Note 17 to our Consolidated Financial Statements.

•

Other operating income decreased by $60.0 million, which is primarily attributable to the $58.0 million gain recorded on the sale of our interest in Consolidated Container Company (“CCC”) during 2012 in comparison to other expense of $2.5 million recorded during 2013.

Other (Income) Expense — Significant changes to other (income) expense during the year ended December 31, 2013 as compared to the year ended December 31, 2012 include the following:

•

Excluding the $63.4 million of non-cash interest expense related to $650 million notional amount of interest rate swaps that we novated to WhiteWave in October 2012 and the $28.1 million charge recorded as a result of the January 3, 2013 termination of $1 billion notional amount of interest rate swaps, both of which are described more fully in Note 11 to our Consolidated Financial Statements, interest expense decreased by $41.5 million in 2013 from $150.6 million reported in 2012. This decrease is primarily due to significantly lower average debt balances as a result of the repayments of our prior credit facility with proceeds from the Morningstar sale and the WhiteWave IPO. We expect to see meaningful reductions in interest expense going forward as a result of the tender offer for $400 million aggregate principal amount of our Senior Notes due 2018 and 2016 completed during the fourth quarter of 2013. See Note 10 to our Consolidated Financial Statements for further information regarding our debt repayments and the tender offer.

•

As described more fully in Note 2 to our Consolidated Financial Statements, during the year ended December 31, 2013, we recorded a one-time, tax-free gain of $415.8 million related to the disposition of our investment in WhiteWave common stock, which was completed on July 25, 2013.

Income Taxes — Income tax benefit was recorded at an effective rate of 14.9% for 2013 compared to a 78.7% effective tax expense rate in 2012. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. Additionally, our effective tax rates were impacted by the tax-free gain on the disposition of our investment in WhiteWave common stock in 2013 as described above and in Note 2 to our Consolidated Financial Statements and by the sale of our interest in CCC in 2012 as described above and in Note 4 to our Consolidated Financial Statements. Excluding these items, our effective tax benefit rate for the year ended December 31, 2013 was 31.9% and our effective tax expense rate for the year ended December 31, 2012 was 39.5%.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales — The change in net sales was due to the following:

Year Ended December 31, 2012 vs. 2011
(In millions)
Volume	$(160.9)
Pricing and product mix changes	(280.1)

Total decrease	$(441.0)

Net sales decreased $441.0 million, or 4.5%, during 2012 compared to the prior year, primarily due to lower pricing as a result of lower dairy commodity costs as well as a decrease in our fresh milk volumes which account for approximately 78% of total volume. Additionally, we experienced volume declines in our cultured dairy and ice cream products as well as volume declines as a result of our 2011 divestiture of our Waukesha fluid milk operations.

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

*

The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus producer premiums and a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $438.9 million, or 5.8%, in 2012 compared to 2011 primarily due to lower dairy commodity costs, as well as lower fresh milk sales volumes.

Gross Profit — Our gross profit percentage increased to 22.6% in 2012 from 21.6% in 2011. Gross profit trended upward due to effective price realization.

Operating Costs and Expenses — Excluding the $2.1 billion non-cash, pre-tax goodwill impairment charge recorded during 2011 (see Note 7 to our Consolidated Financial Statements), our operating expenses decreased $263.4 million, or 12.6%, during 2012 as compared to 2011. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $36.5 million, driven by increased fuel costs, partially offset by decreased freight costs and lower personnel costs.

•

General and administrative costs decreased $60.8 million, driven by cost savings initiatives and headcount reductions in the first quarter of 2012, partially offset by higher incentive based compensation.

•

Net facility closing and reorganization costs increased $10.1 million. See Note 17 to our Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•	We recorded a charge of $131.3 million in the second quarter of 2011 related to a settlement of the Tennessee dairy farmer actions.

•

We recorded other operating income as a result of a net pre-tax gain on the sale of our interest in CCC in July 2012. See Note 4 to our Consolidated Financial Statements for further information regarding this divestiture.

Other (Income) Expense — Interest expense decreased $26.7 million during the year ended December 31, 2012 in comparison to the year ended December 31, 2011, primarily due to lower overall average debt balances, as well as the expiration of $1.25 billion notional amount of fixed interest rate swaps at the end of March 2012.

Income Taxes — Income tax expense was recorded at an effective rate of 78.7% for 2012 compared to a 23.3% effective tax benefit rate in 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2012, our effective tax rate increased disproportionately due to tax expense on the sale of our interest in CCC. Excluding the impact of the CCC sale, our 2012 effective tax rate was 39.5%. In 2011, our tax benefit rate was decreased by nondeductible goodwill related to the impairment charge. Excluding the impact of the goodwill impairment, our 2011 effective tax benefit rate was 31.6%.

Liquidity and Capital Resources

Overview

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

As of December 31, 2013, $11.4 million of our total cash on hand of $16.8 million was attributable to our foreign operations. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in that foreign jurisdiction and it therefore would not be available for immediate use; however, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements in the next twelve months.

At December 31, 2013, we had $897.3 million of outstanding debt obligations. We had total cash on hand of $16.8 million and an additional $800 million of combined available future borrowing capacity under our senior secured credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Strategic Activities Impacting Liquidity in 2013

Full Repayment of Outstanding Indebtedness Under Prior Credit Facility — On January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds for the full repayment of $480 million of 2016 Tranche B term loan borrowings, $547 million of 2017 Tranche B term loan borrowings and $265 million of revolver borrowings that were outstanding under the prior credit facility as of December 31, 2012.

Termination of Prior Amended & Restated Senior Secured Credit Facility — As described more fully below under “New Senior Secured Credit Facility (Executed July 2, 2013),” on July 2, 2013, we terminated our prior senior secured credit facility, which we refer to as our prior credit facility, and executed a new senior secured credit facility, which provides for a five-year revolving credit facility in the amount of up to $750 million. The new agreement also permits us to request an increase of the aggregate commitment under the credit facility by up to $500 million through the issuance of incremental term loans or increased revolver commitments. Additionally, on July 2, 2013 we amended the agreement governing our receivables-backed facility to implement certain modifications in connection with the new senior secured credit facility. We were in compliance with all covenants under the prior credit facility through the date of termination. As a result of the termination of the prior credit facility and the extinguishment of the related debt, we wrote off $5.4 million in previously deferred financing costs associated with the prior credit facility during the third quarter of 2013.

Debt-for-Equity Exchange Transaction and Related Short-Term Credit Facility — As discussed in Note 2 to our Consolidated Financial Statements, on July 11, 2013, in connection with the anticipated monetization of our remaining shares of WhiteWave’s Class A common stock, we entered into a loan agreement with certain lenders, pursuant to which we were provided with two term loans in an aggregate principal amount of $626.75 million, consisting of a $545 million term loan required to be repaid no later than August 12, 2013 and an $81.75 million term loan required to be repaid no later than September 9, 2013. We used the proceeds from the credit facility for general corporate purposes. Loans outstanding under the short-term credit facility bore interest at LIBOR plus a margin of 2.50%. We were permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than any applicable LIBOR breakage costs).

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

As disclosed in Note 2 to our Consolidated Financial Statements, on July 25, 2013, we announced the closing of a secondary public offering of approximately 34.4 million shares of Class A common stock of WhiteWave owned by us at a public offering price of $17.75 per share. Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock in partial satisfaction of the two term loans, which loans were held by two of the underwriters in the offering. The debt-for-equity exchange resulted in total cash proceeds to us, net of underwriting fees, of $589.2 million. Following the closing of the offering, we repaid the non-exchanged balance of the two term loans and terminated the loan agreement.

Return of Capital Strategies — As described more fully above, on November 12, 2013, we announced that our Board of Directors has adopted a cash dividend policy. Pursuant to the policy, we expect to pay quarterly dividends beginning in the first quarter of 2014 with an initial quarterly dividend of $0.07 per share ($0.28 per share annually).

Additionally, since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses, of which $218.7 million was available for repurchases under this program as of December 31, 2012 (excluding fees and commissions). On November 7, 2013, our Board of Directors approved an increase in our total share repurchase authorization to approximately $2.38 billion, resulting in remaining availability for repurchases of approximately $300 million as of December 31, 2013. We made no share repurchases during 2013. Management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.

Completion of $400 Million Cash Tender Offer for Outstanding Dean Foods Senior Notes — In November 2013, we completed a cash tender offer for $400 million combined aggregate principal amount of our Senior Notes due 2018 and Senior Notes due 2016. Priority was given to the Senior Notes due 2018. As a result of the tender offer, we accepted for purchase $376.2 million aggregate principal amount of the Senior Notes due 2018, which included a premium of approximately $54 million, and $23.8 million aggregate principal amount of the Senior Notes due 2016, which included a premium of approximately $3 million. The tender offer was financed with cash on hand and borrowings under our senior secured credit facility. We recorded a $63.3 million pre-tax loss on early extinguishment of debt ($38.7 million, net of tax) in the fourth quarter of 2013, which consisted of debt tender premiums of $57.2 million, a write-off of unamortized debt issue costs of $5.5 million, and other direct costs associated with the tender offer of $0.6 million. The loss was recorded in the loss on early retirement of debt line in our Consolidated Statements of Operations. We expect this transaction to result in reduced interest expense beginning in 2014.

Historical Cash Flow

The Consolidated Statements of Cash Flows include amounts related to discontinued operations, which are primarily related to net proceeds of approximately $1.4 billion received from the sale of our Morningstar division, completed on January 3, 2013 and the spin-off of WhiteWave, completed on May 23, 2013, both of which have been reclassified as discontinued operations for all periods presented. See Note 3 to our Consolidated Financial Statements for additional information regarding our discontinued operations.

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31
	2013	2012	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$(330,727)	$204,879	$(535,606)
Investing activities	(165,223)	(50,074)	(115,149)
Financing activities	(877,942)	(1,400,465)	522,523
Discontinued operations	1,365,996	1,251,437	114,559
Effect of exchange rate changes on cash and cash equivalents	1	733	(732)

Net increase (decrease) in cash and cash equivalents	$(7,895)	$6,510	$(14,405)

Operating Activities

Net cash used in operating activities was $330.8 million for the year ended December 31, 2013 compared to net cash provided by operating activities of $204.9 million for the year ended December 31, 2012. The change is partially attributable to lower income from continuing operations versus the prior year period. Additionally, cash flow from continuing operations was significantly impacted by payments of approximately $418 million related to our cash tax obligation on the sale of Morningstar and payments of approximately $21 million related to certain tax obligations which were recognized upon completion of the WhiteWave spin-off, as well as a decrease in accounts payable and accrued expenses driven by the payment of our 2012 incentive plans. The decrease in operating cash flows during 2013 was also impacted by the $28 million cash termination of our remaining interest rate hedges in January 2013, which is described more fully in Note 11 to our Consolidated Financial Statements. These decreases were partially offset by litigation payments of $19.1 million during 2013 in comparison to litigation payments of $61.3 million during 2012.

Investing Activities

Net cash used in investing activities increased by $115.1 million during the year ended December 31, 2013 in comparison to the year ended December 31, 2012. Cash flows from investing activities during 2012 were positively impacted by proceeds from the sale of CCC of $58.0 million and proceeds from insurance and other recoveries of $3.1 million. Additionally, capital expenditures were $51.3 million higher during 2013 in comparison to 2012. Elevated capital spending levels in 2013 were primarily in support of our accelerated network optimization and cost reduction activities.

Financing Activities

Net cash used in financing activities decreased $522.5 million in the year ended December 31, 2013 in comparison to the year-ago period, driven by net debt repayments of $839.9 million in 2013 utilizing proceeds received from the sale of our Morningstar division and the disposition of our remaining investment in WhiteWave common stock, partially offset by $57.2 million of premiums paid in connection with the $400 million cash tender offer described more fully above. Net debt repayments were $1.4 billion in 2012, driven by proceeds received related to the WhiteWave IPO. Additionally, cash flows from financing activities during the year ended December 31, 2013 included payments of $6.2 million of deferred financing costs in connection with the execution of the new senior secured credit facility. See Note 10 to our Consolidated Financial Statements for further information regarding our debt repayments and senior secured credit facility.

Current Debt Obligations

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

Loans outstanding under the new senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.25% (which is currently 1.75%) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.25% (which is currently 0.75%) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.

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

The credit agreement governing the new senior secured credit facility contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. There are no restrictions on the payment of dividends when our leverage ratio is below 3.25 times on a pro forma basis. The credit agreement also contains customary events of default and related cure provisions.

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

Our leverage ratio at December 31, 2013 was 2.24 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our new credit agreement and the purchase agreement governing our receivables-backed facility, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the credit agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.

Our interest coverage ratio at December 31, 2013 was 4.41 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our new credit agreement and the purchase agreement governing our receivables-backed facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.

We incurred approximately $6 million of fees in connection with the execution of the new senior secured credit facility, which we capitalized during the third quarter of 2013 and will be amortized to interest expense over the five-year term of the facility.

At December 31, 2013, there were outstanding borrowings of $50.3 million under the senior secured revolving credit facility, excluding letters of credit in the aggregate amount of $0.8 million that were issued but undrawn. At December 31, 2013, there was $699 million available under the senior secured credit facility, subject to compliance with the covenants in our credit agreements. Availability under the senior secured credit facility is calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit.

At December 31, 2013, there were outstanding borrowings of $50.3 million under our new senior secured credit facility (compared to $1.3 billion at December 31, 2012 under the prior credit facility), which was comprised entirely of revolver borrowings. The decrease of $1.3 billion in our senior secured credit facility outstanding borrowings was due to the full repayment of the then-outstanding $480 million aggregate principal amount of our 2016 Tranche B term loan borrowings, the then-outstanding $547 million aggregate principal amount of our 2017 Tranche B term loan borrowings, and $265 million in revolver borrowings outstanding at December 31, 2012 with the proceeds from the Morningstar sale. See Note 3 to our Consolidated Financial Statements for further information regarding the Morningstar divestiture. At December 31, 2013, letters of credit in the aggregate amount of $0.8 million were issued under the revolving credit facility but undrawn. Our average daily balance under this facility during 2013 was $15.5 million.

As of February 13, 2014, there were outstanding borrowings of $65.2 million under our senior secured revolving credit facility.

Dean Foods Receivables-Backed Facility — In addition to our senior secured credit facility, we also have a $550 million receivables-backed facility under which current availability is subject to a monthly borrowing base formula. This facility is available for the issuance of letters of credit of up to $300 million. In connection with the WhiteWave IPO described in Note 2 to our Consolidated Financial Statements, effective September 1, 2012, WWF Opco and its subsidiaries were no longer participants in the Dean Foods receivables securitization program. Additionally, our former Morningstar division and its subsidiaries ceased participation in the Dean Foods receivables securitization program effective November 1, 2012.

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

Based on the monthly borrowing base formula, we had the ability to borrow up to the full $550 million commitment amount under the receivables-backed facility as of December 31, 2013. $213.0 million was outstanding under the receivables-backed facility at December 31, 2013, excluding letters of credit in the aggregate amount of $236.2 million that were issued under the facility but undrawn, resulting in remaining available borrowing capacity of $100.8 million at December 31, 2013. Our average daily balance under this facility during the year ended December 31, 2013 was $21.0 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin.

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

As of February 13, 2014, we had outstanding borrowings of $120.0 million under the receivables-backed facility, excluding letters of credit in the aggregate amount of $235.4 million that were issued but undrawn.

We are currently in compliance with all covenants under our credit agreements, and we expect to maintain such compliance for the foreseeable future.

Senior Notes — Other indebtedness outstanding at December 31, 2013 included $476 million aggregate principal amount outstanding under our Senior Notes due 2016, $24 million aggregate principal amount outstanding under our Senior Notes due 2018 and $142 million aggregate principal amount outstanding under Legacy Dean’s Senior Notes due 2017. In November 2013, we completed a cash tender offer for $400 million combined aggregate principal amount of our Senior Notes due 2018 and Senior Notes due 2016. Priority was given to the Senior Notes due 2018. As a result of the tender offer, we accepted for purchase $376.2 million aggregate principal amount of the Senior Notes due 2018, which included a premium of approximately $54 million, and $23.8 million aggregate principal amount of the Senior Notes due 2016, which included a premium of approximately $3 million. The tender offer was financed with cash on hand and borrowings under our senior secured credit facility. We recorded a $63.3 million pre-tax loss on early extinguishment of debt ($38.7 million, net of tax) in the fourth quarter of 2013, which consisted of debt tender premiums of $57.2 million, a write-off of unamortized debt issue costs of $5.5 million, and other direct costs associated with the tender offer of $0.6 million. The loss was recorded in the loss on early retirement of debt line in our Consolidated Statements of Operations. We expect this transaction to result in reduced interest expense beginning in 2014.

Contractual Obligations and Other Long-Term Liabilities

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease and other contractual obligations at December 31, 2013.

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Senior secured credit facility	$50.3	$—	$—	$—	$—	$50.3	$—
Receivables-backed facility	213.0	—	213.0	—	—	—	—
Dean Foods Company senior notes(1)	500.0	—	—	476.2	—	23.8	—
Subsidiary senior notes(1)	142.0	—	—	—	142.0	—	—
Purchase obligations(2)	227.0	168.4	58.6	—	—	—	—
Operating leases(3)	240.2	77.6	58.7	35.6	27.0	21.9	19.4
Capital leases (4)	1.8	0.7	0.7	0.4	—	—	—
Interest payments (5)	147.0	53.5	47.8	29.8	13.1	2.8	—
Benefit payments(6)	331.0	20.5	21.0	21.1	21.7	22.4	224.3
Litigation settlement(7)	57.3	19.1	19.1	19.1	—	—	—

Total(8)	$1,909.6	$339.8	$418.9	$582.2	$203.8	$121.2	$243.7

(1)	Represents face amount.
(2)

Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including diesel fuel, sugar and cocoa powder. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients.

(3)

Represents future minimum lease payments under non-cancelable operating leases related to our distribution fleet, corporate offices and certain of our manufacturing and distribution facilities. See Note 19 to our Consolidated Financial Statements for more detail about our lease obligations.

(4)

Represents future payments under capital leases related to certain of our manufacturing and distribution facilities. See Note 19 to our Consolidated Financial Statements for more detail about our lease obligations.

(5)

Includes fixed rate interest obligations and interest on variable rate debt based on the rates in effect at December 31, 2013. Interest that may be due in the future on variable rate borrowings under the senior secured credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

(6)

Represents expected future benefit obligations of $293.9 million and $37.2 million related to our company-sponsored pension plans and postretirement healthcare plans, respectively. In addition to our company-sponsored plans, we participate in certain multiemployer defined benefit plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $29.1 million, $27.0 million and $24.6 million during the years ended December 31, 2013, 2012 and 2011, respectively; however, the future cost of the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Because the amount of future contributions we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 15 to our Consolidated Financial Statements.

(7)	Represents future payments pursuant to an approved agreement to settle all claims in the previously disclosed Tennessee dairy farmer actions.
(8)	The table above excludes our liability for uncertain tax positions of $40.5 million because the timing of any related cash payments cannot be reasonably estimated.

Pension and Other Postretirement Benefit Obligations

We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. In 2013 and 2012, we made contributions of $11.5 million and $16.9 million, respectively, to our defined benefit pension plans.

Our pension plan assets are primarily comprised of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In accordance with Accounting Standards related to “Employers’ Accounting for Pensions,” changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2013 and 2012, we recorded non-cash pension expense of $10.4 million and $13.0 million, respectively, all of which was attributable to periodic expense.

Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate for our pension plan obligations was increased from 3.7% at December 31, 2012 to 4.9% at December 31, 2013. We expect that our net periodic benefit cost in 2014 will be meaningfully lower than in 2013, primarily due to better than expected asset performance (which will increase the expected return on assets component of net periodic benefit cost) and a decrease in the service and amortization cost components of net periodic benefit cost resulting from the increase in discount rate.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. In July 2009, the Investment Committee adopted a new long-term investment policy for the master trust that targets investments in equity securities at 59% of the portfolio, fixed income at 37%, cash equivalents at 3% and other investments of 1%. At December 31, 2013, our master trust was invested as follows: investments in equity securities were at 62%; investments in fixed income were at 36%; cash equivalents were at 2% and other investments were less than 1%. We believe the allocation of our master trust investments as of December 31, 2013 is generally consistent with the targets set forth by the Investment Committee.

Additionally, in recognition of the changing liability characteristics of our defined benefit plans, we are adopting a de-risking strategy in 2014, which is intended to dynamically decrease each plan’s allocation to equities and shift to less volatile fixed income assets as the funded status in each plan improves. We anticipate this process will occur over several years and will be dependent upon market conditions and plan characteristics. We expect that the higher fixed income allocation will better match the changing liability characteristics of our plans.

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

Future Capital Requirements

During 2014, we intend to invest a total of approximately $150 million to $175 million in capital expenditures, primarily for our existing manufacturing facilities and distribution capabilities as we continue to right-size our production network and increase asset efficiency. Inclusive of the impact of interest savings related to the bond tender offer completed in November 2013, we expect cash interest to be approximately $55 million to $57 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $6 million and imputed interest of approximately $1 million related to the Tennessee dairy farmer litigation settlement reached in 2012.

At December 31, 2013, $100.8 million was available under the receivables-backed facility, with $698.9 million also available under the senior secured revolving credit facility, subject to compliance with the covenants in our credit agreements. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements and other adjustments as described in our amended and restated receivables purchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and outstanding letters of credit. At February 13, 2014, approximately $836 million, subject to compliance with the covenants in our credit agreements, was available to finance working capital and other general corporate purposes under our credit facilities.

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

Prices for conventional raw milk, our primary ingredient, increased during the back half of 2013 and, on average, were approximately 8% higher during 2013 as compared to 2012. The average Class I price during the fourth quarter of 2013 was 5% higher than the third quarter of 2013 but decreased 2% from the fourth quarter of 2012. Prices have continued to rise during the early part of 2014 and, as of February, are 8% higher than December 2013 prices. Strong global demand for whole milk powder, particularly in the Chinese market, remains a key driver of the elevated global milk prices we experienced during the back half of 2013, and we expect this trend to persist through at least the first half of 2014, with prices that could exceed the highest six-month period average ever previously achieved. While we remain watchful of global supply and demand dynamics, as we look ahead to 2014, assuming normal weather patterns, we believe solid global supply growth will ultimately lead to declining raw milk prices in the second half of 2014. Although our pricing mechanics do provide some relief and we continue to aggressively pursue effective price realization to keep pace, this period of inflated milk prices could have an adverse impact our sales volumes, gross margin and overall profitability.

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

Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. We purchase approximately 26 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We expect that our fuel and resin costs will remain elevated into 2014.

Retail and Customer Environment and Fluid Milk Volumes

As a result of the decline in conventional raw milk prices during the first half of 2012, retailers began to restore the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages. Although we are currently in a period of significantly higher milk prices as described more fully above, the margin over milk remains consistent with year-ago levels. The average price gaps between our brands and private label in the fourth quarter of 2013 were consistent with the third quarter but are slightly below year-ago levels. We are dedicated to our fundamentals of volume performance, cost reduction and pricing effectiveness; however, the fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in the loss of a portion of that customer’s business. The impact of this loss began to be reflected in the second quarter of 2013, and the transition of these volumes is now complete. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. As a result of the lost volumes associated with the RFP, coupled with another customer’s decision to vertically integrate late last year, our fluid milk volumes have declined approximately 7% during 2013, and we continue to expect our volumes to underperform the broader industry through the first half of 2014 due to the ongoing year-over-year impact of these lost volumes. While we currently expect to experience flat to low single digit declines in our full-year fluid milk volume performance in 2014, given new business wins, we believe our volume performance will outpace that of the industry on a full-year basis. Additionally, the 2009 American Recovery and Reinvestment Act contained a provision that temporarily expanded the amount of benefits offered under the federal government’s Supplemental Nutrition Assistance Program (“SNAP”) in an effort to help those affected by the recession. This provision expired effective November 1, 2013. As a meaningful portion of SNAP benefits are spent in the dairy category, we remain cautious about the impact that the reduction in these benefits could have on consumer spending in the dairy category going forward.

We have accelerated our ongoing cost reduction efforts to help offset the volume deleverage associated with the lost business and the impact of the historically high dairy commodity environment. Despite our recent volume challenges, we have started to see a solid improvement in our share of the fluid milk category as a result of our recent customer wins, and we continue to see strength beyond the large format channel. In 2014, we will continue to emphasize price realization, volume performance, cost productivity and efficiency, and sound decision-making based on timely, reliable and actionable information in an effort to improve gross margin per gallon and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain committed to sustaining strong positive cash flow and generating shareholder value. Additionally, we continue to seek out opportunities for innovation in our business, including through the growth of our TruMoo portfolio, which we expect to invest in and expand through seasonal promotions and flavors, the regional launch of TruMoo Protein, and the recent national launch of TruMoo in shelf-stable packaging.

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

Our goodwill and intangible assets totaled $332.3 million as of December 31, 2013.

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

Based on the baseline valuation performed in 2011, the fair value of our reporting unit exceeded its carrying value by approximately $512 million or 28.6%. The results of our qualitative assessment conducted in 2013 did not indicate that it was more likely than not that the fair value of our reporting unit was less than its carrying amount.

In the first quarter of 2013, as a result declining volumes and projected future cash flows related to one of our indefinite-lived trademarks, we recorded an impairment charge of $2.9 million to reduce the carrying value of the trademark to its estimated fair value. Additionally, based on the results of the annual impairment testing of our indefinite-lived trademarks completed during the fourth quarter of 2013, we recorded an impairment charge of $1.5 million related to the same trademark.

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

As a result of certain changes to our business, including the loss of a portion of a significant customer’s volume and related plans for consolidating our production network, during the year ended December 31, 2013 we evaluated the impact that we expect these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability.

The results of our analysis indicated impairments of our plant, property and equipment of $35.5 million and impairments related to certain intangible assets of approximately $7.9 million.

Our property, plant and equipment totaled $1.2 billion as of December 31, 2013.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows for purposes of determining whether an asset group needs to be tested for recoverability. The testing of an asset group for recoverability involves assumptions regarding the future cash flows of the asset group (which often includes consideration of a probability weighting of estimated future cash flows), the growth rate of those cash flows, and the remaining useful life over which the asset group is expected to generate cash flows. In the event we determine an asset group is not recoverable, the measurement of an estimated impairment loss involves a number of management judgments, including the selection of an appropriate discount rate, and estimates regarding the cash flows that would ultimately be realized upon liquidation of the asset group.

If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows or the proceeds expected to be realized upon liquidation, we may be exposed to impairment losses that could be material. Additionally, we can provide no assurance that we will not have additional impairment charges in future periods as a result of changes in our operating results or our assumptions.

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

At December 31, 2013 we recorded accrued liabilities related to these retained risks of $146.4 million, including both current and long-term liabilities. We have reduced our property and casualty insurance reserves over the past three years due to a continuous decline in estimated claim costs resulting from ongoing safety and claim management improvements.

Accrued liabilities related to these retained risks are calculated based upon loss development factors, which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external actuaries.

If actual results differ from our assumptions, we could be exposed to material gains or losses. A 10% change in our insurance liabilities could affect net earnings by approximately $12.5 million.

Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. A valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized.

At December 31, 2013 our liability for uncertain tax positions, including accrued interest, was $40.5 million, and our valuation allowance was $8.7 million.

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

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would each result in an increase in our annual pension expense of $0.6 million and $0.7 million, respectively.

A 1% increase in assumed healthcare costs trends would increase the aggregate postretirement medical obligation by approximately $3.8 million.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, including changes in balances by component, significant items reclassified out of accumulated other comprehensive income and the income statement line items impacted by the reclassifications. We adopted this standard effective January 1, 2013. See Note 14 to our Consolidated Financial Statements. Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of unrecognized tax benefits. The update requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to commodity price fluctuations. From time to time we enter into arrangements with other parties to hedge our exposure to these fluctuations.

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

Our open commodity derivative contracts that qualify for hedge accounting had a notional value of $16.1 million as of December 31, 2013. These contracts resulted in net unrealized gains of $0.4 million as of December 31, 2013. At the end of 2013, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity price, would have resulted in an unrealized net loss of $1.3 million. As discussed in Note 11 to our Consolidated Financial Statements, effective January 1, 2014, we have de-designated all open derivative positions that were previously designated as cash flow hedges. We do not expect this change to have a material impact on our results of operations, financial condition or cash flows.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. See Note 11 of our Consolidated Financial Statements for a description of our commodity related hedges.

Item 8.	Consolidated Financial Statements

Our Consolidated Financial Statements for 2013 are included in this report on the following pages.

DEAN FOODS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,762	$24,657
Receivables, net of allowance of $12,083 and $12,522	752,234	775,818
Income tax receivable	15,915	10,492
Inventories	262,858	261,265
Deferred income taxes	60,143	78,861
Prepaid expenses and other current assets	42,786	36,033
Assets of discontinued operations	—	2,793,608

Total current assets	1,150,698	3,980,734
Property, plant and equipment, net	1,216,047	1,248,637
Goodwill	86,841	86,841
Identifiable intangible and other assets, net	312,836	331,513
Deferred income taxes	35,623	49,858

Total	$2,802,045	$5,697,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$761,288	$913,631
Current portion of debt	698	10,535
Current portion of litigation settlements	19,101	20,000
Liabilities of discontinued operations	—	1,466,221

Total current liabilities	781,087	2,410,387
Long-term debt	896,564	2,311,708
Deferred income taxes	100,691	104,835
Other long-term liabilities	273,314	357,313
Long-term litigation settlements	36,074	53,712
Commitments and contingencies (Note 19)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock 94,831,377 and 92,781,767 shares issued and outstanding, with a par value of $0.01 per share (1)	948	928
Additional paid-in capital (1)	791,276	1,376,740
Accumulated deficit	(20,719)	(833,897)
Accumulated other comprehensive loss	(57,190)	(186,584)

Total Dean Foods Company stockholders’ equity	714,315	357,187
Non-controlling interest	—	102,441

Total stockholders’ equity (deficit)	714,315	459,628

Total	$2,802,045	$5,697,583

(1)	Common stock issued and outstanding and Additional paid-in capital at December 31, 2012 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands, except share data)
Net sales	$9,016,321	$9,274,662	$9,715,747
Cost of sales	7,161,734	7,179,403	7,618,313

Gross profit	1,854,587	2,095,259	2,097,434
Operating costs and expenses:
Selling and distribution	1,337,745	1,419,531	1,456,021
General and administrative	310,453	412,957	473,802
Amortization of intangibles	3,669	3,758	4,997
Facility closing and reorganization costs	27,008	55,787	45,688
Litigation settlements	(1,019)	—	131,300
Impairment of goodwill and other long-lived assets	43,441	—	2,075,836
Other operating (income) loss	2,494	(57,459)	(13,785)

Total operating costs and expenses	1,723,791	1,834,574	4,173,859

Operating income (loss)	130,796	260,685	(2,076,425)
Other (income) expense:
Interest expense	200,558	150,589	177,449
Loss on early retirement of long-term debt	63,387	—	—
Gain on disposition of WhiteWave common stock	(415,783)	—	—
Other income, net	(400)	(1,664)	(2,037)

Total other (income) expense	(152,238)	148,925	175,412

Income (loss) from continuing operations before income taxes	283,034	111,760	(2,251,837)
Income tax expense (benefit)	(42,325)	87,945	(523,555)

Income (loss) from continuing operations	325,359	23,815	(1,728,282)
Income from discontinued operations, net of tax	2,803	139,279	132,495
Gain (loss) on sale of discontinued operations, net of tax	491,195	(2,053)	3,616

Net income (loss)	819,357	161,041	(1,592,171)
Net (income) loss attributable to non-controlling interest in discontinued operations	(6,179)	(2,419)	16,550

Net income (loss) attributable to Dean Foods Company	$813,178	$158,622	$(1,575,621)

Average common shares (1):
Basic	93,785,611	92,375,378	91,694,110
Diluted	94,796,236	93,065,912	91,694,110
Basic earnings (loss) per common share (1):
Income (loss) from continuing operations attributable to Dean Foods Company	$3.47	$0.26	$(18.85)
Income from discontinued operations attributable to Dean Foods Company	5.20	1.46	1.67

Net income (loss) attributable to Dean Foods Company	$8.67	$1.72	$(17.18)

Diluted earnings (loss) per common share (1):
Income (loss) from continuing operations attributable to Dean Foods Company	$3.43	$0.26	$(18.85)
Income from discontinued operations attributable to Dean Foods Company	5.15	1.44	1.67

Net income (loss) attributable to Dean Foods Company	$8.58	$1.70	$(17.18)

(1)

Basic and diluted earnings (loss) per common share and average basic and diluted shares outstanding for the years ended December 31, 2012 and 2011 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2013	2012	2011
	(in thousands)
Net income (loss)	$819,357	$161,041	$(1,592,171)
Other comprehensive income (loss):
Cumulative translation adjustment	(10,791)	11,287	(12,738)
Unrealized loss on derivative instruments, net of tax:
Change in fair value of derivative instruments	(81)	(19,793)	(58,797)
Less: reclassification adjustments for losses included in net income	58,784	24,964	35,235
Defined benefit pension and other postretirement benefit plans, net of tax:
Prior service costs arising during the period	—	(193)	(579)
Net (gain) loss arising during the period	37,621	(16,343)	(32,796)
Less: amortization of prior service cost included in net periodic benefit cost	9,452	9,333	16,808
Unrealized gain on available-for-sale securities:
Unrealized gains on available-for-sale securities	415,783	—	—
Less: Reclassifications to income statement related to disposition of available-for-sale securities	(415,783)	—	—

Other comprehensive income (loss)	94,985	9,255	(52,867)

Comprehensive income (loss)	914,342	170,296	(1,645,038)
Comprehensive income (loss) attributable to non-controlling interest	4,795	3,207	(16,550)

Comprehensive income (loss) attributable to Dean Foods Company	$909,547	$167,089	$(1,628,488)

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Dean Foods Company Stockholders					Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2011	91,127,667	$912	$1,062,164	$583,102	$(146,653)	$14,543	$1,514,068
Issuance of common stock, net of tax impact of share-based compensation	745,228	7	(5,850)	—	—	—	(5,843)
Share-based compensation expense	—	—	31,408	—	—	—	31,408
Capital contribution from non-controlling interest	—	—	—	—	—	6,754	6,754
Net loss attributable to non-controlling interest	—	—	—	—	—	(16,550)	(16,550)
Net loss attributable to Dean Foods Company	—	—	—	(1,575,621)	—	—	(1,575,621)
Other comprehensive income (loss) (Note 14):
Change in fair value of derivative instruments, net of tax benefit of $38,527	—	—	—	—	(58,797)	—	(58,797)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $23,156	—	—	—	—	35,235	—	35,235
Cumulative translation adjustment	—	—	—	—	(12,738)	—	(12,738)
Pension liability adjustment, net of tax benefit of $10,694	—	—	—	—	(16,567)	—	(16,567)

Balance, December 31, 2011	91,872,895	$919	$1,087,722	$(992,519)	$(199,520)	$4,747	$(98,651)
Issuance of common stock, net of tax impact of share-based compensation	908,872	9	(233)	—	—	—	(224)
Share-based compensation expense	—	—	24,247	—	—	—	24,247
Sale of former subsidiary shares to non-controlling interest	—	—	265,004	—	4,469	98,067	367,540
Share-based compensation expense for former subsidiary shares	—	—	—	—	—	1,167	1,167
Wind-down of former subsidiary joint venture	—	—	—	—	—	(4,747)	(4,747)
Net income attributable to non-controlling interest	—	—	—	—	—	2,419	2,419
Net income attributable to Dean Foods Company	—	—	—	158,622	—	—	158,622
Other comprehensive income (loss) (Note 14):
Change in fair value of derivative instruments, net of tax benefit of $12,682	—	—	—	—	(19,780)	(13)	(19,793)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $16,239	—	—	—	—	24,964	—	24,964
Cumulative translation adjustment	—	—	—	—	10,354	933	11,287
Pension liability adjustment, net of tax benefit of $4,493	—	—	—	—	(7,071)	(132)	(7,203)

Balance, December 31, 2012	92,781,767	$928	$1,376,740	$(833,897)	$(186,584)	$102,441	$459,628
Issuance of common stock, net of tax impact of share-based compensation	2,049,610	20	19,900	—	—	—	19,920
Share-based compensation expense	—	—	11,718	—	—	—	11,718
Share-based compensation expense for former subsidiary shares	—	—	—	—	—	7,733	7,733
Net income attributable to non-controlling interest	—	—	—	—	—	6,179	6,179
Net income attributable to Dean Foods Company	—	—	—	813,178	—	—	813,178
Other comprehensive income (loss) (Note 14):
Change in fair value of derivative instruments, net of tax benefit of $21	—	—	—	—	(91)	10	(81)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $37,017	—	—	—	—	58,784	—	58,784
Cumulative translation adjustment	—	—	—	—	(9,393)	(1,398)	(10,791)
Pension liability adjustment, net of tax of $29,474	—	—	—	—	47,069	4	47,073
Spin-Off of The WhiteWave Foods Company	—	—	(617,082)	—	33,025	(114,969)	(699,026)

Balance, December 31, 2013	94,831,377	$948	$791,276	$(20,719)	$(57,190)	$—	$714,315

(1)

Common Stock and Additional Paid-In Capital at January 1, 2011, December 31, 2011 and December 31, 2012 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$819,357	$161,041	$(1,592,171)
Income from discontinued operations	(2,803)	(139,279)	(132,495)
(Gain) loss on sale of discontinued operations	(491,195)	2,053	(3,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	173,829	186,748	190,141
Share-based compensation expense	19,289	29,091	30,422
(Gain) loss on divestitures and other, net	(705)	(30,449)	14,796
Write-off of financing costs	6,791	3,519	—
Impairment of goodwill and other long-lived assets	43,441	—	2,075,836
Loss on early retirement of debt	63,387	—	—
Gain on disposition of WhiteWave common stock	(415,783)	—	—
Recognition of accumulated losses from de-designated cash flow hedges	63,454	—	—
Deferred income taxes	10,765	22,429	(490,853)
Other, net	1,557	8,015	1,672
Changes in operating assets and liabilities:
Receivables, net	22,192	(7,714)	(48,870)
Inventories	(657)	(2,936)	(10,411)
Prepaid expenses and other assets	(5,653)	2,644	(20,349)
Accounts payable and accrued expenses	(131,766)	20,525	68,815
Termination of interest rate swap liability	(28,147)	—	—
Income taxes receivable/payable	(459,708)	10,517	42,762
Litigation settlements	(18,372)	(61,325)	103,838

Net cash provided by (used in) operating activities — continuing operations	(330,727)	204,879	229,517
Net cash provided by operating activities — discontinued operations	14,086	277,539	209,520

Net cash provided by (used in) operating activities	(316,641)	482,418	439,037
Cash flows from investing activities:
Payments for property, plant and equipment	(175,163)	(123,892)	(178,416)
Proceeds from insurance claims	—	3,075	786
Net proceeds from divestitures	—	58,034	91,958
Proceeds from sale of fixed assets	9,940	12,962	6,650
Other, net	—	(253)	—

Net cash used in investing activities — continuing operations	(165,223)	(50,074)	(79,022)
Net cash provided by (used in) investing activities — discontinued operations	1,403,494	(124,104)	(49,238)

Net cash provided by (used in) investing activities	1,238,271	(174,178)	(128,260)
Cash flows from financing activities:
Repayments of debt	(1,027,416)	(1,350,275)	(209,268)
Early retirement of debt	(400,000)	—	—
Premiums paid on early retirement of debt	(57,243)	—	—
Proceeds from senior secured revolver	1,043,700	2,481,800	3,274,390
Payments for senior secured revolver	(1,258,450)	(2,316,500)	(3,627,690)
Proceeds from receivables-backed facility	908,000	2,683,816	3,956,616
Payments for receivables-backed facility	(695,000)	(2,906,311)	(3,734,123)
Proceeds from short-term credit facility	626,750	—	—
Payments for short-term credit facility	(37,521)	—	—
Payments of financing costs	(6,197)	—	(600)
Issuance of common stock, net of share repurchases for withholding taxes	23,481	6,434	3,623
Tax savings on share-based compensation	1,954	571	33

Net cash used in financing activities — continuing operations	(877,942)	(1,400,465)	(337,019)
Net cash provided by (used in) financing activities — discontinued operations	(51,584)	1,098,002	43,421

Net cash used in financing activities	(929,526)	(302,463)	(293,598)
Effect of exchange rate changes on cash and cash equivalents	1	733	(1,097)

Increase (decrease) in cash and cash equivalents	(7,895)	6,510	16,082
Cash and cash equivalents, beginning of period	24,657	18,147	2,065

Cash and cash equivalents, end of period	$16,762	$24,657	$18,147

Significant non-cash activities:
Disposition of retained investment in WhiteWave common stock	589,229	—	—

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of milk and other fluid dairy products in the United States. We have aligned our leadership teams, operating strategies and supply chain initiatives under a single operating and reportable segment. We process and distribute fluid milk and other dairy products, including ice cream, ice cream mix and cultured products, which are marketed under more than 50 local and regional dairy brands and a wide array of private labels. We also produce and distribute TruMoo®, which is our nationally branded, reformulated flavored milk, as well as juices, teas, bottled water and other products.

Basis of Presentation and Consolidation — Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of our wholly-owned subsidiaries.

On August 26, 2013, we effected a 1-for-2 reverse stock split of our issued common stock. Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the Consolidated Financial Statements and notes thereto have been adjusted retroactively to give effect to the 1-for-2 reverse stock split. See Note 13.

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

We test property, plant and equipment for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. See Note 17. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

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

Assets Held for Sale — We classify assets as held for sale when management approves and commits to a formal plan of sale and our expectation is that the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. As of December 31, 2013 and 2012, $4.5 million and $0.7 million related to closed production facilities was classified as held for sale and recorded in the prepaid expenses and other current assets line on our Consolidated Balance Sheets.

Foreign Currency Translation — The financial statements of our foreign subsidiary, which are not material, are translated from Mexican pesos, which is the functional currency of that subsidiary, to U.S. dollars. The assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses and are recognized in the statement of operations with their related operational activity. Currently, an immaterial amount of transaction gains and losses are reflected in general and administrative expense in our Consolidated Statements of Operations. The cumulative translation adjustment in our Consolidated Statements of Stockholders’ Equity (Deficit) reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiary.

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

Income Taxes — All of our consolidated U.S. operating subsidiaries are included in our U.S. federal consolidated income tax return. Our foreign subsidiary is required to file local jurisdiction income tax return with respect to their operations, the earnings from which are expected to be reinvested indefinitely. At December 31, 2013, no provision had been made for U.S. federal or state income tax on approximately $12.7 million of accumulated foreign earnings as they are considered to be indefinitely reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

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

Advertising Expense — We market our products through advertising and other promotional activities, including media, agency, coupons, trade shows and other promotional activities. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expense totaled $22.0 million in 2013, $28.6 million in 2012 and $30.7 million in 2011. Prepaid advertising expense totaled $2.3 million in 2013, $0.6 million in 2012 and $1.6 million in 2011.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of those costs associated with moving finished products from production facilities through our distribution network, including costs associated with its distribution centers, route delivery costs and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.2 billion in 2013, 2012 and 2011, respectively.

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

Research and Development — Our research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. Our total research and development expense was $1.8 million, $2.1 million and $3.5 million for 2013, 2012 and 2011, respectively. Research and development costs are primarily included in general and administrative expenses in our Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, including changes in balances by component, significant items reclassified out of accumulated other comprehensive income and the income statement line items impacted by the reclassifications. We adopted this standard effective January 1, 2013. See Note 14. Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of unrecognized tax benefits. The update requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

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

3.	DISCONTINUED OPERATIONS AND DIVESTITURES

WhiteWave and Morningstar

WhiteWave Spin-Off — As discussed in Note 2, on May 23, 2013, we completed the WhiteWave spin-off through a tax-free distribution to our stockholders. Following the WhiteWave spin-off, we retained 34.4 million shares of WhiteWave’s Class A common stock, or approximately 19.9% of WhiteWave’s economic interest. While we are a party to a separation and distribution agreement and various other agreements relating to the separation, including a transitional services agreement, an amended and restated tax matters agreement, an employee matters agreement and certain other commercial agreements, we have determined that the continuing cash flows generated by these agreements (which generally are not expected to extend beyond December 2014), and the retention and subsequent monetization of our investment in WhiteWave common stock in July 2013 as discussed in Note 2 and below, did not constitute significant continuing involvement in the operations of WhiteWave. Accordingly, the net assets, operating results and cash flows of WhiteWave, previously reported in the WhiteWave segment, were reclassified to discontinued operations beginning in the second quarter of 2013 and have accordingly been separately reflected as discontinued operations for all periods presented herein.

No gain or loss was recognized in connection with the WhiteWave spin-off, but subsequent unrealized gains or losses on our investment in WhiteWave common stock through the date of disposition of our remaining interest in WhiteWave common stock on July 25, 2013 were recognized as a component of other comprehensive income (see Note 14). No related deferred tax impact was recorded as the disposition of our remaining investment in WhiteWave common stock was completed in July 2013 in the tax-free debt-for-equity transaction described in Note 2 and Note 10. Following the closing of the debt-for-equity exchange, we no longer owned any shares of WhiteWave’s common stock. During the third quarter of 2013, as a result of the tax-free disposition of our investment in WhiteWave common stock, we recorded a gain in continuing operations of $415.8 million, which included $385.6 million of unrealized holding gains that were previously recorded as a component of accumulated other comprehensive income as of June 30, 2013. The gain was recorded in the gain on disposition of WhiteWave common stock line item in our Consolidated Statements of Operations.

From January 1, 2013 through May 23, 2013 (the date of the WhiteWave spin-off), our net sales to WhiteWave totaled $10.3 million and our purchases from WhiteWave totaled $33.2 million. These transactions, which were previously eliminated in consolidation prior to the spin-off, are now reflected as third-party transactions in our Consolidated Statements of Operations. At December 31, 2013, accounts receivable from, and accounts payable to, WhiteWave are presented as third-party balances in our Consolidated Balance Sheets.

WhiteWave is a stand-alone public company which separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of WhiteWave included within discontinued operations may not be indicative of the actual financial results of WhiteWave as a stand-alone company.

Morningstar Divestiture — On December 2, 2012, we entered into an agreement to sell our Morningstar division to a third party. Morningstar is a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. The sale of our Morningstar division closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our prior senior secured credit facility. See Note 10 “ —Prior

Amended & Restated Senior Secured Credit Facility (Terminated Effective July 2, 2013)”. We recorded a gain of $868.8 million ($491.9 million, net of tax) on the sale of Morningstar during the year ended December 31, 2013, which excludes $22.9 million of transaction costs recognized in discontinued operations during the year ended December 31, 2012. Although we are a party to a transitional services agreement and certain other commercial agreements associated with the divestiture, the continuing cash flows generated by these agreements (which generally are not expected to extend beyond December 2014) are not material. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2012.

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

The following is a summary of operating results and certain other directly attributable expenses, including interest expense, which are included in discontinued operations for the years ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013				2012			2011
	WhiteWave		Morningstar	Total	WhiteWave	Morningstar	Total	WhiteWave	Morningstar	Total
	(In thousands)
Operations:
Net sales	$940,431		$5,919	$946,350	$2,187,615	$1,438,371	$3,625,986	$1,925,443	$1,414,302	$3,339,745
Income / (Loss) before income taxes	57,126		(28)	57,098	152,164	69,513	221,677	111,796	87,443	199,239
Income tax	(54,306	)(1)	11	(54,295)	(58,566)	(23,832)	(82,398)	(33,967)	(32,777)	(66,744)

Net income / (loss)	$2,820		$(17)	$2,803	$93,598	$45,681	$139,279	$77,829	$54,666	$132,495

(1)

The income tax expense attributable to WhiteWave during the year ended December 31, 2013 includes approximately $31.1 million related to certain deferred intercompany transactions which were recognized upon the completion of the WhiteWave spin-off. Because these liabilities arose as a direct result of the spin-off of WhiteWave, we have reflected the income statement impact of such liabilities as a component of discontinued operations.

The following is a summary of directly attributable transaction expenses which are included in discontinued operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, (in thousands)
	2013	2012	2011
WhiteWave	$12,464	$18,835	$—
Morningstar	437	22,875	—

Total	$12,901	$41,710	$—

During the years ended December 31, 2013, 2012 and 2011 we incurred an immaterial amount of expense related to other transactional activities, which is recorded in general and administrative expenses in our Consolidated Statements of Operations.

Other Activity in Discontinued Operations

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

In September 2011, we recorded an additional gain of $3.6 million, net of tax, on the sale of Rachel’s, which was part of our former WhiteWave segment, as a result of a final working capital cash settlement pursuant to the sale agreement, which was recorded in gain (loss) on sale of discontinued operations, net of tax in our Consolidated Statements of Operations.

Other Divestiture Activities

In the first quarter of 2011, we completed the divestiture of our Mountain High and private label yogurt operations, with all sales proceeds applied towards debt reduction. Additionally, in 2011, we sold the fluid milk operations at our manufacturing facility in Waukesha, Wisconsin (“Waukesha”) as a result of the settlement of the United States Department of Justice (“DOJ”) civil action related to our acquisition of the Consumer Products Division of Foremost Farms USA in April 2009. We recorded a net pre-tax gain of $13.8 million during the year ended December 31, 2011 related to our divestitures. The gain was recorded in other operating (income) loss in our Consolidated Statements of Operations.

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

We have supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC through December 31, 2014. We spent $204.1 million on products purchased from CCC during 2012 prior to the sale of our interest on July 3, 2012, and $314.9 million during the year ended December 31, 2011.

5.	INVENTORIES

Inventories, net of obsolescence reserves of $0.8 million and $0.3 million as of December 31, 2013 and 2012, consisted of the following:

	December 31
	2013	2012
	(In thousands)
Raw materials and supplies	$103,023	$101,603
Finished goods	159,835	159,662

Total	$262,858	$261,265

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2013 and 2012 consisted of the following:

	December 31
	2013	2012
	(In thousands)
Land	$181,026	$186,016
Buildings	609,907	594,083
Leasehold improvements	75,925	73,409
Machinery and equipment	1,704,160	1,702,241
Construction in progress	56,069	23,765

	2,627,087	2,579,514
Less accumulated depreciation	(1,411,040)	(1,330,877)

Total	$1,216,047	$1,248,637

Depreciation expense amounted to $161.8 million, $168.4 million and $168.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

For 2013 and 2012, we capitalized $0.1 million and $2.5 million in interest related to borrowings during the construction period of major capital projects, which is included as part of the cost of the related asset.

See Note 17 for information regarding plant, property and equipment write-downs incurred in conjunction with our restructuring plans and certain other events.

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

We conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment. We evaluate goodwill at the reporting unit level. During the year ended December 31, 2013, we disposed of our former Morningstar, WhiteWave and Alpro reporting units and, upon completion of the WhiteWave spin-off, our remaining goodwill of $86.8 million was entirely attributable to our ongoing dairy operations (formerly referred to as our Fresh Dairy Direct operations).

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

A qualitative assessment of goodwill was performed for our reporting unit during 2013. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of the reporting unit. Based on the results of our assessment, we determined that it was not more likely than not that the reporting unit had a carrying value in excess of its fair value. Accordingly, no further goodwill testing was completed, and we did not recognize any impairment charges related to goodwill during 2013.

In the first quarter of 2013, as a result declining volumes and projected future cash flows related to one of our indefinite-lived trademarks, we recorded an impairment charge of $2.9 million to reduce the carrying value of the trademark to its estimated fair value. This charge was recorded in the impairment of long-lived assets line item in our Consolidated Statements of Operations. Additionally, based on the results of the annual impairment testing of our indefinite-lived trademarks completed during the fourth quarter of 2013, we recorded an additional impairment charge of $1.5 million related to the same trademark as a result of changes to our expectations regarding estimated future cash flows associated with that brand. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or the assumptions utilized in our impairment tests.

2011 Goodwill Impairment — During 2011, we performed a step one interim goodwill analysis of our Fresh Dairy Direct reporting unit as a prolonged economic decline had resulted in significantly lower consumer spending, declining volumes in the fluid milk industry and increased competitive pricing pressures that were unlikely to improve materially. These conditions continued to affect both consumption and pricing in our Fresh Dairy Direct product categories, which culminated in a change to our outlook for that business. Based on the results of the step one analysis, we determined that the carrying value of our Fresh Dairy Direct reporting unit exceeded its fair value. Accordingly, we were required to perform step two of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment was calculated by comparing the implied fair value of the goodwill to its carrying amount, which required us to allocate the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date.

Based on the results of analysis, we recorded a $2.1 billion, non-cash charge ($1.6 billion, net of tax), during 2011. This impairment charge did not impact our operations, compliance with our debt covenants or our cash flows. There were no impairments of goodwill prior to the charges recorded in 2011.

We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or the assumptions utilized in our impairment tests.

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

Balance at December 31, 2011	$2,163,785
Goodwill impairment	(2,075,836)
Divestitures (Note 3)	(1,108)

Balance at December 31, 2012	$86,841

Balance at December 31, 2013	$86,841

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$221,681	$—	$221,681	$226,081	$—	$226,081
Intangible assets with finite lives:
Customer-related and other(2)	49,225	(28,575)	20,650	53,313	(26,544)	26,769
Trademarks (3)	8,096	(5,002)	3,094	9,596	(5,037)	4,559

Total	$279,002	$(33,577)	$245,425	$288,990	$(31,581)	$257,409

(1)	As described above, during 2013 we recorded impairment charges of $4.4 million to reduce the carrying value of one of our indefinite-lived trademarks to its estimated fair value.
(2)

During the first quarter of 2013, we wrote off a favorable lease asset with a net book value of $3.5 million in connection with our abandonment of the facility to which the favorable lease relates. This charge was recorded in the impairment of goodwill and other long-lived assets line item in our Consolidated Statements of Operations.

(3)

During the third quarter of 2013, we wrote off a finite-lived trademark with a gross carrying amount of $1.5 million due to a decline in actual and expected future cash flows as a result of a decision to discontinue sales under the brand to which the trademark relates.

Amortization expense on intangible assets for the years ended December 31, 2013, 2012 and 2011 was $3.7 million, $3.9 million and $5.1 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2014	2.9 million
2015	2.9 million
2016	2.8 million
2017	2.3 million
2018	2.0 million

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2013 and 2012 consisted of the following:

	December 31
	2013	2012
	(In thousands)
Accounts payable	$504,745	$508,812
Payroll and benefits, including incentive compensation	84,050	155,016
Health insurance, workers’ compensation and other insurance costs	49,087	59,269
Current derivative liability	318	19,601
Other accrued liabilities	123,088	170,933

Total	$761,288	$913,631

9.	INCOME TAXES

The following table presents the 2013, 2012 and 2011 income tax expense (benefit):

	Year Ended December 31
	2013(1)	2012(2)	2011(3)
	(In thousands)
Current income taxes:
Federal	$(52,601)	$77,909	$(31,584)
State	(9,477)	18,400	762
Foreign	6	538	168

Total current income tax expense (benefit)	(62,072)	96,847	(30,654)
Deferred income taxes:
Federal	15,051	(631)	(416,478)
State	4,696	(8,271)	(76,423)

Total deferred income tax expense (benefit)	19,747	(8,902)	(492,901)

Total income tax expense (benefit)	$(42,325)	$87,945	$(523,555)

(1)	Excludes $431.0 million in income tax expense related to discontinued operations.
(2)	Excludes $80.4 million in income tax expense related to discontinued operations.
(3)	Excludes $67.2 million in income tax expense related to discontinued operations.

The following is a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to income tax expense (benefit) reported in our Consolidated Statements of Operations:

	Year Ended December 31
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Tax expense at statutory rate	$99,062	35.0%	$39,116	35.0%	$(788,143)	35.0%
State income taxes	(3,107)	(1.1)	6,584	5.9	(49,180)	2.2
Tax-free disposition of investment	(145,524)	(51.4)	—	—	—	—
Uncertain tax position	6,106	2.2	—	—	—	—
Sale of unconsolidated affiliate	(545)	(0.2)	40,411	36.2	—	—
Nondeductible goodwill	—	—	—	—	305,657	(13.5)
Other	1,683	0.6	1,834	1.6	8,111	(0.4)

Total	$(42,325)	(14.9)%	$87,945	78.7%	$(523,555)	23.3%

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2013(1)	2012(2)
	(In thousands)
Deferred income tax assets:
Accrued liabilities	$121,539	$152,501
Retirement plans and postretirement benefits	24,312	52,981
Share-based compensation	20,468	34,325
Receivables and inventories	10,275	14,268
Derivative instruments	283	10,909
State net operating loss carryforwards	31,824	30,621
State tax credit carryforwards	3,007	8,307
Valuation allowances	(8,733)	(7,570)

	202,975	296,342
Deferred income tax liabilities:
Property, plant and equipment	(199,004)	(243,849)
Intangible assets	(8,751)	(22,484)
Other	(145)	(6,125)

	(207,900)	(272,458)

Net deferred income tax asset (liability)	$(4,925)	$23,884

(1)	Includes $7.5 million of deferred tax assets related to uncertain tax positions.
(2)	Includes $11.7 million of deferred tax assets related to uncertain tax positions.

These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2013	2012
	(In thousands)
Current assets	$60,143	$78,861
Noncurrent assets	35,623	49,858
Noncurrent liabilities	(100,691)	(104,835)

Total	$(4,925)	$23,884

At December 31, 2013, we had $31.8 million of tax-effected state net operating losses and $3.0 million of state tax credits available for carryover to future years. These items are subject to certain limitations and begin to expire in 2014. A valuation allowance of $8.7 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to these items will be realized prior to expiration. Our valuation allowance increased $1.2 million in 2013 primarily due to certain state tax credits no longer expected to be utilized subsequent to the divestiture of our Morningstar division.

On September 13, 2013, the U.S. Treasury Department issued final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations are generally effective for tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require tax accounting method changes to be filed with the IRS; however, we do not expect the method changes to have a material impact on our Consolidated Financial Statements.

The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in our Consolidated Balance Sheets:

	December 31
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$27,734	$29,128	$18,302
Increases in tax positions for current year	18,230	230	14,759
Increases in tax positions for prior years	2,315	5,075	2,594
Decreases in tax positions for prior years	(6,192)	(3,697)	(1,872)
Settlement of tax matters	(1,232)	(2,127)	(3,369)
Lapse of applicable statutes of limitations	(377)	(875)	(1,286)

Balance at end of year	$40,478	$27,734	$29,128

These unrecognized tax benefits are classified in our Consolidated Balance Sheets as follows:

	December 31
	2013	2012	2011
	(In thousands)
Accrued expenses	$3,348	$1,427	$3,744
Other long-term liabilities	37,130	26,307	25,384

Total	$40,478	$27,734	$29,128

Of the balance at December 31, 2013, $21.3 million would impact our effective tax rate and $11.7 million would be recorded in discontinued operations, if recognized. The remaining $7.5 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. Due to the anticipated resolution of several uncertain tax positions, we expect our liability for uncertain tax positions to decrease by approximately $15 million to $23 million during the next 12 months.

We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expenses in our Consolidated Statements of Operations. Interest expense recorded in income tax expense for 2013, 2012 and 2011was immaterial. Our liability for uncertain tax positions included accrued interest of $2.0 million and $2.6 million at December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Internal Revenue Service (“IRS”) had completed their examination of our 2007 through 2011 U.S. consolidated income tax returns. There are no items under dispute related to this examination. The IRS has submitted its report to the U.S. Congressional Joint Committee on Taxation (“Joint Committee”) for approval of a refund. Once the Joint Committee completes its review, the IRS will officially close the examination of those years. Our 2012 U.S. consolidated income tax return remains open for examination. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state income tax returns in the process of examination, appeals or settlement.

10.	DEBT

	December 31, 2013			December 31, 2012
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$50,250	1.67	%*	$—	—
Prior credit facility	—	—		1,292,197	4.82	%*
Senior notes due 2016	475,579	7.00		499,167	7.00
Senior notes due 2018	23,812	9.75		400,000	9.75

	549,641			2,191,364
Subsidiary debt obligations:
Senior notes due 2017	132,808	6.90		130,879	6.90
Receivables-backed facility	213,000	1.19		—	—
Capital lease and other	1,813	—		—	—

	347,621			130,879

	897,262			2,322,243
Less current portion	(698)			(10,535)

Total long-term portion	$896,564			$2,311,708

*	Represents a weighted average rate, including applicable interest rate margins.

The scheduled maturities of long-term debt at December 31, 2013, were as follows (in thousands):

Total
2014	$698
2015	213,677
2016	476,627
2017	142,000
2018	74,062
Thereafter	—

Subtotal	907,064
Less discounts	(9,802)

Total outstanding debt	$897,262

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

Loans outstanding under the new senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.25% (which is currently 1.75%) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.25% (which is currently 0.75%) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.

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

The credit agreement governing the new senior secured credit facility contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. There are no restrictions on the payment of dividends when our leverage ratio is below 3.25 times on a pro forma basis. The credit agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum consolidated net leverage ratio initially set at 4.00 to 1.00 and stepping down to 3.50 to 1.00 after the quarter ending September 30, 2013; and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

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

At December 31, 2013, there were outstanding borrowings of $50.3 million under the senior secured revolving credit facility. Our average daily balance under the senior secured revolving credit facility during the year ended December 31, 2013 was $15.5 million. Letters of credit in the aggregate amount of $0.8 million were issued under the senior secured revolving credit facility but undrawn as of December 31, 2013.

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

Effective April 2, 2012, pursuant to the terms of the credit agreement for the prior credit facility, the total commitment amount available to us under the prior revolving credit facility decreased from $1.5 billion to $1.275 billion, and any principal borrowings on a pro rata basis related to the $225 million of non-extended revolving credit facility commitments were reallocated to the remaining portion of the facility. Additionally, in connection with the WhiteWave IPO discussed in Note 2, effective October 31, 2012, we voluntarily reduced the total commitment amount available to us under the revolving credit facility from $1.275 billion to $1.0 billion. No principal payments were scheduled to be due on these prior revolving credit facility commitments until April 2, 2014.

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

Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility is available for the issuance of letters of credit of up to $300 million. In connection with the WhiteWave IPO described in Note 2, effective September 1, 2012, WWF Opco and its subsidiaries were no longer participants in the Dean Foods receivables securitization program. Additionally, our former Morningstar division and its subsidiaries ceased participation in the Dean Foods receivables securitization program effective November 1, 2012.

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

Based on the monthly borrowing base formula, we had the ability to borrow the full commitment amount of $550 million under the receivables-backed facility as of December 31, 2013. The total amount of receivables sold to these entities as of December 31, 2013 was $690.8 million. During the year ended December 31, 2013 we borrowed $908 million and subsequently repaid $695 million under the facility with a remaining drawn balance of $213.0 million as of December 31, 2013, excluding letters of credit in the aggregate amount of $236.2 million that were issued under the facility but undrawn, resulting in remaining available borrowing capacity of $100.8 million at December 31, 2013. Our average daily balance under this facility during the year ended December 31, 2013 was $21.0 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin.

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

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and on August 3, 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. During the fourth quarter of 2013, we retired $376.2 million of principal amount of the senior notes due 2018 pursuant to the cash tender offer described more fully below. The carrying value of the remaining notes outstanding at December 31, 2013 was $23.8 million.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. During the fourth quarter of 2013, we retired $23.8 million of principal amount of the senior notes due 2016 pursuant to the cash tender offer described more fully below. The carrying value of the remaining notes outstanding at December 31, 2013was $475.6 million.

On November 12, 2013, we announced that we had commenced a cash tender offer for up to $400 million combined aggregate principal amount of our Senior Notes due 2018 and Senior Notes due 2016, with priority given to the Senior Notes due 2018, and a consent solicitation to amend the indenture related to our Senior Notes due 2018. The transaction closed during the fourth quarter of 2013, and we purchased $376.2 million aggregate principal amount of the Senior Notes due 2018, which included a premium of approximately $54 million, and $23.8 million aggregate principal amount of the Senior Notes due 2016, which included a premium of approximately $3 million. The tender offer was financed with cash on hand and borrowings under our senior secured credit facility. As a result of the tender offer, we recorded a $63.3 million pre-tax loss on early extinguishment of debt ($38.7 million, net of tax) in the fourth quarter of 2013, which consisted of debt tender premiums of $57.2 million, a write-off of unamortized debt issue costs of $5.5 million, and other direct costs associated with the tender offer of $0.6 million. The loss was recorded in the loss on early retirement of debt line in our Consolidated Statements of Operations.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at December 31, 2013 was $132.8 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

See Note 11 for information regarding the fair value of the 2016 and 2018 senior notes and the subsidiary senior notes due 2017 as of December 31, 2013.

Capital Lease Obligations and Other — Capital lease obligations as of December 31, 2013 were comprised of a lease for land and building related to one of our production facilities. See Note 19.

Interest Rate Agreements — As of December 31, 2013, there were no interest rate swap agreements in effect. See Note 11 for information related to interest rate swap arrangements associated with our debt obligations that existed prior to the extinguishment of such obligations during 2013.

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

	Condensed Consolidating Balance Sheet as of December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(12,289)	$17,433	$11,618	$—	$16,762
Receivables, net	1,932	72,660	677,642	—	752,234
Income tax receivable	10,374	5,541	—	—	15,915
Inventories	—	262,858	—	—	262,858
Intercompany receivables	—	5,728,284	(1)	(5,728,283)	—
Other current assets	6,944	95,927	58	—	102,929

Total current assets	6,961	6,182,703	689,317	(5,728,283)	1,150,698
Property, plant and equipment, net	—	1,215,888	159	—	1,216,047
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	90,269	258,109	81	—	348,459
Investment in subsidiaries	6,633,000	72,345	—	(6,705,345)	—

Total	$6,730,230	$7,815,886	$689,557	$(12,433,628)	$2,802,045

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$47,284	$713,625	$554	$(175)	$761,288
Intercompany payables	5,304,051	—	424,057	(5,728,108)	—
Current portion of debt	—	698	—	—	698
Current portion of litigation settlements	19,101	—	—	—	19,101

Total current liabilities	5,370,436	714,323	424,611	(5,728,283)	781,087
Long-term debt	549,641	133,923	213,000	—	896,564
Other long-term liabilities	59,764	314,149	92	—	374,005
Long-term litigation settlements	36,074	—	—	—	36,074
Dean Foods Company stockholders’ equity (deficit)	714,315	6,653,491	51,854	(6,705,345)	714,315

Total stockholders’ equity (deficit)	714,315	6,653,491	51,854	(6,705,345)	714,315

Total	$6,730,230	$7,815,886	$689,557	$(12,433,628)	$2,802,045

	Condensed Consolidating Balance Sheet as of December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,242	$—	$9,415	$—	$24,657
Receivables, net	1,172	39,879	734,767	—	775,818
Income tax receivable	10,291	201	—	—	10,492
Inventories	—	261,265	—	—	261,265
Intercompany receivables	—	4,326,672	—	(4,326,672)	—
Other current assets	6,464	108,426	4	—	114,894
Assets of discontinued operations	—	—	2,793,608	—	2,793,608

Total current assets	33,169	4,736,443	3,537,794	(4,326,672)	3,980,734
Property, plant and equipment, net	4	1,244,616	4,017	—	1,248,637
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	101,508	279,960	(97)	—	381,371
Investment in subsidiaries	6,335,400	74,054	—	(6,409,454)	—

Total	$6,470,081	$6,421,914	$3,541,714	$(10,736,126)	$5,697,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,181	$769,646	$(196)	$—	$913,631
Intercompany payables	3,591,077	—	735,595	(4,326,672)	—
Current portion of debt	10,534	1	—	—	10,535
Current portion of litigation settlements	20,000	—	—	—	20,000
Liabilities of discontinued operations	—	—	1,466,221	—	1,466,221

Total current liabilities	3,765,792	769,647	2,201,620	(4,326,672)	2,410,387
Long-term debt	2,180,829	130,879	—	—	2,311,708
Other long-term liabilities	112,561	347,939	1,648	—	462,148
Long-term litigation settlements	53,712	—	—	—	53,712
Dean Foods Company stockholders’ equity (deficit)	357,187	5,173,449	1,236,005	(6,409,454)	357,187
Non-controlling interest	—	—	102,441	—	102,441

Total stockholders’ equity (deficit)	357,187	5,173,449	1,338,446	(6,409,454)	459,628

Total	$6,470,081	$6,421,914	$3,541,714	$(10,736,126)	$5,697,583

	Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,002,872	$13,449	$—	$9,016,321
Cost of sales	—	7,151,985	9,749	—	7,161,734

Gross profit	—	1,850,887	3,700	—	1,854,587
Selling and distribution	—	1,336,319	1,426	—	1,337,745
General and administrative	2,301	306,367	1,785	—	310,453
Amortization of intangibles	—	3,669	—	—	3,669
Facility closing and reorganization costs	—	27,008	—	—	27,008
Litigation settlement	(1,019)	—	—	—	(1,019)
Impairment of long-lived assets	—	40,027	3,414	—	43,441
Other operating loss	290	2,204	—	—	2,494
Interest expense	184,472	11,945	4,141	—	200,558
Gain on disposition of WhiteWave common stock	(415,783)	—	—	—	(415,783)
Loss on early retirement of debt	63,387	—	—	—	63,387
Other (income) expense, net	(2,300)	3,269	(1,369)	—	(400)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	168,652	120,079	(5,697)	—	283,034
Income tax expense (benefit)	(99,908)	61,829	(4,246)	—	(42,325)

Income (loss) before equity in earnings (loss) of subsidiaries	268,560	58,250	(1,451)	—	325,359
Equity in earnings (loss) of consolidated subsidiaries	544,618	(2,035)	—	(542,583)	—

Income (loss) from continuing operations	813,178	56,215	(1,451)	(542,583)	325,359
Income from discontinued operations, net of tax	—	—	2,803	—	2,803
Gain (loss) on sale of discontinued operations, net of tax	—	491,200	(5)	—	491,195

Net income (loss)	813,178	547,415	1,347	(542,583)	819,357
Net income attributable to non-controlling interest	—	—	(6,179)	—	(6,179)

Net income (loss) attributable to Dean Foods Company	813,178	547,415	(4,832)	(542,583)	813,178
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	100,488	4,204	(8,323)	—	96,369

Comprehensive income (loss) attributable to Dean Foods Company	$913,666	$551,619	$(13,155)	$(542,583)	$909,547

	Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,262,725	$11,937	$—	$9,274,662
Cost of sales	—	7,170,595	8,808	—	7,179,403

Gross profit	—	2,092,130	3,129	—	2,095,259
Selling and distribution	—	1,418,615	916	—	1,419,531
General and administrative	8,847	402,518	1,592	—	412,957
Amortization of intangibles	—	3,758	—	—	3,758
Facility closing and reorganization costs	—	55,787	—	—	55,787
Other operating (income) loss	574	—	(58,033)	—	(57,459)
Interest expense	131,714	11,744	7,131	—	150,589
Other (income) expense, net	(8,163)	(44,551)	51,050	—	(1,664)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(132,972)	244,259	473	—	111,760
Income tax expense (benefit)	(46,699)	94,725	39,919	—	87,945

Income (loss) before equity in earnings (loss) of subsidiaries	(86,273)	149,534	(39,446)	—	23,815
Equity in earnings (loss) of consolidated subsidiaries	247,355	(1,759)	—	(245,596)	—

Income (loss) from continuing operations	161,082	147,775	(39,446)	(245,596)	23,815
Income from discontinued operations, net of tax	—	—	139,279	—	139,279
Gain (loss) on sale of discontinued operations, net of tax	(2,460)	—	407	—	(2,053)

Net income (loss)	158,622	147,775	100,240	(245,596)	161,041
Net income attributable to non-controlling interest	—	—	(2,419)	—	(2,419)

Net income (loss) attributable to Dean Foods Company	158,622	147,775	97,821	(245,596)	158,622
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	2,002	(1,495)	7,960	—	8,467

Comprehensive income (loss) attributable to Dean Foods Company	$160,624	$146,280	$105,781	$(245,596)	$167,089

	Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,707,177	$8,570	$—	$9,715,747
Cost of sales	—	7,612,241	6,072	—	7,618,313

Gross profit	—	2,094,936	2,498	—	2,097,434
Selling and distribution	—	1,455,036	985	—	1,456,021
General and administrative	9,279	462,657	1,866	—	473,802
Amortization of intangibles	—	4,997	—	—	4,997
Facility closing and reorganization costs	—	45,688	—	—	45,688
Litigation settlement	131,300	—	—	—	131,300
Goodwill impairment	—	2,075,836	—	—	2,075,836
Other operating income	(800)	(12,985)	—	—	(13,785)
Interest expense	159,731	11,775	5,943	—	177,449
Other (income) expense, net	(10,664)	(42,724)	51,351	—	(2,037)

Loss from continuing operations before income taxes and equity in loss of subsidiaries	(288,846)	(1,905,344)	(57,647)	—	(2,251,837)
Income tax benefit	(109,250)	(389,379)	(24,926)	—	(523,555)

Loss before equity in loss of subsidiaries	(179,596)	(1,515,965)	(32,721)	—	(1,728,282)
Equity in earnings (loss) of consolidated subsidiaries	(1,396,025)	4,801	—	1,391,224	—

Income (loss) from continuing operations	(1,575,621)	(1,511,164)	(32,721)	1,391,224	(1,728,282)
Income from discontinued operations, net of tax	—	—	132,495	—	132,495
Gain on sale of discontinued operations, net of tax	—	—	3,616	—	3,616

Net income (loss)	(1,575,621)	(1,511,164)	103,390	1,391,224	(1,592,171)
Net loss attributable to non-controlling interest	—	—	16,550	—	16,550

Net income (loss) attributable to Dean Foods Company	(1,575,621)	(1,511,164)	119,940	1,391,224	(1,575,621)
Other comprehensive loss, net of tax, attributable to Dean Foods Company	(38,659)	(1,589)	(12,619)	—	(52,867)

Comprehensive income (loss) attributable to Dean Foods Company	$(1,614,280)	$(1,512,753)	$107,321	$1,391,224	$(1,628,488)

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
		(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(550,566)	$161,706	$58,133	$(330,727)
Net cash provided by operating activities — discontinued operations	—	—	14,086	14,086
Net cash provided by (used in) operating activities	(550,566)	161,706	72,219	(316,641)
Cash flows from investing activities:
Payments for property, plant and equipment	—	(175,163)	—	(175,163)
Proceeds from sale of fixed assets	—	9,940	—	9,940

Net cash used in investing activities — continuing operations	—	(165,223)	—	(165,223)
Net cash provided by (used in) investing activities — discontinued operations	1,441,322	—	(37,828)	1,403,494

Net cash provided by (used in) investing activities	1,441,322	(165,223)	(37,828)	1,238,271
Cash flows from financing activities:
Repayments of debt	(1,027,198)	(218)	—	(1,027,416)
Early retirement of debt	(400,000)	—	—	(400,000)
Premiums paid on early retirement of debt	(57,243)	—	—	(57,243)
Proceeds from senior secured revolver	1,043,700	—	—	1,043,700
Payments for senior secured revolver	(1,258,450)	—	—	(1,258,450)
Proceeds from receivables-backed facility	—	—	908,000	908,000
Payments for receivables-backed facility	—	—	(695,000)	(695,000)
Proceeds from short-term credit facility	626,750	—	—	626,750
Payments for short-term credit facility	(37,521)	—	—	(37,521)
Payment of financing costs	(6,197)	—	—	(6,197)
Issuance of common stock, net of share repurchases for withholding taxes	23,481	—	—	23,481
Tax savings on share-based compensation	1,954	—	—	1,954
Net change in intercompany balances	172,437	21,166	(193,603)	—

Net cash provided by (used in) financing activities — continuing operations	(918,287)	20,948	19,397	(877,942)
Net cash used in financing activities — discontinued operations	—	—	(51,584)	(51,584)

Net cash provided by (used in) financing activities	(918,287)	20,948	(32,187)	(929,526)
Effect of exchange rate changes on cash and cash equivalents	—	2	(1)	1

Increase (decrease) in cash and cash equivalents	(27,531)	17,433	2,203	(7,895)
Cash and cash equivalents, beginning of period	15,242	—	9,415	24,657

Cash and cash equivalents, end of period	$(12,289)	$17,433	$11,618	$16,762

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(88,002)	$304,686	$(11,805)	$—	$204,879
Net cash provided by operating activities — discontinued operations	—	—	277,539	—	277,539
Net cash provided by (used in) operating activities	(88,002)	304,686	265,734	—	482,418
Cash flows from investing activities:				—
Payments for property, plant and equipment	(1,564)	(122,328)	—	—	(123,892)
Proceeds from intercompany note	1,155,000	—	—	(1,155,000)	—
Proceeds from insurance and other recoveries	3,075	—	—	—	3,075
Proceeds from dividend	—	—	70,000	(70,000)	—
Proceeds from divestitures	—	58,034	—	—	58,034
Other, net	—	(253)	—	—	(253)
Proceeds from sale of fixed assets	—	12,962	—	—	12,962

Net cash provided by (used in) investing activities — continuing operations	1,156,511	(51,585)	70,000	(1,225,000)	(50,074)
Net cash used in investing activities — discontinued operations	—	—	(124,104)	—	(124,104)

Net cash provided by (used in) investing activities	1,156,511	(51,585)	(54,104)	(1,225,000)	(174,178)
Cash flows from financing activities:
Repayments of debt	(1,350,263)	(12)	—	—	(1,350,275)
Proceeds from senior secured revolver	2,481,800	—	—	—	2,481,800
Payments for senior secured revolver	(2,316,500)	—	—	—	(2,316,500)
Proceeds from receivables-backed facility	—	—	2,683,816	—	2,683,816
Payments for receivables-backed facility	—	—	(2,906,311)	—	(2,906,311)
Repayment of intercompany note	—	—	(1,155,000)	1,155,000	—
Payment of intercompany dividend	—	—	(70,000)	70,000	—
Issuance of common stock, net of share repurchases for withholding taxes	6,434	—	—	—	6,434
Tax savings on share-based compensation	571	—	—	—	571
Net change in intercompany balances	121,630	(259,797)	138,167	—	—

Net cash provided by (used in) financing activities — continuing operations	(1,056,328)	(259,809)	(1,309,328)	1,225,000	(1,400,465)
Net cash provided by financing activities — discontinued operations	—	—	1,098,002	—	1,098,002

Net cash provided by (used in) financing activities	(1,056,328)	(259,809)	(211,326)	1,225,000	(302,463)
Effect of exchange rate changes on cash and cash equivalents	—	—	733	—	733

				—
Increase (decrease) in cash and cash equivalents	12,181	(6,708)	1,037	—	6,510
Cash and cash equivalents, beginning of period	3,061	6,708	8,378	—	18,147

Cash and cash equivalents, end of period	$15,242	$—	$9,415	$—	$24,657

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$2,270	$346,059	$(118,812)	$229,517
Net cash provided by operating activities — discontinued operations	—	—	209,520	209,520

Net cash provided by operating activities	2,270	346,059	90,708	439,037
Cash flows from investing activities:
Payments for property, plant and equipment	—	(178,416)	—	(178,416)
Proceeds from insurance and other recoveries	—	786	—	786
Proceeds from divestitures	—	91,958	—	91,958
Proceeds from sale of fixed assets	—	6,650	—	6,650

Net cash used in investing activities — continuing operations	—	(79,022)	—	(79,022)
Net cash used in investing activities — discontinued operations	—	—	(49,238)	(49,238)

Net cash used in investing activities	—	(79,022)	(49,238)	(128,260)
Cash flows from financing activities:
Repayments of debt	(203,070)	(6,198)	—	(209,268)
Proceeds from senior secured revolver	3,274,390	—	—	3,274,390
Payments for senior secured revolver	(3,627,690)	—	—	(3,627,690)
Proceeds from receivables-backed facility	—	—	3,956,616	3,956,616
Payments for receivables-backed facility	—	—	(3,734,123)	(3,734,123)
Payment of financing costs	(600)	—	—	(600)
Issuance of common stock, net of share repurchases for withholding taxes	3,623	—	—	3,623
Tax savings on share-based compensation	33	—	—	33
Net change in intercompany balances	553,797	(248,404)	(305,393)	—

Net cash provided by (used in) financing activities — continuing operations	483	(254,602)	(82,900)	(337,019)
Net cash provided by financing activities — discontinued operations	—	—	43,421	43,421

Net cash provided by (used in) financing activities	483	(254,602)	(39,479)	(293,598)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,097)	(1,097)

Increase in cash and cash equivalents	2,753	12,435	894	16,082
Cash and cash equivalents, beginning of period	308	(5,727)	7,484	2,065

Cash and cash equivalents, end of period	$3,061	$6,708	$8,378	$18,147

11.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

Interest Rates — We have historically entered into interest rate swap agreements that were designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provided hedges for interest on our prior senior secured credit facility by fixing the LIBOR component of interest rates specified in our prior credit facility at the interest rates specified in the interest rate swap agreements until the indicated expiration dates of these interest rate swap agreements. For the reasons described below, as of December 31, 2013, we no longer had any interest rate swaps outstanding.

As disclosed in Note 3, on January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds to repay in full our then-outstanding 2016 and 2017 Tranche B term loan borrowings. As a result of these repayments, we determined that we no longer had sufficient levels of variable rate debt to support the $1 billion aggregate notional amount of interest rate hedges maturing in 2013 and 2016 that were outstanding as of December 31, 2012. Accordingly, on January 4, 2013, we terminated these interest rate swaps, and upon termination, we paid the counterparties $28.0 million based on the fair value of the swaps on that date. As we have determined that the forecasted transactions hedged by these swaps are no longer probable, we reclassified total losses of $28.1 million ($17.3 million, net of tax) previously recorded in accumulated other comprehensive income to interest expense during the first quarter of 2013. See Note 14.

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

As of the novation date, the 2017 swaps were de-designated and subsequent changes in fair value were reflected in our Consolidated Statements of Operations, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we did not own. Upon completion of the WhiteWave spin-off on May 23, 2013, we determined that the underlying hedged forecasted transactions related to the 2017 swaps were no longer probable; therefore, during the second quarter of 2013, we reclassified total losses of $63.4 million ($38.9 million, net of tax) previously recorded in accumulated other comprehensive income associated with the 2017 swaps to earnings. This non-cash charge was recorded as a component of interest expense in our Consolidated Statements of Operations. See Note 14.

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

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts with our qualified banking partners or exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs, and are designated as hedging instruments when appropriate. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the years ended December 31, 2013, 2012 and 2011. Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period and a derivative asset or liability is recorded on our balance sheet. A summary of these open commodities contracts recorded at fair value in our Consolidated Balance Sheets at December 31, 2013 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Effective January 1, 2014, we have de-designated all open commodity derivative positions that were previously designated as cash flow hedges. As of the de-designation date, any accumulated gains or losses related to these contracts will be reclassified to earnings and subsequent changes in fair value of these derivatives will be reflected in our Consolidated Statements of Operations. Based on current commodity prices, we estimate that $0.5 million of hedging activity related to our commodities contracts will be reclassified from accumulated other comprehensive income into income during the first quarter of 2014.

As of December 31, 2013 and 2012, our derivatives recorded at fair value in our Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Derivatives designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$—	$17,716
Interest rate swap contracts — noncurrent(2)	—	—	—	10,432
Commodities contracts — current(1)	714	776	204	1,143
Derivatives not designated as Hedging Instruments
Commodities contracts — current(1)	255	964	114	742

Total derivatives	$969	$1,740	$318	$30,033

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

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income were as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Losses on interest rate swap contracts(1)	$94,832	$38,607	$61,387
(Gains)/losses on commodities contracts(2)	1,046	2,916	(3,097)
(Gains)/losses on foreign currency contracts(3)	(78)	(320)	101

(1)	Recorded in interest expense in our Consolidated Statements of Operations.
(2)	Recorded in selling and distribution or cost of sales, depending on commodity type, in our Consolidated Statements of Operations.
(3)	Recorded in cost of sales in our Consolidated Statements of Operations.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 is as follows (in thousands):

	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Asset — Commodities contracts	$969	$—	$969	$—
Liability — Commodities contracts	318	—	318	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 is as follows (in thousands):

	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$28,148	$—	$28,148	$—
Asset — Commodities contracts	1,740	—	1,740	—
Liability — Commodities contracts	1,885	—	1,885	—

The fair value of our interest rate swaps outstanding as of December 31, 2012 was determined based on the notional amounts of the swaps and the forward LIBOR curve relative to the fixed interest rates under the swap agreements. The fair value of our commodities contracts is based on the quantities and fixed prices under the agreements and quoted forward commodity prices. The fair value of our foreign currency contracts is based on the notional amounts and rates under the contracts and observable market forward exchange rates. We classify these instruments in Level 2 because quoted market prices can be corroborated utilizing observable benchmark market rates at commonly quoted intervals, observable current and forward commodity market prices on active exchanges, and observable market transactions of spot currency rates and forward currency prices. We did not significantly change our valuation techniques from prior periods.

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

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$132,808	$153,005	$130,879	$155,135
Dean Foods Company senior notes due 2016	475,579	527,378	499,167	551,875
Dean Foods Company senior notes due 2018	23,812	26,908	400,000	459,000

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$5	$—	$5	$—
Mutual funds	2,103	—	2,103	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$2,941	$—	$2,941	$—
Mutual funds	3,337	—	3,337	—

12.	COMMON STOCK AND SHARE-BASED COMPENSATION

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

Additionally, in connection with the WhiteWave spin-off, we have proportionately adjusted the number and exercise prices of certain options, RSUs and phantom shares granted to Dean Foods employees and directors that were outstanding at the time of the WhiteWave spin-off to maintain the aggregate intrinsic value of such awards at the date of the WhiteWave spin-off, pursuant to the terms of these awards. The conversion ratio was determined based on the 5-day volume weighted-average trading prices for Dean Foods common stock and WhiteWave common stock for the period ended on the second trading day preceding the WhiteWave spin-off and, therefore, the ratio used to adjust these awards differs from the conversion ratio that would have resulted had the ratio been calculated based on the Dean Foods stock price immediately following the WhiteWave spin-off. As a result of this modification, we have recorded additional stock compensation expense of $6.7 million during the year ended December 31, 2013.

The impact of the conversion on our outstanding equity awards, and the related share-based compensation expense, is summarized in the tables below.

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. On November 7, 2013, our Board of Directors approved an increase in our total share repurchase authorization to approximately $2.38 billion, resulting in remaining availability for repurchases of approximately $300 million (excluding fees and commissions). We made no share repurchases during the years ended December 31, 2013 or 2012. Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.

Stock Award Plans — As of December 31, 2013, we had three award plans with remaining shares available for issuance. These plans, which are our 1997 Stock Option and Restricted Stock Plan, the 1989 Dean Foods Company Stock Awards Plan (which we adopted upon completion of our acquisition of Legacy Dean) and the Dean Foods Company 2007 Stock Incentive Plan (the “2007 Plan”) provide for grants of stock options, stock units, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million, 5.7 million and 12.3 million shares, subject to adjustments as provided in these respective plans. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. The remaining shares available for grant under the historical plans are granted pursuant to the terms and conditions of the 2007 Plan. On May 15, 2013, the 2007 Plan was amended and changed from one under which limits were placed on the number of shares that could be granted with respect to awards other than stock options and stock appreciation rights (“Full Value Awards”) to one under which all authorized shares may be granted from a “fungible” share pool. Pursuant to the 2007 Plan, as amended, each share subject to any Full Value Award that is granted from the pool of available shares will count against the amended 2007 Plan’s share authorization as though 1.67 shares of the Company’s stock had been awarded. As of December 31, 2013, we had approximately 10.68 million shares, in aggregate, available in the fungible share pool for issuance.

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

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to contractual terms (generally 10 years), vesting schedules and expectations of future employee and director behavior. Expected stock price volatility is based on a combination of historical volatility of our stock and expectations with regard to future volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have not historically declared or paid a regular cash dividend on our common stock. Prior stock option awards are not impacted by our decision in 2013 to begin paying dividends in 2014.

We did not grant any stock options during 2013, nor do we plan to in 2014.

The following table summarizes stock option activity during the year ended December 31, 2013(1):

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	4,145,843	$41.24
Granted	—	—
Forfeited and cancelled(2)	(1,321,760)	29.66
Exercised	(1,860,105)	18.17
Adjustment to options outstanding at the time of WhiteWave spin-off (3)	4,091,057	18.74

Options outstanding at December 31, 2013	5,055,035	19.35	3.56	$6,404,283

Options vested and expected to vest at December 31, 2013	5,051,347	19.35	3.56	$6,380,657
Options exercisable at December 31, 2012	3,626,897	43.79
Options exercisable at December 31, 2013	4,721,948	19.98	3.26	$4,119,637

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

The following table summarizes information about options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$8.96 to $10.44	602,181	7.54	$9.89	293,790	$9.69
11.46 to 15.84	806,928	2.77	14.74	782,232	14.78
16.18 to 16.98	81,332	4.61	16.81	81,332	16.81
17.36	659,567	4.89	17.36	659,567	17.36
17.48 to 21.90	332,709	1.69	20.10	332,709	20.10
21.96	562,454	3.52	21.96	562,454	21.96
22.22	937,290	1.90	22.22	937,290	22.22
22.34 to 25.18	273,995	3.74	23.18	273,995	23.18
26.06	711,305	2.82	26.06	711,305	26.06
26.52 to 27.60	87,274	3.28	27.27	87,274	27.27

The following table summarizes additional information regarding our stock option activity (in thousands, except per share amounts):

	Year Ended December 31
	2013	2012	2011
Weighted-average per share grant date fair value of options granted	$—	$5.44	$5.35
Intrinsic value of options exercised	9,540	6,084	1,183
Fair value of shares vested	4,084	12,580	12,718
Tax benefit related to stock option expense	2,534	2,661	3,678

During the year ended December 31, 2013, net cash received from stock option exercises was $27.3 million and the total cash benefit for tax deductions to be realized for these option exercises was $3.6 million.

At December 31, 2013, there was $0.6 million of total unrecognized stock option expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.93 years.

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

The following table summarizes RSU activity during the year ended December 31, 2013(1):

	Employees	Directors	Total
RSUs outstanding January 1, 2013	492,629	32,470	525,099
RSUs issued	188,926	33,725	222,651
Shares issued upon vesting	(194,746)	(19,160)	(213,906)
RSUs cancelled or forfeited(2)	(277,663)	(5,361)	(283,024)
Adjustment to stock units outstanding at the time of WhiteWave spin-off (3)	470,871	54,599	525,470

RSUs outstanding at December 31, 2013	680,017	96,273	776,290

Weighted-average per share grant date fair value	$14.15	$12.46	$13.95

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

The following table summarizes information about our RSU grants and RSU expense during the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Year Ended December 31
	2013	2012	2011
Weighted-average grant date fair value of RSUs granted	$15.45	$12.01	$10.13
Tax benefit related to RSU expense	1,493	3,904	4,173

At December 31, 2013, there was $6.6 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.55 years.

Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock equal to 150% of the fee amount. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the year ended December 31, 2013:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2013	13,158	$30.74
Restricted shares granted	30,540	21.22
Restricted shares vested	(19,499)	22.47
Restricted shares forfeited	—	—

Unvested at December 31, 2013	24,199	22.76

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

The range of payout under the CPU awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our Consolidated Balance Sheets. All of the 1,526,250 CPU awards outstanding as of December 31, 2012, which were granted in 2011 and 2012, were converted and paid out during the year ended December 31, 2013. No awards with respect to those years remain outstanding at December 31, 2013.

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

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets. The following table summarizes the phantom share activity during the year ended December 31, 2013 (1):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2013	440,948	$23.14
Granted	301,799	32.11
Converted/paid	(206,635)	21.99
Forfeited	(105,548)	19.42
Adjustment to phantom shares outstanding at the time of WhiteWave spin-off (2)	680,495	17.68

Outstanding at December 31, 2013	1,111,059	17.72

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

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense related to Dean Foods equity-based awards recognized during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31
	2013		2012(1)	2011
Stock Options	$6,520	(2)	$7,061	$9,720
Stock Units	5,114	(2)	11,688	14,998
Cash Performance Units	—	(3)	331	1,475
Phantom Shares	7,654		8,383	2,429

Total	19,288		27,463	28,622

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

(2)

The share-based compensation expense recorded during the year ended December 31, 2013 includes additional compensation expense of $5.7 million for stock options and $1.0 million for stock units related to the equity conversion described more fully above.

(3)

As described above, the performance metric for the CPU awards granted in 2013 is Bank EBITDA and accordingly the expense related to such awards during the year ended December 31, 2013, which was not material, has been excluded from the table above.

13.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares issued and outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the year ended December 31, 2011 as we incurred a loss for this period and any effect on loss per share would have been anti-dilutive. All applicable share data and per share amounts for the years ended December 31, 2012 and 2011 have been adjusted retroactively for the 1-for-2 reverse stock split effected on August 26, 2013.The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Year Ended December 31
	2013	2012	2011
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$325,359	$23,815	$(1,728,282)
Denominator:
Average common shares	93,785,611	92,375,378	91,694,110
Basic earnings (loss) per share from continuing operations	$3.47	$0.26	$(18.85)
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$325,359	$23,815	$(1,728,282)
Denominator:
Average common shares — basic	93,785,611	92,375,378	91,694,110
Stock option conversion(1)	670,485	245,911	—
Stock units(2)	340,140	444,623	—

Average common shares — diluted	94,796,236	93,065,912	91,694,110

Diluted earnings (loss) per share from continuing operations	$3.43	$0.26	$(18.85)
(1) Anti-dilutive options excluded	3,554,064	7,099,437	10,381,935
(2) Anti-dilutive stock units excluded	7,071	8,192	1,249,885

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the year ended December 31, 2013 were as follows (in thousands):

	Gains/Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total	Non-Controlling Interest
Balance, December 31, 2012	$(58,452)	$(105,845)		$(22,287)	$(186,584)	$(3,683)
Other comprehensive income (loss) before reclassifications	(91)	56,541		(9,393)	47,057	(1,378)
Amounts reclassified from accumulated other comprehensive income	58,784 (1)	(9,472	)(2)	—	49,312	(6)

Net current-period other comprehensive income (loss)	58,693	47,069		(9,393)	96,369	(1,384)
Spin-Off of The WhiteWave Foods Company	182	1,552		31,291	33,025	5,067

Balance, December 31, 2013	$423	$(57,224)		$(389)	$(57,190)	$—

(1)

The accumulated other comprehensive loss reclassification components affect interest expense, distribution expense or cost of sales, depending on commodity type and the underlying risk being hedged. See Note 11 and the additional details below.

(2)

The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Notes 15 and 16.

On January 4, 2013, we terminated $1 billion aggregate notional amount of interest rate swaps with maturity dates in 2013 and 2016. As a result of these terminations, we reclassified total losses of $28.1 million ($17.3 million net of tax) previously recorded in accumulated other comprehensive income to the interest expense line item in our Consolidated Statements of Operations during the first quarter of 2013.

Additionally, upon completion of the WhiteWave spin-off on May 23, 2013, we determined that the underlying hedged forecasted transactions related to the 2017 novated swaps were no longer probable; therefore, during the second quarter of 2013, we reclassified total losses of $63.4 million ($38.9 million, net of tax) recorded in accumulated other comprehensive income associated with the 2017 swaps to earnings, as a component of interest expense. See Note 11 for further information regarding our interest rate swaps.

As described above, during the year ended December 31, 2013, we recorded in accumulated other comprehensive income, and subsequently reclassified to earnings, unrealized holding gains totaling $415.8 million related to our investment in WhiteWave common stock, which we disposed of on July 25, 2013. The gain was recorded in the gain on disposition of WhiteWave common stock line item in our Consolidated Statements of Operations.

15.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multiemployer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2013, 2012 and 2011, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Defined benefit plans	$10,400	$12,969	$12,129
Defined contribution plans	17,619	17,637	21,482
Multiemployer pension and certain union plans	29,148	27,016	24,612

Total	$57,167	$57,622	$58,223

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.

Included in accumulated other comprehensive income at December 31, 2013 and 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $3.5 million ($2.1 million net of tax) and $4.3 million ($2.6 million net of tax) and unrecognized actuarial losses of $86.8 million ($53.1 million net of tax) and $157.9 million $97.0 million net of tax). Prior service costs and actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2014 are $787,150 ($481,972 net of tax) and $5.1 million ($3.1 million net of tax), respectively.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2013 and 2012, and the funded status of the plans at December 31, 2013 and 2012 is as follows:

	December 31
	2013	2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$347,798	$318,422
Service cost	3,692	3,068
Interest cost	12,496	13,890
Plan participants’ contributions	12	13
Plan amendments	—	318
Actuarial (gain) loss	(45,076)	33,212
Benefits paid	(25,072)	(21,125)
Plan settlements	—	—
Exchange rate changes	—	—

Benefit obligation at end of year	293,850	347,798
Change in plan assets:
Fair value of plan assets at beginning of year	251,094	224,519
Actual return on plan assets	32,558	30,766
Employer contributions	11,531	16,921
Plan participants’ contributions	12	13
Benefits paid	(25,072)	(21,125)
Plan settlements	—	—
Exchange rate changes	—	—

Fair value of plan assets at end of year	270,123	251,094

Funded status at end of year	$(23,727)	$(96,704)

The underfunded status of the plans of $23.7 million at December 31, 2013 is recognized in our Consolidated Balance Sheet and includes $0.8 million classified as a current accrued pension liability. We do not expect any plan assets to be returned to us during the year ended December 31, 2014. We expect to contribute $12.4 million to the pension plans in 2014.

A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2013 and 2012 follows:

	December 31
	2013	2012
Weighted average discount rate	4.90%	3.70%
Rate of compensation increase	4.00%	4.00%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2013, 2012 and 2011 follows:

	Year Ended December 31
	2013	2012	2011
Weighted average discount rate	3.70%	4.50%	5.28%
Expected return on plan assets	7.50%	7.67%	7.67%
Rate of compensation increase	4.00%	4.00%	4.00%

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$3,692	$3,068	$2,839
Interest cost	12,496	14,001	15,213
Expected return on plan assets	(18,531)	(17,413)	(16,966)
Amortizations:
Unrecognized transition obligation	—	112	112
Prior service cost	791	759	763
Unrecognized net loss	11,759	11,667	9,060
Effect of curtailment	—	—	—
Effect of settlement	(136)	—	969
Other	329	774	139

Net periodic benefit cost	$10,400	$12,968	$12,129

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.

The amortization of unrecognized net loss represents the amortization of investment losses incurred. The effect of settlement costs in 2013, 2012 and 2011 represents the recognition of net periodic benefit cost related to pension settlements reached as a result of plant closures.

Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2013	2012
	(In millions)
Projected benefit obligation	$282.6	$347.8
Accumulated benefit obligation	279.4	340.8
Fair value of plan assets	258.3	251.1

The accumulated benefit obligation for all defined benefit plans was $290.6 million and $340.8 million at December 31, 2013 and 2012, respectively.

Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate was increased from 3.70% at December 31, 2012 to 4.90% at December 31, 2013.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. On July 1, 2009, the Investment Committee adopted a new long-term investment policy for the master trust that targets investments in equity securities at 59% of the portfolio, fixed income at 37%, cash equivalents at 3% and other investments of 1%. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. The investment policies permit variances from the targets within certain parameters. The investment policy prohibits investments in non-marketable or exotic securities, such as short-sale contracts; letter stock; commodities and private placements, without the Investment Committee’s prior approval. At December 31, 2013, our master trust was invested as follows: investments in equity securities were at 62%; investments in fixed income were at 36%; cash equivalents were at 2% and other investments were less than 1%. Equity securities of the plan did not include any investment in our common stock at December 31, 2013 or 2012. In recognition of the changing liability characteristics of our defined benefit plans, we are adopting a de-risking strategy in 2014, which is intended to dynamically decrease each plan’s allocation to equities and shift to less volatile fixed income assets as the funded status in each plan improves. We anticipate this process will occur over several years and will be dependent upon market conditions and plan characteristics. We expect that the higher fixed income allocation will better match the changing liability characteristics of our plans.

Estimated pension plan benefit payments to participants for the next ten years are as follows:

2014	$17.7 million
2015	18.3 million
2016	18.4 million
2017	19.0 million
2018	19.6 million
Next five years	101.2 million

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair values by category of inputs as of December 31, 2013 were as follows (in thousands):

	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$177	$177	$—	$—
Index Funds:
U.S. Equities(a)	133,763	—	133,763	—
International Equities(b)	27,571	—	27,571	—
Equity Funds(c)	8,712	—	8,712	—

Total Equity Securities	170,223	177	170,046	—
Fixed Income:
Bond Funds(d)	92,103	—	92,103	—
Diversified Funds(e)	3,093	—	0	3,093

Total Fixed Income	95,196	—	92,103	3,093
Cash Equivalents:
Short-term Investment Funds(f)	3,840	—	3,840	—

Total Cash Equivalents	3,840	—	3,840	—
Other Investments:
Partnerships/Joint Ventures(g)	864	—	—	864

Total Other Investments	864	—	—	864

Total	$270,123	$177	$265,989	$3,957

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.
(b)	Represents a pooled/separate account that tracks the MSCI EAFE Index.
(c)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% in international stocks.
(d)	Represents a pooled/separate account which tracks the overall performance of the Barclays Capital Long Term Government/Credit Index.
(e)

Represents a pooled/separate account investment in the General Investment Account of an investment manager. The account primarily invests in fixed income debt securities, such as high grade corporate bonds, government bonds and asset-backed securities.

(f)	Investment is comprised of high grade money market instruments with short-term maturities and high liquidity.
(g)	The majority of the total partnership balance is a partnership comprised of a portfolio of two limited partnership funds that invest in public and private equity.

The fair values by category of inputs as of December 31, 2012 were as follows (in thousands):

	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$112	$112	$—	$—
Index Funds:
U.S. Equities(a)	119,377	—	119,377	—
International Equities(b)	22,373	—	22,373	—
Equity Funds(c)	7,320	—	7,320	—

Total Equity Securities	149,182	112	149,070	—
Fixed Income:
Bond Funds(d)	93,200	—	93,200	—
Diversified Funds(e)	2,938	—	—	2,938

Total Fixed Income	96,138	—	93,200	2,938
Cash Equivalents:
Short-term Investment Funds(f)	4,327	—	4,327	—

Total Cash Equivalents	4,327	—	4,327	—
Other Investments:
Partnerships/Joint Ventures(g)	1,447	—	—	1,447

Total Other Investments	1,447	—	—	1,447

Total	$251,094	$112	$246,597	$4,385

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.
(b)	Represents a pooled/separate account that tracks the MSCI EAFE Index.
(c)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% in international stocks.
(d)	Represents a pooled/separate account which tracks the overall performance of the Barclays Capital Long Term Government/Credit Index.
(e)

Represents a pooled/separate account investment in the General Investment Account of an investment manager. The account primarily invests in fixed income debt securities, such as high grade corporate bonds, government bonds and asset-backed securities.

(f)	Investment is comprised of high grade money market instruments with short-term maturities and high liquidity.
(g)	The majority of the total partnership balance is a partnership comprised of a portfolio of two limited partnership funds that invest in public and private equity.

Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of security being valued. The common stock investments held directly by the plans are actively traded and fair values are determined based on quoted prices in active markets and are therefore classified as Level 1 inputs in the fair value hierarchy.

Fair values of equity securities held through units of pooled or index funds are based on net asset value (NAV) of the units of the funds as determined by the fund manager. These funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. The fair value of pooled funds is determined by the value of the underlying assets held by the fund and the units outstanding. The values of the pooled funds are not directly observable, but are based on observable inputs and, accordingly, have been classified as Level 2 in the fair value hierarchy.

Fair values of fixed income bond funds are typically determined by reference to the values of similar securities traded in the marketplace and current interest rate levels. Multiple pricing services are typically employed to assist in determining these valuations. These investments are classified as Level 2 in the fair value hierarchy as all significant inputs into the valuation are readily observable in the marketplace. Investments in diversified funds and investments in partnerships/joint ventures are classified as Level 3 in the fair value hierarchy as their fair value is dependent on inputs and assumptions which are not readily observable in the marketplace.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012 is as follows (in thousands):

	Diversified Funds	Partnerships/ Joint Ventures	Total
Balance at December 31, 2011	$3,266	$1,580	$4,846
Actual return on plan assets:
Relating to instruments still held at reporting date	(212)	131	(81)
Purchases, sales and settlements (net)	(695)	—	(695)
Transfers in and/or out of Level 3	579	(264)	315

Balance at December 31, 2012	$2,938	$1,447	$4,385
Actual return on plan assets:
Relating to instruments still held at reporting date	119	(306)	(187)
Purchases, sales and settlements (net)	(828)	—	(828)
Transfers in and/or out of Level 3	864	(277)	587

Balance at December 31, 2013	$3,093	$864	$3,957

Defined Contribution Plans — Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by us. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 20% of a participant’s annual compensation and provide for employer matching and profit sharing contributions as determined by our Board of Directors. In addition, certain union hourly employees are participants in company-sponsored defined contribution plans, which provide for salary reduction contributions according to several schedules, including as a percentage of salary, various cents per hour and flat dollar amounts. Additionally, employer contributions are sometimes, although not always, provided according to various schedules ranging from flat dollar contributions to matching contributions as a percent of salary based on the employees deferral election.

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

Our participation in these multiemployer plans for the year ended December 31, 2013 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2013 and 2012 is for the plans’ year-end at December 31, 2012 and December 31, 2011, respectively. The zone status is based on information that we obtained from each plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP / RP Status Pending/ Implemented	Extended Amortization Provisions	Expiration Date of Associated Collective- Bargaining Agreement(s)
			2013	2012
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	May 31, 2014 – October 31, 2016
Central States, Southeast and Southwest Areas Pension Plan(2)	36-6044243	001	Red	Red	Implemented	No	March 31, 2014 – March 11, 2017
Retail, Wholesale & Department Store International Union and Industry Pension Fund(3)	63-0708442	001	Green	Green	N/A	Yes	February 1, 2014 – August 27, 2017
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(4)	23-6283288	001	Red	Red	Implemented	Yes	June 30, 2014 – September 30, 2017

(1)

We are party to approximately 30 collective bargaining agreements that require contributions to this plan. These agreements cover a large number of employee participants and expire on various dates between 2014 and 2016. We do not believe that any one agreement is substantially more significant than another as none of these agreements individually represent greater than 15% of the total employee participants covered under this plan.

(2)

There are approximately 30 collective bargaining agreements that govern our participation in this plan. The agreements expire on various dates between 2014 and 2017. The agreements expiring in 2015 represent approximately 30% of our total employee participants in this plan, and the agreements expiring in 2016 represent approximately 43% of our total participants in the plan. The remaining agreements have a wide variety of expiration dates between 2014 and 2017 and do not individually represent a significant percentage of our overall participants to this plan.

(3)

We are subject to approximately 10 collective bargaining agreements with respect to this plan. Approximately 25% and 53% of our employee participants in this plan are covered by the agreements expiring in 2014 and 2015, respectively.

(4)

We are party to three collective bargaining agreements with respect to this plan. The agreement expiring in September 2017 is the most significant as more than 85% of our employee participants in this plan are covered by that agreement.

Information regarding our contributions to our multiemployer pension plans is shown in the table below. There are no changes which materially affected the comparability of our contributions to each of these plans during the years ended December 31, 2013, 2012 and 2011.

Pension Fund	Employer Identification Number	Pension Plan Number	Dean Foods Company Contributions (in millions)
			2013	2012	2011	Surcharge Imposed(3)
Western Conference of Teamsters Pension Plan	91-6145047	001	$13.5	$12.7	$13.1	No
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	001	11.1	9.5	8.6	No
Retail, Wholesale & Department Store International Union and Industry Pension Fund(1)	63-0708442	001	1.3	1.3	1.2	No
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(1)	23-6283288	001	1.8	1.8	1.5	Yes
Other Funds(2)			1.4	1.7	0.2

Total Contributions			$29.1	$27.0	$24.6

(1)

During the 2012 and 2011 plan years, our contributions to these plans exceeded 5% of total plan contributions. At the date of filing of this Annual Report on Form 10-K, Forms 5500 were not available for the plan years ending in 2013.

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

Included in accumulated other comprehensive income at December 31, 2013 and 2012 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $742,000 ($453,000 net of tax) and $768,000 ($469,000 net of tax) and unrecognized actuarial losses of $2.3 million ($1.4 million net of tax) and $6.0 million ($3.7 million net of tax), respectively. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2014 is $65,000 ($40,000 net of tax) and $75,000 ($46,000 net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2013	2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$37,428	$32,508
Service cost	816	589
Interest cost	1,223	1,350
Employee contributions	415	466
Actuarial (gain) loss	(1,102)	3,317
Benefits paid	(1,550)	(2,670)
Plan amendments	—	—
Plan curtailments	—	—
Other	—	1,868

Benefit obligation at end of year	37,230	37,428
Fair value of plan assets at end of year	—	—

Funded status	$(37,230)	$(37,428)

The unfunded portion of the liability of $37.2 million at December 31, 2013 is recognized in our Consolidated Balance Sheet and includes $2.8 million classified as a current accrued postretirement liability.

A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2013 and 2012 follows:

	December 31
	2013	2012
Healthcare inflation:
Healthcare cost trend rate assumed for next year	7.90%	8.20%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year of ultimate rate achievement	2029	2029
Weighted average discount rate	4.64%	3.38%

A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	Year Ended December 31
	2013	2012	2011
Healthcare inflation:
Healthcare cost trend rate assumed for next year	8.20%	8.50%	8.70%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%
Year of ultimate rate achievement	2029	2029	2029
Weighted average discount rate	3.38%	4.34%	4.68%

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$2,039	$1,939	$789
Amortizations:
Prior service cost	26	26	(66)
Unrecognized net loss	298	129	494
Other	2,286	1,868	16,012	(1)

Net periodic benefit cost	$4,649	$3,962	$17,229

(1)

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$283	$(237)
Effect on postretirement obligation	3,775	(3,266)

We expect to contribute $2.8 million to the postretirement health care plans in 2014. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2014	$2.8 million
2015	2.7 million
2016	2.7 million
2017	2.7 million
2018	2.8 million
Next five years	15.2 million

17.	ASSET IMPAIRMENT CHARGES AND FACILITY CLOSING AND REORGANIZATION COSTS

Asset Impairment Charges

We evaluate our long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. As a result of certain changes to our business, including the loss of a portion of a significant customer’s volume and related plans for consolidating our production network, during the year ended December 31, 2013 we evaluated the impact that we expect these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability.

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

The results of our analysis indicated impairments of our plant, property and equipment of $35.5 million and impairments related to certain intangible assets of approximately $7.9 million, which are described more fully in Note 7. All of these charges were recorded during the year ended December 31, 2013 and are reflected in the impairment of goodwill and other long-lived assets line in our Consolidated Statements of Operations. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Closure of facilities(1)	$20,845	$18,536	$18,751
Organization Optimization Initiative(2)	5	(872)	24,878
Department Realignment(3)	—	(96)	2,535
Functional Realignment(4)	892	32,219	—
Field and Functional Reorganization(5)	5,266	6,000	—
Other	—	—	(476)

Total	$27,008	$55,787	$45,688

(1)

These charges in 2013, 2012 and 2011 primarily relate to facility closures in Denver, Colorado; Waco, Texas; Springfield, Virginia; Buena Park, California; Shreveport, Louisiana; Evart, Michigan; Bangor, Maine; and Mendon, Massachusetts, as well as other approved closures. We have incurred $38.2 million of charges to date related to our active restructuring initiatives. We expect to incur additional charges related to these facility closures of $4.2 million, related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain it is likely that we will close additional facilities in the future.

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

(4)

During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal was to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that was incremental to any other prior cost savings initiative. This initiative was focused on aligning key functions within our legacy Fresh Dairy Direct operations under a single leadership team and permanently removing costs from the organization and certain functions that supported this segment of our business. During the first half of 2012, we eliminated approximately 120 positions at our corporate headquarters that directly supported the former Fresh Dairy Direct business. Charges recorded during 2013 and 2012 are related to workforce reduction costs, the write-down of certain information technology assets and leasehold improvements, lease termination costs and costs associated with exiting other commitments deemed not necessary to execute our new strategy. We have incurred total charges of approximately $33.1 million under this initiative to date and we do not expect to incur any material future charges related to this plan.

(5)

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

Activity for 2013 and 2012 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2011	Charges	Payments	Accrued Charges at December 31, 2012	Charges	Payments	Accrued Charges at December 31, 2013
	(In thousands)
Cash charges:
Workforce reduction costs	$5,185	$26,260	$(19,866)	$11,579	$11,872	$(14,423)	$9,028
Shutdown costs	(41)	1,579	(1,538)	—	6,051	(6,051)	—
Lease obligations after shutdown	—	2,798	(812)	1,986	7,822	(1,447)	8,361
Other	3	2,158	(1,934)	227	1,404	(1,631)	—

Subtotal	$5,147	32,795	$(24,150)	$13,792	27,149	$(23,552)	$17,389

Non-cash charges:
Write-down of assets(1)		23,411			3,270
(Gain)/Loss on sale of related assets		(580)			(3,858)
Other		161			447

Total charges		$55,787			$27,008

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

18.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$90,695	$134,979	$160,570
Net cash paid (received) for taxes	401,641	147,580	(34,467)
Non-cash additions to property, plant and equipment, including capital leases	6,672	4,060	9,926

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

Insurance — We use a combination of insurance and self-insurance for a number of risks, including property, workers’ compensation, general liability, automobile liability, product liability and employee health care utilizing high deductibles. Deductibles vary due to insurance market conditions and risk. Liabilities associated with these risks are estimated considering historical claims experience and other actuarial assumptions. Based on current information, we believe that we have established adequate reserves to cover these claims. At December 31, 2013 and 2012, we recorded accrued liabilities related to these retained risks of $146.4 million and $168.2 million, respectively, including both current and long-term liabilities.

Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, including our distribution fleet, have lease terms ranging from one to 20 years. We had an immaterial amount of capital lease obligations as of December 31, 2013 and no capital lease obligations as of December 31, 2012. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense was $124.7 million, $126.2 million and $132.1 million for 2013, 2012 and 2011, respectively.

Future minimum payments at December 31, 2013, under non-cancelable operating leases with terms in excess of one year are summarized below:

Operating Leases
(In thousands)
2014	77,583
2015	58,748
2016	35,590
2017	26,960
2018	21,927
Thereafter	19,354

Total minimum lease payments	$240,162

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

Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Briefing on the appeal was completed on April 5, 2013, oral argument occurred on July 25, 2013. On January 3, 2014, the appeals court reversed the judgment for the defendants, including the Company, on one of the original five counts in the Tennessee Retailer Action. If the Court of Appeals’ ruling stands, the case will return to the trial court for further proceedings on that one count. We remain confident that we have operated lawfully and fairly at all times in the Southeast. Defendants, including the Company, have asked the full Court of Appeals to reconsider the panel’s ruling. The Company is awaiting a decision from the Court of Appeals on its request for reconsideration.

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

Other than the material pending legal proceeding set forth above under “Tennessee Retailer and Indirect Purchaser Actions”, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth within this section.

Other

In late 2013, we either settled or entered into settlement negotiations with the vast majority of states in regards to our obligations under state unclaimed property laws, the results of which did not have a material adverse impact on our financial position, results of operations or cash flows.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating income (loss):
Dean Foods	$202,720	$259,013	$162,614
Facility closing and reorganization costs	(27,008)	(55,787)	(45,688)
Litigation settlements	1,019	—	(131,300)
Impairment of goodwill and other long-lived assets	(43,441)	—	(2,075,836)
Other operating income (loss)	(2,494)	57,459	13,785

Total	130,796	260,685	(2,076,425)
Other (income) expense:
Interest expense	200,558	150,589	177,449
Loss on early retirement of debt	63,387	—	—
Gain on disposition of WhiteWave common stock	(415,783)	—	—
Other income, net	(400)	(1,664)	(2,037)

Consolidated income (loss) from continuing operations before income taxes	$283,034	$111,760	$(2,251,837)

Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the years ended December 31, 2013, 2012 and 2011. None of our long-lived assets are associated with our foreign operations.

Significant Customers — Our largest customer accounted for approximately 19% of our consolidated net sales in 2013, 23% in 2012 and 22% in 2011.

21.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2013 and 2012.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share data)
2013
Net sales	$2,292,430	$2,227,542	$2,200,899	$2,295,450
Gross profit	495,232	472,300	441,285	445,770
Income (loss) from continuing operations	(20,740)	(32,057)	415,518	(37,362)
Net income (loss) (1)(4)	495,797	(53,883)	415,120	(37,677)
Net income (loss) attributable to Dean Foods Company(1)	492,605	(56,870)	415,120	(37,677)
Earnings (loss) per common share from continuing operations(2) (6):
Basic	(0.22)	(0.34)	4.41	(0.40)
Diluted	(0.22)	(0.34)	4.36	(0.40)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share data)
2012
Net sales	$2,347,722	$2,234,841	$2,236,969	$2,455,130
Gross profit	531,144	539,902	508,410	515,803
Income (loss) from continuing operations	(1,358)	19,603	(2,192)	7,762
Net income(1)(5)	37,883	56,165	36,441	30,552
Net income attributable to Dean Foods Company(1)	37,883	56,165	36,441	28,133
Earnings (loss) per common share from continuing operations (2) (6):
Basic	(0.01)	0.21	(0.02)	0.08
Diluted	(0.01)	0.21	(0.02)	0.08

(1)

The results for the first, second, third and fourth quarters of 2013 include facility closing and reorganization costs, net of tax, of $3.6 million, $3.2 million, $4.7 million and $5.9 million, respectively. See Note 17.

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

(4)

Results for 2013 include a gain of $415.8 million related to the disposition of our remaining investment in WhiteWave common stock, a charge of $22.9 million, net of tax, related to impairments of property, plant & equipment (Note 17), a charge of $5.1 million, net of tax, related to impairments of intangible assets (Note 7), and a loss of $38.7 million, net of tax, related to the early retirement of a portion of our senior notes due 2018 and senior notes due 2016 (Note 10).

(5)	Results for 2012 include a net after-tax loss of $10.4 million related to the July 3, 2012 sale of our investment in CCC. See Note 4.
(6)

Basic and diluted earnings (loss) per common share for the first and second quarters of 2013 and for each of the quarters in the year ended December 31, 2012 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dean Foods Company

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company discontinued its operations of WhiteWave Foods Company (WhiteWave) and the Morningstar division when it completed the spin-off transaction of WhiteWave on May 23, 2013 and entered into an agreement to sell the Morningstar division on December 2, 2012. The operating results of the WhiteWave and the Morningstar division have been reclassified as discontinued operations in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Tread way Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2014

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this annual report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dean Foods Company

Dallas, Texas

We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 31, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s reporting of its WhiteWave Foods Company and Morningstar division as discontinued operations.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our proxy statement (to be filed) for our May 14, 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Incorporated herein by reference to our proxy statement (to be filed) for our May 14, 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement (to be filed) for our May 14, 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement (to be filed) for our May 14, 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement (to be filed) for our May 14, 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits	and Financial Statement Schedule

Financial Statements

The following Consolidated Financial Statements are filed as part of this Form 10-K or are incorporated herein as indicated:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President and Chief Accounting Officer

Dated February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/S/ TOM C. DAVIS Tom C. Davis	Chairman of the Board	February 24, 2014

/S/ GREGG A. TANNER Gregg A. Tanner	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2014

/S/ CHRIS BELLAIRS Chris Bellairs	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2014

/S/ SCOTT K. VOPNI Scott K. Vopni	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2014

/S/ JANET HILL Janet Hill	Director	February 24, 2014

/S/ WAYNE MAILLOUX Wayne Mailloux	Director	February 24, 2014

/S/ JOHN R. MUSE John R. Muse	Director	February 24, 2014

/S/ HECTOR M. NEVARES Hector M. Nevares	Director	February 24, 2014

/S/ JIM L. TURNER Jim L. Turner	Director	February 24, 2014

/S/ ROBERT TENNANT WISEMAN Robert Tennant Wiseman	Director	February 24, 2014

S-1

SCHEDULE II

DEAN FOODS COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2013, 2012 and 2011

Description	Balance at Beginning of Period	Charged to (Reduction in) Costs and Expenses	Other	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2013
Allowance for doubtful accounts	$12,522	$3,197	$278	$(3,914)	$12,083
Deferred tax asset valuation allowances	7,570	1,163	—	—	8,733

Year ended December 31, 2012
Allowance for doubtful accounts	$9,157	$4,970	$214	$(1,819)	$12,522
Deferred tax asset valuation allowances	8,667	(1,097)	—	—	7,570

Year ended December 31, 2011
Allowance for doubtful accounts	$13,678	$1,772	$(140)	$(6,153)	$9,157
Deferred tax asset valuation allowances	7,194	1,473	—	—	8,667

INDEX TO EXHIBITS

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
2.1

Membership Interest Purchase Agreement, dated as of December 2, 2012, by and among Saputo Cheese USA Inc., Suiza Dairy Group, LLC, Dean Foods Company and, solely with respect to certain provisions therein, Saputo Inc.

		Current Report on Form 8-K	December 4, 2012

3.1	Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.2	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012	August 7, 2012

3.3	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.4	Amended and Restated Bylaws	Current Report on Form 8-K	May 17, 2012

4.1	Specimen of Common Stock Certificate	Current Report on Form 8-K	August 15, 2013

4.2	Indenture, dated as of May 15, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.3	Supplemental Indenture No. 1, dated as of May 17, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.4	Supplemental Indenture No. 2, dated as of July 31, 2007, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

4.5	Supplemental Indenture No. 6, dated as of December 16, 2010, between us, the subsidiary guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K	December 16, 2010

*10.1	Third Amended and Restated 1989 Dean Foods Company Stock Awards Plan	Annual Report on Form 10-K for the year ended December 31, 2004	March 16, 2005

*10.2	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.3	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.4	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.5	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.6	Dean Foods Company Amended and Restated Executive Severance Pay Plan	Current Report on Form 8-K	November 19, 2010

*10.7	Form of Amended and Restated Change in Control Agreement for our executive officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.8	Forms of Amended and Restated Change in Control Agreement for certain other officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.9	Form of Change in Control Agreement for our executive officers — effective August 2011	Annual Report on Form 10-K for the year ended December 31, 2011	February 27, 2012

*10.10	Form of Change in Control Agreement for certain other officers — effective August 2011	Annual Report on Form 10-K for the year ended December 31, 2011	February 27, 2012

*10.11	Form of Change in Control Agreement	Current Report on Form 8-K	May 7, 2013

*10.12	Form of Change in Control Agreement for the Company’s Chief Executive Officer and Executive Vice Presidents	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

*10.13	Ninth Amended and Restated 1997 Stock Option and Restricted Stock Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	May 9, 2012

*10.14	Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007

*10.15	Dean Foods Company 2007 Stock Incentive Plan, as amended	Current Report on Form 8-K	May 20, 2013

*10.16	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.17	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.18	Form of Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.19	Form of Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.20	Form of Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.21	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.22	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.23	Form of 2013 Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.24	Form of 2013 Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.25	Form of 2013 Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.26	Form of 2013 Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.27	Form of Director’s Master Restricted Stock Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.28	2012 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	March 9, 2012

*10.29	2013 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	February 21, 2013

*10.30	Employment Agreement between the Company and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.31	Proprietary Information, Inventions and Non-Compete Agreement between the Company and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.32	Employment Agreement between the Company and Gregg Tanner dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.33	Employment Agreement between the Company and Shaun Mara dated April 21, 2010	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.34	Promotion Letter between the Company and Shaun Mara dated November 16, 2010	Current Report on Form 8-K/A	November 19, 2010

*10.35	Letter Agreement between the Company and Shaun Mara dated November 7, 2012	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012	November 8, 2012

*10.36	Modification to Letter Agreement between the Company and Shaun Mara dated February 18, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.37	Employment Agreement between the Company and Steven J. Kemps dated July 8, 2008	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.38	Letter Agreement between the Company and Steven J. Kemps dated November 7, 2012	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012	November 8, 2012

*10.39	Modification to Letter Agreement between the Company and Steven J. Kemps dated February 18, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.40	Employment Agreement between the Company and Kelly Duffin-Maxwell dated April 9, 2008	Quarterly Report on Form 10-Q for the quarter ended March 31, 2008	May 12, 2008

*10.41	Employment Agreement between the Company and Blaine McPeak dated October 14, 2009	Annual Report on Form 10-K for the year ended December 31, 2009	February 25, 2010

*10.42	Employment Agreement among the Company, The WhiteWave Foods Company and Blaine E. McPeak dated December 4, 2012	Current Report on Form 8-K	December 10, 2012

*10.43	Amendment to Amended and Restated Change in Control Agreement between the Company and Blaine E. McPeak dated December 4, 2012	Current Report on Form 8-K	December 10, 2012

*10.44	Employment Agreement among the Company, The WhiteWave Foods Company and Gregg L. Engles dated December 4, 2012	Current Report on Form 8-K	December 10, 2012

*10.45	Amendment to Amended and Restated Change in Control Agreement between the Company and Gregg L. Engles dated December 4, 2012	Current Report on Form 8-K	December 10, 2012

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.46	Letter Agreement between the Company and Kevin C. Yost dated February 5, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	May 10, 2011

*10.47	Letter Agreement between the Company and Kevin C. Yost dated May 19, 2011	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	August 9, 2011

*10.48	Letter Agreement between the Company and Kevin C. Yost dated November 20, 2012	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.49	Employment Agreement between the Company and Chris Bellairs, dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.50	Employment Agreement between the Company and Rachel Gonzalez, dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.51	Employment Agreement between the Company and Kim Warmbier, dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.52	Employment Agreement between the Company and Marty Devine, dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.53	Employment Agreement between the Company and Shay Braun, dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.54	Form of Indemnification Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.55	Employment Agreement between the Company and Martin J. Devine, dated November 6, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

*10.56	Promotion Letter between the Company and Shay Braun, dated October 15, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

*10.57	Offer Letter between the Company and Charles A. “Tony” Brooks, dated February 18, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

*10.58	Letter between the Company and Tony Brooks Revising Certain Compensation Matters, dated October 15, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

*10.59	Offer Letter between the Company and Brian Murphy, dated September 11, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

10.60	Distribution Agreement between the Company and TreeHouse Foods dated June 27, 2005	Current Report on Form 8-K	June 27, 2005

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.61	Tax Sharing Agreement dated June 27, 2005 between the Company and TreeHouse Foods	Current Report on Form 8-K	June 27, 2005

10.62

Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 2, 2007 among Dairy Group Receivables L.P., Dairy Group Receivables II, L.P., WhiteWave Receivables, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and JPMorgan Chase Bank, N.A., as Agent

		Current Report on Form 8-K	April 4, 2007

10.63	Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated March 31, 2008	Current Report on Form 8-K	April 4, 2008

10.64	Amendment No. 4 to Fifth Amended and Restated Receivables Purchase Agreement dated April 4, 2008	Current Report on Form 8-K	April 4, 2008

10.65	Amendment No. 5 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated April 30, 2008	Current Report on Form 8-K	May 1, 2008

10.66	Amendment No. 7 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated March 30, 2009	Current Report on Form 8-K	April 3, 2009

10.67	Amendment No. 9 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated March 29, 2010	Current Report on Form 8-K	March 31, 2010

10.68	Amendment No. 10 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated June 30, 2010	Current Report on Form 8-K	July 1, 2010

10.69	Amendment No. 11 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated December 9, 2010	Current Report on Form 8-K	December 9, 2010

10.70	Amendment No. 12 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking, dated September 28, 2011	Current Report on Form 8-K	October 3, 2011

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.71	Amendment No. 17 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated March 8, 2013	Current Report on Form 8-K	March 14, 2013

10.72	Amendment No. 18 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated July 2, 2013	Current Report on Form 8-K	July 8, 2013

10.73	Amendment No. 19 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated October 7, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

10.74

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

		Current Report on Form 8-K	July 1, 2010

10.75	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of December 9, 2010	Current Report on Form 8-K	December 9, 2010

10.76

Credit Agreement, dated July 2, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, CoBank, ABC, Credit Agricole Corporate & Investment Bank, Coöperatieve Centrale Raiffeisen – Boerenleenbank, B.A. “Roabobank Nederland,” New York Branch, Suntrust Bank and Wells Fargo Bank, National Association, as co-documentation agents, and certain other lenders party thereto

		Current Report on Form 8-K	July 8, 2013

10.77	Loan Agreement, dated as of July 11, 2013, among the Company, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated	Current Report on Form 8-K	July 15, 2013

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.78	The WhiteWave Foods Company 2012 Stock Incentive Plan	Current Report on Form 8-K	October 17, 2012

10.79	Separation and Distribution Agreement, dated October 25, 2012, by and among Dean Foods Company, The WhiteWave Foods Company and WWF Operating Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.80	Transition Services Agreement, dated October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company, as amended	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.81	Amendment 1 to Transitional Services Agreement, dated November 20, 2012, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.82	Amendment 2 to Transitional Services Agreement, dated December 28, 2012, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.83	Amendment 5 to Transitional Services Agreement, dated May 28, 2013, by and between Dean Foods Company and The WhiteWave Foods Company	Filed herewith

10.84	Amendment 6 to Transitional Services Agreement, dated November 13, 2013, by and between Dean Foods Company and The WhiteWave Foods Company	Filed herewith

10.85	Amendment 7 to Transitional Services Agreement, dated December 31, 2013, by and between Dean Foods Company and The WhiteWave Foods Company	Filed herewith

10.86	Tax Matters Agreement, dated October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.87	Amended and Restated Tax Matters Agreement dated May 1, 2013	Quarterly Report on Form 10-Q for the quarter ended March 31, 2013	May 9, 2013

10.88	Registration Rights Agreement, dated October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.89	Employee Matters Agreement, dated October 25, 2012, by and between Dean Foods Company, The WhiteWave Foods Company, and WWF Operating Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.90(†)

Supplier Agreement, dated August 19, 2013, by and among the Company, Wal-Mart Stores, Inc., Wal-Mart Stores East, L.P., Wal-Mart Stores East, Inc., Wal-Mart Stores Texas, L.P., Sam’s West, Inc., Sam’s East, Inc. and affiliates

		Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99	Supplemental Unaudited Financial Information for Dean Holding Company	Filed herewith

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

(1)	Submitted electronically herewith

(†)	Confidential treatment previously granted by the Securities and Exchange Commission in connection with the filing of the registrant’s Quarterly Report on Form 10-Q filed November 12, 2013.

*	This exhibit is a management or compensatory contract.

Attached as Exhibit 101 to this report are the following materials from Dean Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.