Form 10-Q
period 2014-03-31
DEAN FOODS CO
filed 2014-05-08
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of April 25, 2014, the number of shares of the registrant's common stock outstanding was: 93,473,435
Common Stock, par value $.01

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$57,751	$16,762
Receivables, net allowances of $12,890 and $12,083	775,268	752,234
Income tax receivable	38,237	15,915
Inventories	286,091	262,858
Deferred income taxes	50,231	60,143
Prepaid expenses and other current assets	35,127	42,786
Total current assets	1,242,705	1,150,698
Property, plant and equipment, net	1,202,754	1,216,047
Goodwill	86,841	86,841
Identifiable intangible and other assets, net	302,789	312,836
Deferred income taxes	28,353	35,623
Total	$2,863,442	$2,802,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$802,391	$761,288
Current portion of debt	698	698
Current portion of litigation settlements	18,605	19,101
Total current liabilities	821,694	781,087
Long-term debt	962,657	896,564
Deferred income taxes	103,551	100,691
Other long-term liabilities	264,728	273,314
Long-term litigation settlements	34,494	36,074
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 93,471,774 and 94,831,377 shares issued and outstanding, with a par value of $0.01 per share	935	948
Additional paid-in capital	761,224	791,276
Accumulated deficit	(29,675)	(20,719)
Accumulated other comprehensive loss	(56,166)	(57,190)
Total stockholders’ equity	676,318	714,315
Total	$2,863,442	$2,802,045

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31
	2014	2013
Net sales	$2,341,040	$2,292,430
Cost of sales	1,924,865	1,797,198
Gross profit	416,175	495,232
Operating costs and expenses:
Selling and distribution	339,379	339,997
General and administrative	72,299	84,964
Amortization of intangibles	744	950
Facility closing and reorganization costs	977	5,610
Litigation settlements	(2,521)	—
Impairment of long-lived assets	—	33,915
Total operating costs and expenses	410,878	465,436
Operating income	5,297	29,796
Other (income) expense:
Interest expense	15,023	59,649
Other (income) expense, net	(321)	165
Total other expense	14,702	59,814
Loss from continuing operations before income taxes	(9,405)	(30,018)
Income tax expense (benefit)	387	(9,278)
Loss from continuing operations	(9,792)	(20,740)
Income from discontinued operations, net of tax	—	24,652
Gain on sale of discontinued operations, net of tax	836	491,885
Net income (loss)	(8,956)	495,797
Net income attributable to non-controlling interest in discontinued operations	—	(3,192)
Net income (loss) attributable to Dean Foods Company	$(8,956)	$492,605
Average common shares (1):
Basic	94,398,665	93,010,596
Diluted	94,398,665	93,010,596
Basic earnings (loss) per common share (1):
Loss from continuing operations	$(0.10)	$(0.22)
Income from discontinued operations attributable to Dean Foods Company	0.01	5.52
Net income (loss) attributable to Dean Foods Company	$(0.09)	$5.30
Diluted earnings (loss) per common share (1):
Loss from continuing operations	$(0.10)	$(0.22)
Income from discontinued operations attributable to Dean Foods Company	0.01	5.52
Net income (loss) attributable to Dean Foods Company	$(0.09)	$5.30

(1)
For the period ended March 31, 2013, basic and diluted earnings (loss) per common share and average basic and diluted shares outstanding have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2014	2013
Net income (loss)	$(8,956)	$495,797
Other comprehensive income (loss):
Cumulative translation adjustments	555	(15,050)
Net change in fair value of derivative instruments, net of tax	(16)	20,460
Net pension and other postretirement liability adjustment, net of tax	705	2,851
Reclassification to income statement related to de-designation of cash flow hedges	(220)	—
Other comprehensive income	1,024	8,261
Comprehensive income (loss)	(7,932)	504,058
Comprehensive income attributable to non-controlling interest	—	1,146
Comprehensive income (loss) attributable to Dean Foods Company	$(7,932)	$502,912

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, December 31, 2013	94,831,377	$948	$791,276	$(20,719)	$(57,190)	$714,315
Issuance of common stock, net of tax impact of share-based compensation	367,672	4	524	—	—	528
Share-based compensation expense	—	—	950	—	—	950
Repurchase of common stock	(1,727,275)	(17)	(24,983)	—	—	(25,000)
Cash dividends paid			(6,543)	—	—	(6,543)
Net income (loss)	—	—	—	(8,956)	—	(8,956)
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $11	—	—	—	—	(16)	(16)
Amounts reclassified to income statement related to de-designation of cash flow hedges, net of tax benefit of $139	—	—	—	—	(220)	(220)
Cumulative translation adjustment	—	—	—	—	555	555
Pension and other postretirement benefit liability adjustment, net of tax of $803	—	—	—	—	705	705
Balance, March 31, 2014	93,471,774	$935	$761,224	$(29,675)	$(56,166)	$676,318

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock(1)			Retained	Accumulated	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital(1)	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2012	92,781,767	$928	$1,376,740	$(833,897)	$(186,584)	$102,441	$459,628
Issuance of common stock, net of tax impact of share-based compensation	476,351	5	(1,421)	—	—	—	(1,416)
Share-based compensation expense	—	—	1,300	—	—	—	1,300
Share-based compensation expense for subsidiary shares	—	—	—	—	—	6,266	6,266
Net income attributable to non-controlling interest	—	—	—	—	—	3,192	3,192
Net income attributable to Dean Foods Company	—	—	—	492,605	—	—	492,605
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax of $693	—	—	—	—	972	11	983
Amounts reclassified to income statement related to hedging activities, net of tax of $12,175	—	—	—	—	19,477	—	19,477
Cumulative translation adjustment	—	—	—	—	(12,986)	(2,064)	(15,050)
Pension and other postretirement benefit liability adjustment, net of tax of $1,555	—	—	—	—	2,844	7	2,851
Other activity with non-controlling interest	—	—	(7,589)	—	—	7,589	—
Balance, March 31, 2013	93,258,118	$933	$1,369,030	$(341,292)	$(176,277)	$117,442	$969,836

(1)	Common Stock and Additional Paid-In Capital at December 31, 2012 and March 31, 2013 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.
See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(8,956)	$495,797
Income from discontinued operations, net of tax	—	(24,652)
Gain on sale of discontinued operations, net of tax	(836)	(491,885)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	40,246	45,304
Share-based compensation expense	1,695	3,311
(Gain) loss on divestitures and other, net	(1,224)	81
Impairment of long-lived assets	—	33,915
Write-off of financing costs	—	1,426
Deferred income taxes	18,772	(8,798)
Litigation settlements	(2,521)	—
Other, net	517	(2,076)
Changes in operating assets and liabilities:
Receivables, net	(18,972)	(40,910)
Inventories	(23,230)	(26,771)
Prepaid expenses and other assets	4,846	(6,197)
Accounts payable and accrued expenses	44,950	(55,742)
Termination of interest rate swap liability	—	(28,147)
Income tax receivable/payable	(22,488)	13,885
Net cash provided by (used in) operating activities-continuing operations	32,799	(91,459)
Net cash used in operating activities-discontinued operations	—	(14,046)
Net cash provided by (used in) operating activities	32,799	(105,505)
Cash flows from investing activities:
Payments for property, plant and equipment	(28,035)	(15,801)
Proceeds from sale of fixed assets	1,372	1,397
Net cash used in investing activities-continuing operations	(26,663)	(14,404)
Net cash provided by investing activities-discontinued operations	—	1,420,843
Net cash provided by (used in) investing activities	(26,663)	1,406,439
Cash flows from financing activities:
Repayments of debt	(164)	(1,027,197)
Proceeds from senior secured revolver	701,795	154,250
Payments for senior secured revolver	(423,105)	(396,350)
Proceeds from receivables-backed facility	501,000	220,000
Payments for receivables-backed facility	(714,000)	(220,000)
Common stock repurchase	(25,000)	—
Cash dividend paid	(6,543)	—
Payments of financing costs	—	(575)
Issuance of common stock, net of share repurchases for withholding taxes	869	(753)
Tax savings on share-based compensation	259	232
Net cash provided by (used in) financing activities-continuing operations	35,111	(1,270,393)
Net cash used in financing activities-discontinued operations	—	(36,500)
Net cash provided by (used in) financing activities	35,111	(1,306,893)
Effect of exchange rate changes on cash and cash equivalents	(258)	371
Change in cash and cash equivalents	40,989	(5,588)
Cash and cash equivalents, beginning of period	16,762	24,657
Cash and cash equivalents, end of period	$57,751	$19,069

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013
(Unaudited)
1. General
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of milk and other dairy and dairy case products in the United States. We have aligned our leadership teams, operating strategies and supply chain initiatives under a single operating and reportable segment. We process and distribute fluid milk and other dairy products, including ice cream, ice cream mix and cultured products, which are marketed under more than 50 local and regional dairy brands and a wide array of private labels. We also produce and distribute Tru Moo®, which is our nationally branded, reformulated flavored milk, as well as juices, teas, bottled water and other products.
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 24, 2014. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three month period ended March 31, 2014 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K.
In August 2013, we effected a 1-for-2 reverse stock split of our issued common stock. Each stockholder’s percentage ownership and proportional voting power remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the unaudited Condensed Consolidated Financial Statements and notes thereto have been adjusted retroactively to give effect to the 1-for-2 reverse stock split.
Due to the separation of The WhiteWave Foods Company (“WhiteWave”) in 2013, WhiteWave operating results are presented as discontinued operations and all intersegment sales between WhiteWave and us, previously recorded as intersegment sales and eliminated in consolidation prior to the disposition, are now third-party sales that, along with their related costs, are no longer eliminated in consolidation. Operating results herein for the first quarter ended March 31, 2013 have been recast to present results on a comparable basis.
Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.
Recently Issued Accounting Pronouncements — On April 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We are required to adopt the standard prospectively to new disposals and new classifications of disposal groups as held for sale beginning the first quarter of 2015. We do not expect the adoption of this standard to have a material impact on our unaudited Condensed Consolidated Financial Statements.
Cashflow Non Cash Item — During the three months ended March 31, 2014, we completed the sale of $4.5 million of assets held for sale related to closed production facilities, however payment was not received until April 1, 2014. This transaction is reflected as a non-cash transaction in the unaudited Condensed Consolidated Statement of Cash Flows as of March 31, 2014.
2. Discontinued Operations
WhiteWave and Morningstar
We separated our WhiteWave business from the Company in a series of three transactions: an initial public offering for 13.3% of the WhiteWave common stock in the fourth quarter of 2012; a tax-free spin-off of 66.8% of the WhiteWave common stock in the second quarter of 2013; and a tax-free debt for equity exchange of 19.9% of the WhiteWave common stock in the third quarter of 2013. Refer to our 2013 Annual Report on Form  10-K for more information about the WhiteWave separation. While we are a party to a separation and distribution agreement and various other agreements relating to the separation, including a transitional services agreement, an amended and restated tax matters agreement, an employee matters agreement and certain other commercial agreements, we have determined that the continuing cash flows generated by these agreements (which are not expected to extend beyond December 2014) did not constitute significant continuing involvement in the operations of WhiteWave. Accordingly, the net assets, operating results and cash flows of WhiteWave, previously reported in the WhiteWave segment, were reclassified to discontinued operations beginning in the second quarter of 2013 and have accordingly been separately reflected as discontinued operations for the three months ended March 31, 2013. WhiteWave is a stand-alone public company which separately reports its financial results.
In January 2013, we completed the sale of our Morningstar division to a third party for net proceeds of approximately $1.45 billion. We recorded a gain of $871.3 million ($492.2 million, net of tax) on the sale of Morningstar in the first quarter of 2013. The operating results of our Morningstar division have been included in discontinued operations for the three months ended March 31, 2013.
The following is a summary of operating results and certain other directly attributable expenses, including interest expense, which are included in discontinued operations for the three months ended March 31, 2013:

	WhiteWave	Morningstar	Total
	(In thousands)
Operations:
Net sales	$586,346	$5,919	$592,265
Income before income taxes	37,150	609	37,759
Income tax	(12,875)	(232)	(13,107)
Net income	$24,275	$377	$24,652

Transaction expenses directly attributable to discontinued operations were $3.5 million related to WhiteWave and were included in discontinued operations for the three months ended March 31, 2013. There were no transaction expenses directly attributable to discontinued operations during the three months ended March 31, 2014. There were no transaction expenses during the periods presented related to Morningstar.

Other
During the three months ended March 31, 2014, we recognized a $0.8 million gain, net of tax, from a favorable taxing authority settlement related to prior discontinued operations.
3. Inventories
Inventories, net of obsolescence reserves of $0.4 million and $0.8 million at March 31, 2014 and December 31, 2013, respectively, consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$112,381	$103,023
Finished goods	173,710	159,835
Total	$286,091	$262,858
4. Goodwill and Intangible Assets
Upon completion of the WhiteWave separation, our remaining goodwill of $86.8 million is attributable to our ongoing dairy operations. There were no changes in our goodwill balance during the three months ended March 31, 2014.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$221,681	$—	$221,681	$221,681	$—	$221,681
Intangible assets with finite lives:
Customer-related and other	49,225	(29,219)	20,006	49,225	(28,575)	20,650
Trademarks	8,096	(5,097)	2,999	8,096	(5,002)	3,094
Total	$279,002	$(34,316)	$244,686	$279,002	$(33,577)	$245,425

Amortization expense on intangible assets for the three months ended March 31, 2014 and 2013 was $0.7 million and $1.0 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2014	$2.9
2015	2.9
2016	2.8
2017	2.2
2018	2.0

5. Debt
Our outstanding debt as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014			December 31, 2013
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$328,940	1.67	%*	$50,250	1.67	%*
Senior notes due 2016	475,637	7.00		475,579	7.00
Senior notes due 2018	23,812	9.75		23,812	9.75
	828,389			549,641
Subsidiary debt obligations:
Senior notes due 2017	133,317	6.90		132,808	6.90
Receivables-backed facility	—	—		213,000	1.19
Capital lease and other	1,649	—		1,813	—
	134,966			347,621
	963,355			897,262
Less current portion	(698)			(698)
Total long-term portion	$962,657			$896,564

*    Represents a weighted average rate, including applicable interest rate margins, for the credit facility.

The scheduled maturities of long-term debt at March 31, 2014 were as follows (in thousands):

2014	$534
2015	677
2016	476,627
2017	142,000
2018	352,752
Thereafter	—
Subtotal	972,590
Less discounts	(9,235)
Total outstanding debt	$963,355

Senior Secured Credit Facility — In July 2013, we executed a credit agreement pursuant to which the lenders provided us with a five-year senior secured revolving credit facility in the amount of up to $750 million. Under the agreement, we also have the right to request an increase of the aggregate commitment under the credit facility by, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The senior secured credit facility is available for the issuance of up to $200 million of letters of credit and up to $150 million of swing line loans. The facility will terminate in July 2018.
Loans outstanding under the senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.25% (1.75% as of March 31, 2014 ) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.25% (0.75% as of March 31, 2014 ) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.
The senior secured credit facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the credit agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The facility is secured by a first priority perfected security interest in substantially all of the personal property of us and our guarantors, whether consisting of tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the guarantors and (ii) 65% of our or any guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the credit agreement. The collateral does not include any real property, the capital stock and any assets of any unrestricted subsidiary, or any capital stock of any direct or indirect subsidiary of our wholly-owned indirect subsidiary Dean Holding Company ("Legacy Dean") which owns any real property.
The credit agreement governing the senior secured credit facility contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The credit agreement also contains customary events of default and related cure provisions.
At March 31, 2014, there were outstanding borrowings of $328.9 million under the senior secured revolving credit facility. Our average daily balance under the senior secured revolving credit facility during the three months ended March 31, 2014 was $54.3 million. There were no letters of credit issued under the senior secured revolving credit facility as of March 31, 2014.
Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility is available for the issuance of letters of credit of up to $300 million and has a liquidity termination date in March 2015.
Based on the monthly borrowing base formula, we had the ability to borrow up to $526 million of the total commitment amount under the receivables-backed facility as of March 31, 2014. The total amount of receivables sold to these entities as of March 31, 2014 was $699.8 million. During the first three months of 2014 we borrowed $501.0 million and repaid $714.0 million under the facility with no remaining drawn balance as of March 31, 2014. Excluding letters of credit in the aggregate amount of $235.5 million, the remaining available borrowing capacity was $290.5 million at March 31, 2014. Our average daily balance under this facility during the three months ended March 31, 2014 was $227.9 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin.
Under the senior secured credit facility and the receivables-backed facility, we are required to comply with (a) a maximum consolidated net leverage ratio of 3.50 to 1.00; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00, in each case, as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility.
We are currently in compliance with all covenants under our credit agreements, and we expect to maintain such compliance for the foreseeable future.
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We made the first installment payment in June 2013 and expect to make the second installment payment in June 2014. The amount of the letter of credit was reduced in 2013 to $60.9 million, to reflect the first installment payment.
Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and in 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act of 1933, as amended, and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature in December 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. During the fourth quarter of 2013, we retired $376.2 million principal amount of these notes pursuant to a cash tender offer. The carrying value of these notes on March 31, 2014 was $23.8 million.
Dean Foods Company Senior Notes due 2016 — In 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature in June 2016 and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. During the fourth quarter of 2013, we retired $23.8 million principal amount of these notes pursuant to a cash tender offer. The carrying value of these notes on March 31, 2014 was $475.6 million.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding and matures in October 2017. The carrying value of these notes at March 31, 2014 was $133.3 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
See Note 6 for information regarding the fair value of the 2016 and 2018 senior notes and the subsidiary senior notes due 2017 as of March 31, 2014.
Capital Lease Obligations and Other — Capital lease obligations as of March 31, 2014 and December 31, 2013 were comprised of a lease for land and building related to one of our production facilities. See Note 12.
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

Upon completion of the WhiteWave IPO, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors for the 2016 and 2018 senior notes. Therefore, the activity and balances allocated to discontinued operations related to WhiteWave have been recast in the tables below for all periods presented to include WhiteWave and its subsidiaries in the non-guarantor column as these parties are no longer guarantors of the 2016 or 2018 senior notes.

	Unaudited Condensed Consolidating Balance Sheet as of March 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,591	$7,208	$10,952	$—	$57,751
Receivables, net	2,723	86,383	686,162	—	775,268
Income tax receivable	31,885	6,352	—	—	38,237
Inventories	—	286,091	—	—	286,091
Intercompany receivables	—	5,776,059	—	(5,776,059)	—
Other current assets	2,650	82,391	317	—	85,358
Total current assets	76,849	6,244,484	697,431	(5,776,059)	1,242,705
Property, plant and equipment, net	—	1,202,653	101	—	1,202,754
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	77,523	253,561	58	—	331,142
Investment in subsidiaries	6,635,247	51,762	—	(6,687,009)	—
Total	$6,789,619	$7,839,301	$697,590	$(12,463,068)	$2,863,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$50,738	$751,632	$194	$(173)	$802,391
Intercompany payables	5,130,473	—	645,413	(5,775,886)	—
Current portion of debt	—	698	—	—	698
Current portion of litigation settlements	18,605	—	—	—	18,605
Total current liabilities	5,199,816	752,330	645,607	(5,776,059)	821,694
Long-term debt	828,389	134,268	—	—	962,657
Other long-term liabilities	50,602	317,456	221	—	368,279
Long-term litigation settlements	34,494	—	—	—	34,494
Total stockholders’ equity	676,318	6,635,247	51,762	(6,687,009)	676,318
Total	$6,789,619	$7,839,301	$697,590	$(12,463,068)	$2,863,442

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(12,289)	$17,433	$11,618	$—	$16,762
Receivables, net	1,932	72,660	677,642	—	752,234
Income tax receivable	10,374	5,541	—	—	15,915
Inventories	—	262,858	—	—	262,858
Intercompany receivables	—	5,728,284	(1)	(5,728,283)	—
Other current assets	6,944	95,927	58	—	102,929
Total current assets	6,961	6,182,703	689,317	(5,728,283)	1,150,698
Property, plant and equipment, net	—	1,215,888	159	—	1,216,047
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	90,269	258,109	81	—	348,459
Investment in subsidiaries	6,633,000	72,345	—	(6,705,345)	—
Total	$6,730,230	$7,815,886	$689,557	$(12,433,628)	$2,802,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,284	$713,625	$554	$(175)	$761,288
Intercompany payables	5,304,051	—	424,057	(5,728,108)	—
Current portion of debt	—	698	—	—	698
Current portion of litigation settlements	19,101	—	—	—	19,101
Total current liabilities	5,370,436	714,323	424,611	(5,728,283)	781,087
Long-term debt	549,641	133,923	213,000	—	896,564
Other long-term liabilities	59,764	314,149	92	—	374,005
Long-term litigation settlements	36,074	—	—	—	36,074
Total stockholders’ equity	714,315	6,653,491	51,854	(6,705,345)	714,315
Total	$6,730,230	$7,815,886	$689,557	$(12,433,628)	$2,802,045

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,338,054	$2,986	$—	$2,341,040
Cost of sales	—	1,922,473	2,392	—	1,924,865
Gross profit	—	415,581	594	—	416,175
Selling and distribution	—	339,079	300	—	339,379
General and administrative	(167)	71,867	599	—	72,299
Amortization of intangibles	—	744	—	—	744
Facility closing and reorganization costs	—	977	—	—	977
Litigation settlements	(2,521)	—	—	—	(2,521)
Interest expense	10,605	2,982	1,436	—	15,023
Other (income) expense, net	300	169	(790)	—	(321)
Loss from continuing operations before income taxes and equity in loss of subsidiaries	(8,217)	(237)	(951)	—	(9,405)
Income tax expense (benefit)	(921)	1,443	(135)	—	387
Income before equity in earnings (loss) of subsidiaries	(7,296)	(1,680)	(816)	—	(9,792)
Equity in loss of consolidated subsidiaries	(2,496)	(816)	—	3,312	—
Loss from continuing operations	(9,792)	(2,496)	(816)	3,312	(9,792)
Gain on sale of discontinued operations, net of tax	836	—	—	—	836
Net loss attributable to Dean Foods Company	(8,956)	(2,496)	(816)	3,312	(8,956)
Other comprehensive income, net of tax, attributable to Dean Foods Company	422	47	555	—	1,024
Comprehensive loss attributable to Dean Foods Company	$(8,534)	$(2,449)	$(261)	$3,312	$(7,932)

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,289,172	$3,258	$—	$2,292,430
Cost of sales	—	1,794,893	2,305	—	1,797,198
Gross profit	—	494,279	953	—	495,232
Selling and distribution	—	339,734	263	—	339,997
General and administrative	(3)	84,480	487	—	84,964
Amortization of intangibles	—	950	—	—	950
Facility closing and reorganization costs	—	5,610	—	—	5,610
Impairment of long-lived assets	—	30,501	3,414	—	33,915
Interest expense	55,692	2,885	1,072	—	59,649
Other (income) expense, net	—	362	(197)	—	165
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(55,689)	29,757	(4,086)	—	(30,018)
Income tax expense (benefit)	(20,309)	12,695	(1,664)	—	(9,278)
Income (loss) before equity in earnings (loss) of subsidiaries	(35,380)	17,062	(2,422)	—	(20,740)
Equity in earnings (loss) of consolidated subsidiaries	527,985	(2,545)	—	(525,440)	—
Income (loss) from continuing operations	492,605	14,517	(2,422)	(525,440)	(20,740)
Income from discontinued operations, net of tax	—	—	24,652	—	24,652
Gain (loss) on sale of discontinued operations, net of tax	—	491,888	(3)	—	491,885
Net income	492,605	506,405	22,227	(525,440)	495,797
Net loss attributable to non-controlling interest	—	—	(3,192)	—	(3,192)
Net income attributable to Dean Foods Company	492,605	506,405	19,035	(525,440)	492,605
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	22,055	141	(11,889)	—	10,307
Comprehensive income attributable to Dean Foods Company	$514,660	$506,546	$7,146	$(525,440)	$502,912

	Unaudited Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,373)	$61,972	$(9,800)	$32,799
Cash flows from investing activities:
Payments for property, plant and equipment	—	(28,035)	—	(28,035)
Proceeds from sale of fixed assets	—	1,372	—	1,372
Net cash used in investing activities	—	(26,663)	—	(26,663)
Cash flows from financing activities:
Repayments of debt	—	(164)	—	(164)
Proceeds from senior secured revolver	701,795	—	—	701,795
Payments for senior secured revolver	(423,105)	—	—	(423,105)
Proceeds from receivables-backed facility	—	—	501,000	501,000
Payments for receivables-backed facility	—	—	(714,000)	(714,000)
Common stock repurchase	(25,000)	—	—	(25,000)
Cash dividend paid	(6,543)	—	—	(6,543)
Issuance of common stock, net of share repurchases	869	—	—	869
Tax savings on share-based compensation	259	—	—	259
Intercompany	(177,022)	(45,370)	222,392	—
Net cash provided by (used in) financing activities	71,253	(45,534)	9,392	35,111
Effect of exchange rate changes on cash and cash equivalents	—	—	(258)	(258)
Increase (decrease) in cash and cash equivalents	51,880	(10,225)	(666)	40,989
Cash and cash equivalents, beginning of period	(12,289)	17,433	11,618	16,762
Cash and cash equivalents, end of period	$39,591	$7,208	$10,952	$57,751

	Unaudited Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
			(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(12,739)	$(92,563)	$13,843	$(91,459)
Net cash provided by operating activities — discontinued operations	—	—	(14,046)	(14,046)
Net cash provided by operating activities	(12,739)	(92,563)	(203)	(105,505)
Cash flows from investing activities:
Payments for property, plant and equipment	(40)	(15,761)	—	(15,801)
Proceeds from sale of fixed assets	—	1,397	—	1,397
Net cash provided by (used in) investing activities — continuing operations	(40)	(14,364)	—	(14,404)
Net cash used in investing activities — discontinued operations	1,441,323	—	(20,480)	1,420,843
Net cash provided by (used in) investing activities	1,441,283	(14,364)	(20,480)	1,406,439
Cash flows from financing activities:
Repayments of Dean Foods Company senior secured term loan debt	(1,027,197)	—	—	(1,027,197)
Proceeds from senior secured revolver	154,250	—	—	154,250
Payments for senior secured revolver	(396,350)	—	—	(396,350)
Proceeds from receivables-backed facility	—	—	220,000	220,000
Payments for receivables-backed facility	—	—	(220,000)	(220,000)
Payment of financing costs	(575)	—	—	(575)
Issuance of common stock, net of share repurchases for withholding taxes	(753)	—	—	(753)
Tax savings on share-based compensation	232	—	—	232
Net change in intercompany balances	(169,985)	113,616	56,369	—
Net cash provided by (used in) financing activities — continuing operations	(1,440,378)	113,616	56,369	(1,270,393)
Net cash used in financing activities — discontinued operations	—	—	(36,500)	(36,500)
Net cash provided by (used in) financing activities	(1,440,378)	113,616	19,869	(1,306,893)
Effect of exchange rate changes on cash and cash equivalents	—	—	371	371
Increase (decrease) in cash and cash equivalents	(11,834)	6,689	(443)	(5,588)
Cash and cash equivalents, beginning of period	15,242	—	9,415	24,657
Cash and cash equivalents, end of period	$3,408	$6,689	$8,972	$19,069

6. Derivative Financial Instruments and Fair Value Measurements
Derivative Financial Instruments
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
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified banking partners or enter into exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Effective January 1, 2014, we have de-designated all open commodity derivative positions that were previously designated as cash flow hedges. During the first quarter of 2014, we reclassified $0.2 million, net of tax, of hedging activity related to these commodities contracts from accumulated other comprehensive income into operating income. As of the de-designation date, all commodities contracts are now marked to market in our income statement at each reporting period and a derivative asset or liability is recorded on our balance sheet.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.
At March 31, 2014 and December 31, 2013, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In thousands)
Derivatives Designated as Hedging Instruments
Commodities contracts — current(1)	$—	$714	$—	$204
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	1,004	255	32	114
Total derivatives	$1,004	$969	$32	$318

(1)
Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date are included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.

Gains and losses on derivatives designated as cash flow hedges were reclassified from accumulated other comprehensive income to operating income for the three months ended March 31, 2013 as follows (in thousands):

Losses on interest rate swap contracts(1)	$31,408
Losses on commodities contracts(2)	321
(Gains) losses on foreign currency contracts(3)	(78)

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.

(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.

(3)	Recorded in cost of sales in our unaudited Condensed Consolidated Statements of Operations.
There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments in the three months ended March 31, 2013.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 is as follows (in thousands):

	Fair Value as of March 31, 2014	Level 1	Level 2	Level 3
Asset — Commodities contracts	$1,004	$—	$1,004	$—
Liability — Commodities contracts	32	—	32	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 is as follows (in thousands):

	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Asset — Commodities contracts	$969	$—	$969	$—
Liability — Commodities contracts	318	—	318	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facility, receivables-backed facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$133,317	$154,070	$132,808	$153,005
Dean Foods Company senior notes due 2016	475,637	522,616	475,579	527,378
Dean Foods Company senior notes due 2018	23,812	26,908	23,812	26,908
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$4	$—	$4	$—
Mutual funds	2,152	—	2,152	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$5	$—	$5	$—
Mutual funds	2,103	—	2,103	—
7. Common Stock and Share-Based Compensation
Adoption of Cash Dividend Policy — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). The first quarterly dividend of $0.07 per share was paid on March 27, 2014 to stockholders of record at the close of business on March 17, 2014. Our cash dividend policy is subject to modification, suspension or cancellation at any time.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We repurchased 1,727,275 shares during the three months ended March 31, 2014. We made no share repurchases during the three months ended March 31, 2013. As of March 31, 2014, $275.0 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
Stock Options — The following table summarizes stock option activity during the first three months of 2014:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	5,055,035	$19.35
Granted	—	—
Forfeited and canceled	(45,261)	19.85
Exercised	(171,350)	14.52
Options outstanding at March 31, 2014	4,838,424	$19.51	3.42	$3,293,624
Options exercisable at March 31, 2014	4,696,996	$19.77	3.28	$2,757,231

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. During each of the three months ended March 31, 2014 and 2013, there were no stock options granted.

Restricted Stock Units — The following table summarizes RSU activity during the first three months of 2014:

	Employees	Directors	Total
Stock units outstanding at January 1, 2014	680,017	96,273	776,290
Stock units issued	315,168	59,367	374,535
Shares issued upon vesting of stock units	(173,908)	(42,281)	(216,189)
Stock units canceled or forfeited(1)	(73,433)	(780)	(74,213)
Stock units outstanding at March 31, 2014	747,844	112,579	860,423
Weighted average grant date fair value	$14.56	$13.75	$14.46

(1)
Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Any stock units surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the first three months of 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,111,059	$17.72
Granted	554,185	14.16
Converted/paid	(529,012)	17.68
Forfeited	(40,579)	17.69
Outstanding at March 31, 2014	1,095,653	$15.94

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
	(In thousands)
Stock Options	$145	$406
Stock Units	1,208	1,289
Phantom Shares	342	1,616
Total	$1,695	$3,311
8. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the three months ended March 31, 2014 and 2013, respectively, as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended March 31
	2014	2013(1)
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Loss from continuing operations	$(9,792)	$(20,740)
Denominator:
Average common shares	94,398,665	93,010,596
Basic earnings (loss) per share from continuing operations	$(0.10)	$(0.22)
Diluted earnings (loss) per share computation:
Numerator:
Loss from continuing operations	$(9,792)	$(20,740)
Denominator:
Average common shares — basic	94,398,665	93,010,596
Stock option conversion(2)	—	—
Stock units(3)	—	—
Average common shares — diluted	94,398,665	93,010,596
Diluted earnings (loss) per share from continuing operations	$(0.10)	$(0.22)
(1) All applicable share data and per share amounts have been adjusted retroactively for the 1-for-2 reverse stock split effected on August 26, 2013.
(2) Anti-dilutive common shares excluded	4,244,244	2,151,899
(3) Anti-dilutive stock units excluded	297,726	544,486

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2014 were as follows (in thousands):

	Changes in Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, December 31, 2013	$423		$(57,224)		$(389)	$(57,190)
Other comprehensive income (loss) before reclassifications	(16)		1,632		555	$2,171
Amounts reclassified from accumulated other comprehensive income	(220)	(1)	(927)	(2)	—	$(1,147)
Net current-period other comprehensive income (loss)	(236)		705		555	1,024
Balance, March 31, 2014	$187		$(56,519)		$166	$(56,166)

(1)
The accumulated other comprehensive loss component is related to the hedging activity amount at December 31, 2013 that was reclassified to operating income as we de-designated our cash flow hedges. See Note 6.

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Note 10.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2013 were as follows (in thousands):

	Changes in Cash Flow Hedges	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total	Non- controlling Interest
Balance, December 31, 2012	$(58,452)	$(105,845)	$(22,287)	$(186,584)	$(3,683)
Other comprehensive income (loss) before reclassifications	972	4,913	(12,986)	$(7,101)	$(2,046)
Amounts reclassified from accumulated other comprehensive income	19,477	(2,069)	—	$17,408	$(3)
Net current-period other comprehensive income (loss)	20,449	2,844	(12,986)	10,307	(2,049)
Balance, March 31, 2013	$(38,003)	$(103,001)	$(35,273)	$(176,277)	$(5,732)

10. Employee Retirement and Postretirement Benefits
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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$770	$923
Interest cost	3,495	3,128
Expected return on plan assets	(4,690)	(4,633)
Amortizations:
Unrecognized transition obligation	—	—
Prior service cost	197	198
Unrecognized net loss	1,276	3,098
Net periodic benefit cost	$1,048	$2,714

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$206	$204
Interest cost	416	306
Amortizations:
Prior service cost	16	6
Unrecognized net loss	19	75
Net periodic benefit cost	$657	$591

11. Asset Impairment Charges and Facility Closing and Reorganization Costs
Asset Impairment Charges
We evaluate our long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. As a result of certain changes to our business and plans for consolidating our production network, we evaluated the impact that we expect these changes to have on our projected future cash flows as of March 31, 2014.
Testing the assets for recoverability involved developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. The inputs for the fair value calculations were based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets. As the inputs into these calculations are largely based on management’s judgments and are not generally observable in active markets, we consider such measurements to be Level 3 measurements in the fair value hierarchy. See Note 6.
There was no impairment of our plant, property and equipment or intangible assets identified for the three months ended March 31, 2014. As of March 31, 2013, the results of our analysis indicated an impairment of our plant, property and equipment of $27.5 million and impairment related to certain intangible assets of approximately $6.4 million. All of these charges were recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

Facility Closing and Reorganization Costs
Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended March 31
	2014	2013
	(In thousands)
Closure of Facilities(1)	$977	$1,007
Functional Realignment(2)	—	103
Field and Functional Reorganization (3)	—	4,500
Total	$977	$5,610

(1)
These charges in 2014 and 2013 primarily relate to facility closures in Riverside, California; Denver, Colorado; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; and Mendon, Massachusetts; as well as other approved closures. We have incurred $39.2 million of charges related to these initiatives to date. We expect to incur additional charges related to these facility closures of approximately $3.9 million, related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, as well as our accelerated cost reduction efforts, it is likely that we will close additional facilities in the future.

(2)
The Functional Realignment initiative was focused on aligning key functions within our legacy Fresh Dairy Direct operations under a single leadership team and permanently removing costs from the organization. We have incurred total charges of approximately $33.1 million under this initiative to date and we do not expect to incur any material future charges related to this plan.

(3)
The Field and Functional Reorganization initiative streamlined the leadership structure and has enabled faster decision-making and created enhanced opportunities to strategically build our business. We have incurred total charges of $11.3 million under this plan to date, all of which are associated with headcount reductions. We do not currently anticipate incurring any material charges under this plan going forward.

Activity with respect to facility closing and reorganization costs during the three months ended March 31, 2014 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2013	Charges	Payments	Accrued Charges at March 31, 2014
	(In thousands)
Cash charges:
Workforce reduction costs	$9,028	$453	$(1,285)	$8,196
Shutdown costs	—	730	(730)	—
Lease obligations after shutdown	8,361	158	(551)	7,968
Other	—	127	(127)	—
Subtotal	$17,389	1,468	$(2,693)	$16,164
Noncash charges:
Other, net		(491)
Total charges		$977

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

Contingent Obligations Related to Milk Supply Arrangements — In connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations in 2001. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of accelerated cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.
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
Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We had an immaterial amount of capital lease obligations as of March 31, 2014 and December 31, 2013. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.
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
Litigation, Investigations and Audits
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration, renewed their request for summary judgment in September 2010. In March 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs appealed the court’s decision in April 2012. Briefing on the appeal was completed in April 2013, and oral argument occurred in July 2013. In January 2014, the appeals court reversed the judgment for the defendants, including the Company, on one of the original five counts in the Tennessee retailer action. In February 2014, the Company requested that the Sixth Circuit Court of Appeals consider its decision en banc; the Sixth Circuit declined to do so. The Company intends to file a petition to the U.S. Supreme Court for review of the case. The Sixth Circuit returned the case to the trial court for further proceedings.
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
At this time, it is not possible for us to predict the ultimate outcome of these matters.
In addition to the pending legal proceedings set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with these other matters are not expected to have a material adverse impact on our financial position, results of operations or cash flows.
Other
In late 2013, we either settled or entered into settlement negotiations with the vast majority of states in regards to our obligations under state unclaimed property laws, the results of which did not have a material adverse impact on our financial position, results of operations or cash flows.

13. Segment, Geographic and Customers Information
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
In connection with the WhiteWave separation in 2013, all segment results herein have been recast and present results on a comparable basis under a single reportable segment.
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the three months ended March 31, 2014 and 2013. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 17% and 23% of our consolidated net sales in the three months ended March 31, 2014 and 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in “Part I — Item 1A — Risk Factors” in our 2013 Annual Report on Form 10-K, in “Part II — Other Information — Item 1A — Risk Factors” below, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.
Business Overview
We are a leading food and beverage company and the largest processor and direct-to-store distributor of fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. As we continue to evaluate and seek to maximize the value of our national operational network and our leading brands and product offerings, we have aligned our leadership team, operating strategy, and sales, logistics and supply chain initiatives into a single operating and reportable segment.
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
Return of Capital Strategies
In connection with our ongoing efforts to maximize shareholder value, strategies designed to return capital to our shareholders have been implemented as described below.
Adoption of Cash Dividend Policy — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). The first quarterly dividend of $0.07 per share was paid on March 27, 2014 to stockholders of record at the close of business on March 17, 2014. Our cash dividend policy is subject to modification, suspension or cancellation at any time.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We repurchased 1,727,275 shares during the three months ended March 31, 2014. We made no share repurchases during the three months ended March 31, 2013. As of March 31, 2014, $275.0 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.

Strategic Activities
1-for-2 Reverse Stock Split — In August 2013, we effected a 1-for-2 reverse stock split of our issued common stock. The reverse stock split did not change the authorized number of shares or par value of our common stock or preferred stock, but did effect a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock awards, and the number of shares of common stock eligible for issuance under our 2007 Stock Incentive Plan (the “2007 Plan”). No fractional shares were issued in connection with the reverse stock split. Each stockholder’s percentage ownership and proportional voting power remained unchanged as a result of the reverse stock split.
All applicable share data, per share amounts and related information has been adjusted retroactively in our unaudited Condensed Consolidated Financial Statements to give effect to the 1-for-2 reverse stock split.
We have submitted a proposal for stockholder approval at our 2014 Annual Stockholders’ Meeting to amend our certificate of incorporation to reduce the number of authorized shares of common stock by the same 1-to-2 ratio as effected in the reverse stock split.
WhiteWave Separation — We separated our WhiteWave business from the Company in a series of three transactions: an initial public offering for 13.3% of the WhiteWave common stock in the fourth quarter of 2012; a tax-free spin-off of 66.8% of the WhiteWave common stock in the second quarter of 2013; and a tax-free debt for equity exchange of 19.9% of the WhiteWave common stock in the third quarter of 2013 (the "WhiteWave Separation") See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information regarding the WhiteWave Separation.
Divestiture of Morningstar Foods — In January 2013, we completed the sale of our Morningstar division to a third party for net proceeds of approximately $1.45 billion. We recorded a gain of $871.3 million ($492.1 million, net of tax) on the sale of Morningstar in the first quarter of 2013.
Recent Developments
Retail and Customer Environment — The fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in the loss of a portion of that customer’s business. The impact of this loss began to be reflected in the second quarter of 2013, and the transition of volumes was completed in the fourth quarter of 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames.
Our share of the fluid milk category was 35.9% in the first quarter of 2014. Since bottoming out in the third quarter of 2013, we have increased our share of the fluid milk category by 1% through the first quarter of 2014, as we continue to benefit from volume wins and continued strength beyond large format channels. However, we continue to expect our volumes to underperform the broader industry through the first half of 2014 due to the ongoing year-over-year impact of the lost business. On a full-year basis, we expect our volumes to be down low single digits versus prior year.
Class I milk prices have steadily increased beginning in August 2013 through the first quarter of 2014 ending the quarter at an all-time high. Raw milk prices were approximately 22% higher during the first three months of 2014 as compared to the first three months of 2013 and increased 12% from the fourth quarter of 2013. These all-time high raw milk prices create increased pressure on our margins and pricing considerations at retail are pressured by price gap and threshold considerations. Average price gaps between our brands and private label in the first quarter of 2014 were consistent with the fourth quarter of 2014, but slightly lower than the year-ago period. In addition, higher raw milk costs can result in increased shrink costs. While we continue to monitor global supply and demand dynamics, assuming normal weather patterns, we continue to believe solid supply growth will lead to moderating raw milk prices early in the back half of 2014.As we expect raw milk prices to moderate, we expect the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages during the back half of 2014.
We remain committed to sustaining strong positive cash flow and generating shareholder value. Throughout the remainder of 2014, we will continue to emphasize price realization, volume performance and productivity in an effort to improve gross profit per gallon and drive operating income growth. We believe the market continues to be difficult with several factors continuing to impact our earnings progression, particularly over the first half of the year. The fluid milk category continues to show weakness with declining industry volumes. Soft volumes, coupled with historically high raw milk cost inflation and compressed margins over milk, negate some of the impact of our cost reduction efforts, and makes it harder to deliver those cost savings to the bottom line. We anticipate that our new recent volume wins, and increasing share gains will partially offset the deleverage associated with overall soft category volumes. In addition, in the back half of 2014, we expect our earnings to improve as we being to overlap difficult comparisons, and the full benefit of our cost reduction efforts take hold.
Facility Closing and Reorganization Activities — As a result of certain changes to our business, including the loss of a portion of a significant customer's private label volume in 2013 and related plans for consolidating our production network, we closed eight of our production facilities and have announced the closure of three additional production facilities. We are in the process of identifying opportunities for further cost reductions, and we expect to incur additional costs related to these efforts and other initiatives in the near term as we continue to optimize our network, eliminate distribution routes and reduce associated selling, general and administrative expenses. We have strong momentum behind these activities and we expect savings from plant closures into 2014 to help offset the volume deleverage and the current record high dairy commodity environment. See Note 11 to our unaudited Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.
Matters Affecting Comparability
Our discussion of the results of operations for the three months ended March 31, 2014 and 2013 will be affected by the matters summarized below.
Due to its separation in 2013, WhiteWave operating results are presented as discontinued operations and all intersegment sales between WhiteWave and us, previously recorded as intersegment sales and eliminated in consolidation prior to the separation, are now third-party sales that, along with their related costs, are no longer eliminated in consolidation. Operating results herein for the first quarter ended March 31, 2013 have been recast to present results on a comparable basis.
Additionally due to the WhiteWave Separation, we have a single reporting segment. The segment disclosures for the three month period ended March 31, 2013 is presented under a single reporting segment on a comparable basis.
Common stock, additional paid-in capital and all applicable share data as of and for the period ended March 31, 2013 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected in August 2013.
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

	Three Months Ended March 31
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,341.0	100.0%	$2,292.4	100.0%
Cost of sales	1,924.8	82.2	1,797.2	78.4
Gross profit(1)	416.2	17.8	495.2	21.6
Operating costs and expenses:
Selling and distribution	339.4	14.5	340.0	14.8
General and administrative	72.3	3.1	84.9	3.7
Amortization of intangibles	0.7	—	1.0	—
Facility closing and reorganization costs	1.0	—	5.6	0.2
Litigation settlements	(2.5)	(0.1)	—	—
Impairment of long-lived assets	—	—	33.9	1.5
Total operating costs and expenses	410.9	17.6	465.4	20.3
Operating income	$5.3	0.2%	$29.8	1.3%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.
Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013
Net Sales — The change in net sales was due to the following:

Three Months Ended March 31, 2014 vs. 2013
(In millions)
Volume	$(135.1)
Pricing and product mix changes	183.7
Total increase	$48.6

Net sales increased $48.6 million, or 2.1%, during the first quarter of 2014 as compared to the first quarter of 2013, primarily due to increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the first quarter of 2014, the Class I raw milk price was approximately 22% above prior-year levels. These increases were partially offset by a decrease in fluid milk volumes, which accounted for approximately 76% of our total sales volume, as well as volume declines in our cultured dairy and other products. The raw milk volume declines were driven by the lost volumes of a portion of private label fluid milk business from a significant customer beginning in the second quarter of 2013. We continue to expect our volumes to underperform the broader industry through the first half of 2014 due to the ongoing year-over-year impact of these lost volumes.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2014 in comparison to the first quarter of 2013:

	Three Months Ended March 31, 2014*
	2014	2013	% Change
Class I mover(1)	$22.38	$18.33	22.1%
Class I raw skim milk mover(1)(2)	16.51	12.89	28.1
Class I butterfat mover(2)(3)	1.84	1.68	9.5
Class II raw skim milk minimum(1)(4)	17.15	13.07	31.2
Class II butterfat minimum(3)(4)	1.95	1.68	16.1

*
The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2013 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased by 7.1% in the first quarter of 2014 compared to the first quarter of 2013, primarily due to increased dairy commodity costs. This increase was partially offset by lower fluid milk volumes, lower personnel-related costs due to headcount reductions last year as well as our cost and efficiency initiatives.

Gross Profit — Our gross profit percentage decreased to 17.8% in the first quarter of 2014 as compared to 21.6% in the first quarter of 2013. Despite the full impact of the lost volumes discussed above and the associated accelerated facility closure activity during 2014 and 2013, production cost declines lagged the decline in volumes, resulting in higher per unit costs and lower overall gross profit. This trend was further impacted by the record high dairy commodity costs environment. We believe these increased per-unit production costs are temporary and will stabilize as we move past this period of accelerated plant closure activity.
Operating Costs and Expenses — Operating costs and expenses decreased by 11.7% in the first quarter of 2014 as compared to the first quarter of 2013. Significant changes to operating costs and expenses include the following:

•
General and administrative costs decreased $12.6 million primarily due to lower personnel-related costs, including share-based and incentive compensation, as a result of headcount reductions and operational performance below our targets.

•
Selling and distribution costs decreased $0.6 million primarily due to lower fuel costs, which were driven by lower volume, as well as cost productivity and other cost savings initiatives. We expect to realize additional cost savings in distribution once the full transition of volumes associated with our accelerated cost reduction efforts is complete.

•	Facility closing and reorganization costs decreased by $4.6 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment of long-lived assets decreased by $33.9 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Significant changes to other (income) expense during the first quarter of 2014 as compared to the first quarter of 2013 include the following:

•
Interest expense decreased by $44.6 million in the first quarter of 2014 from $59.6 million reported in the first quarter of 2013, primarily due to significantly lower average debt balances as a result of the transactions undertaken in 2013 to reduce debt.

Income Taxes – Income tax expense was recorded at an effective tax rate of 4.1% for the first quarter of 2014 compared to a 30.9% effective tax benefit rate for the first quarter of 2013. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first quarter of 2014, our effective tax rate was also impacted by several state tax law changes.
Liquidity and Capital Resources
We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our $750 million senior secured revolving credit facility, and our amended $550 million receivables-backed facility together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our cost reduction initiatives. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. As discussed below, we have also instituted a regular quarterly cash dividend policy and began repurchasing shares of our common stock opportunistically. Additionally, from time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. Such transactions may require cash expenditures or generate proceeds.
Under our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). The first quarterly dividend was paid on March 27, 2014 at a rate of $0.07 per share, and was funded using borrowings under both the receivables back securities and the senior secured credit facility. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Please see “—Return of Capital Strategies” above for additional details regarding the dividend policy.
Additionally, since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We repurchased 1,727,275 shares during the three months ended March 31, 2014 for $25.0 million. The repurchase was funded using borrowings under both the receivables back securities and the senior secured credit facility. We made no share repurchases during the three months ended March 31, 2013. As of March 31, 2014, $275.0 million was available for repurchases under this program (excluding fees and commissions).

Management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
As of March 31, 2014, $10.9 million of our total cash on hand of $57.8 million was attributable to our foreign operations. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in that foreign jurisdiction and therefore would not be available for immediate use; however, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements in the next twelve months.
At March 31, 2014, we had $1.0 billion of outstanding debt obligations. We had total cash on hand of $57.8 million and an additional $712 million of combined available future borrowing capacity under our senior secured credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Senior Secured Credit Facility — In July 2013, we entered into a credit agreement pursuant to which the lenders have provided us with a five-year revolving credit facility in the amount of up to $750 million. Under the agreement, we also have the right to request an increase of the aggregate commitment under the credit facility by, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The proceeds of the credit facility will be used to finance our working capital needs and for general corporate purposes of us and our subsidiaries. The senior secured credit facility is available for the issuance of up to $200 million of letters of credit and up to $150 million of swing line loans. The facility will terminate in July 2018.
Loans outstanding under the senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.25% (1.75% as of March 31, 2014) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.25% (0.75% as of March 31, 2014) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.
The senior secured credit facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the credit agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The facility is secured by a first priority perfected security interest in substantially all of the personal property of us and our guarantors, whether consisting of tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the guarantors and (ii) 65% of the shares of our or any guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the credit agreement. The collateral does not include any real property, the capital stock and any assets of any unrestricted subsidiary, any shares of Class A common stock of WhiteWave which we owned as of the date the credit agreement was executed, or any capital stock of any direct or indirect subsidiary of Dean Holding Company which owns any real property.
The credit agreement governing the senior secured credit facility contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The credit agreement also contains customary events of default and related cure provisions.
At March 31, 2014, there were outstanding borrowings of $329 million under the senior secured revolving credit facility. There were no letters of credit issued under the senior secured revolving credit facility as of March 31, 2014. $421.1 million was available under the senior secured credit facility, subject to compliance with the covenants in our credit agreements. Availability under the senior secured credit facility is calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit.
Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance

Sheets, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility is available for the issuance of letters of credit of up to $300 million and has a liquidity termination date in March 2015.
There were no outstanding borrowings under the receivables-backed facility as of March 31, 2014, excluding letters of credit in the aggregate amount of $235 million that were issued but undrawn, resulting in remaining available borrowing capacity of $526 million. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit.
At April 25, 2014, we had $400 million outstanding borrowings under the senior secured revolving credit facility and the receivables-backed facility, excluding letters of credit in the aggregate amount of $236 million that were issued but undrawn.
Under the senior secured credit facility and the receivables-backed facility, we are required to comply with (a) a maximum consolidated net leverage ratio of 3.50 to 1.00; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00, in each case, as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility.
Our leverage ratio at March 31, 2014 was 2.75 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our credit agreement and the purchase agreement governing our receivables-backed facility, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the credit agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.
Our interest coverage ratio at March 31, 2014 was 4.12 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our credit agreement and the purchase agreement governing our receivables-backed facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.
We are currently in compliance with all covenants in our credit agreements, and we expect to maintain such compliance for the foreseeable future.
Historical Cash Flow
The unaudited Condensed Consolidated Statements of Cash Flows include amounts related to discontinued operations, which are primarily related to net proceeds of approximately $1.4 billion received from the sale of our Morningstar division, completed January 2013 and the WhiteWave Separation, completed in July 2013, both of which have been included as discontinued operations for the for the three months ended March 31, 2013. See Note 2 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31
	2014	2013	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$32,799	$(91,459)	$124,258
Investing activities	(26,663)	(14,404)	(12,259)
Financing activities	35,111	(1,270,393)	1,305,504
Discontinued operations	—	1,370,297	(1,370,297)
Effect of exchange rate changes on cash and cash equivalents	(258)	371	(629)
Net increase in cash and cash equivalents	$40,989	$(5,588)	$46,577

Operating Activities
Net cash provided by operating activities was $32.8 million for the three months ended March 31, 2014 compared to net cash used in operating activities of $91.5 million for the three months ended March 31, 2013. The change was primarily due to working capital changes, including an increase in accounts payable and accrued expenses driven by higher raw milk and other commodity costs.
Investing Activities
Net cash used in investing activities increased by $12.3 million in the three months ended March 31, 2014 in comparison to the three months ended March 31, 2013 and is primarily attributable to increased capital expenditures.
Financing Activities
Net cash provided by financing activities of $35.1 million in the three months ended March 31, 2014 improved from net cash used in financing activities of $1.27 billion in the year-ago period, driven by net debt repayments of $1.27 billion in the first quarter of 2013 as compared to proceeds from borrowings of $65.5 million for the three months ended March 31, 2014. Additionally, during the three months ended March 31, 2014, we repurchased shares of common stock for $25.0 million and paid a cash dividend in the amount of $6.5 million.
Contractual Obligations
There have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2013 Annual Report on Form 10-K.
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
We expect to contribute approximately $11.6 million to the pension plans and approximately $3 million to the postretirement health plans in 2014.
Other Commitments and Contingencies
In connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations in 2001. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our related milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of accelerated cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.
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
Future Capital Requirements
During 2014, we intend to invest a total of approximately $150 million to $175 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest in 2014 to be approximately $52 million to $54 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $5 million and reduction in imputed interest of approximately $1 million related to the Tennessee dairy farmer action litigation settlement reached in 2012.
As described more fully in the sections above, from time to time, we may repurchase our outstanding common stock or debt obligations in the open market or in privately negotiated transactions, subject to meeting certain terms and conditions as outlined in our credit agreements. We expect that our future cash flows from operations and borrowings under our senior secured credit facility and receivables-backed facility will be sufficient to meet our future capital requirements for the foreseeable future.
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
Prices for conventional raw milk, our primary ingredient, increased approximately 22% during the first three months of 2014 as compared to first three months of 2013 and increased 12% from the fourth quarter of 2013. Since August 2013, Class I raw milk prices have continued to increase every month, ending the quarter at an all-time high of $23.64 per hundred weight. As of May 2014, the Class I raw milk prices have increased an additional 4% from March 2014 continuing to reach price levels, both in absolute terms and persistency, that are unprecedented. Increased global demand moderated in February and March compared to the second half of 2013, however it continues to be a factor in the elevated global milk prices we experienced during the first quarter of 2014. In addition, production in the United States continues to grow at a slow rate impacted by harsh weather conditions resulting in inventory levels across cheese, butter and non-fat dry milk to be well below year-ago levels. While we continue to monitor global supply and demand dynamics, assuming normal weather patterns, we continue to believe solid supply growth will lead to moderating raw milk prices early in the back half of 2014.
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
Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. We purchase approximately 26 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We expect that our fuel and resin costs will remain elevated throughout 2014.
Retail and Customer Environment and Fluid Milk Volumes
The fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in the loss of a portion of that customer’s business. The impact of this loss began to be reflected in the second quarter of 2013, and the transition of volumes was completed in the fourth quarter of 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames.
Our share of the fluid milk category was 35.9% in the first quarter of 2014. Since bottoming out in the third quarter of 2013, we have increased our share of the fluid milk category by 1% through the first quarter of 2014, as we continue to benefit from volume wins and continued strength beyond large format channels. However, we continue to expect our volumes to underperform the broader industry through the first half of 2014 due to the ongoing year-over-year impact of the lost business. On a full-year basis, we expect our volumes to be down low single digits versus prior year.
The all-time high raw milk prices create increased pressure on our margins and pricing considerations at retail are pressured by price gap and threshold considerations. Average price gaps between our brands and private label in the first quarter of 2014 were consistent with the fourth quarter of 2014, but slightly lower than the year-ago period. In addition, higher raw milk costs result in increased shrink costs. As we expect raw milk prices to moderate, we expect the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages during the back half of 2014.
We remain committed to sustaining strong positive cash flow and generating shareholder value. Throughout the remainder of 2014, we will continue to emphasize price realization, volume performance and productivity in an effort to improve gross profit per gallon and drive operating income growth. We believe the market continues to be difficult with several factors continuing to impact our earnings progression, particularly over the first half of the year. The fluid milk category continues to show weakness with declining industry volumes. Soft volumes, coupled with historically high raw milk cost inflation and compressed margins over milk, negate some of the impact of our cost reduction efforts, and makes it harder to deliver those cost savings to the bottom line. We anticipate that our new recent volume wins, and increasing share gains will partially offset the deleverage associated with overall soft category volumes. In addition, in the back half of 2014, we expect our earnings to improve as we being to overlap difficult comparisons, and the full benefit of our cost reduction efforts take hold.

Tax Rate
Income tax expense for the first three months of 2014 was recorded at an effective rate of 4.1%. Changes in the profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.
See “Part I — Item 1A — Risk Factors” in our 2013 Annual Report on Form 10-K for a description of various other risks and uncertainties concerning our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2013 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2014.
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

Part II — Other Information
Item 1. Legal Proceedings
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration, renewed their request for summary judgment in September 2010. In March 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs appealed the court’s decision in April 2012. Briefing on the appeal was completed in April 2013, and oral argument occurred in July 2013. In January 2014, the appeals court reversed the judgment for the defendants, including the Company, on one of the original five counts in the Tennessee retailer action. In February 2014, the Company requested that the Sixth Circuit Court of Appeals consider its decision en banc; the Sixth Circuit declined to do so. The Company intends to file a petition to the U.S. Supreme Court for review of the case. The Sixth Circuit returned the case to the trial court for further proceedings.
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
At this time, it is not possible for us to predict the ultimate outcome of these matters.
In addition to the pending legal proceedings set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with these other matters are not expected to have a material adverse impact on our financial position, results of operations or cash flows.
Other
In late 2013, we either settled or entered into settlement negotiations with the vast majority of states in regards to our obligations under state unclaimed property laws, the results of which did not have a material adverse impact on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2014 (amounts in thousands except per share data):

	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2014 through January 31, 2014	—	$—	—	$300,000
February 1, 2014 through February 28, 2014	1,493	14.39	1,493	278,519
March 1, 2014 through March 31, 2014	234	14.85	234	275,034
Total	1,727	$14.45	1,727	$275,034
(1) Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors.
(2) On November 12, 2013, we announced that our Board of Directors had approved an increase in our available share repurchase authority to a current level of $300 million, excluding fees and commissions.
Item 6. Exhibits

10.1*	Dean Foods Company 2014 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2014).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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
May 8, 2014