Form 10-Q
period 2014-06-30
DEAN FOODS CO
filed 2014-08-11
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 4, 2014, the number of shares of the registrant's common stock outstanding was: 93,773,362.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$59,764	$16,762
Receivables, net allowances of $12,842 and $12,083	718,921	752,234
Income tax receivable	79,881	15,915
Inventories	269,803	262,858
Deferred income taxes	43,483	60,143
Prepaid expenses and other current assets	40,150	42,786
Total current assets	1,212,002	1,150,698
Property, plant and equipment, net	1,183,854	1,216,047
Goodwill	86,841	86,841
Identifiable intangible and other assets, net	295,965	312,836
Deferred income taxes	24,660	35,623
Total	$2,803,322	$2,802,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$738,173	$761,288
Current portion of debt	698	698
Current portion of litigation settlements	18,605	19,101
Total current liabilities	757,476	781,087
Long-term debt	985,641	896,564
Deferred income taxes	126,615	100,691
Other long-term liabilities	242,069	273,314
Long-term litigation settlements	16,519	36,074
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 93,756,901 and 94,831,377 shares issued and outstanding, with a par value of $0.01 per share	938	948
Additional paid-in capital	759,621	791,276
Accumulated deficit	(30,320)	(20,719)
Accumulated other comprehensive loss	(55,237)	(57,190)
Total stockholders’ equity	675,002	714,315
Total	$2,803,322	$2,802,045

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net sales	$2,393,869	$2,227,542	$4,734,909	$4,519,972
Cost of sales	1,994,781	1,755,242	3,919,646	3,552,440
Gross profit	399,088	472,300	815,263	967,532
Operating costs and expenses:
Selling and distribution	334,932	331,678	674,311	671,675
General and administrative	70,777	86,388	143,076	171,352
Amortization of intangibles	717	925	1,461	1,875
Facility closing and reorganization costs	728	4,939	1,705	10,549
Litigation settlements	—	(1,019)	(2,521)	(1,019)
Impairment of long-lived assets	—	3,604	—	37,519
Other operating (income) loss	(4,535)	2,209	(4,535)	2,209
Total operating costs and expenses	402,619	428,724	813,497	894,160
Operating income (loss)	(3,531)	43,576	1,766	73,372
Other (income) expense:
Interest expense	15,221	90,122	30,244	149,771
Other (income) expense, net	48	(528)	(273)	(363)
Total other expense	15,269	89,594	29,971	149,408
Loss from continuing operations before income taxes	(18,800)	(46,018)	(28,205)	(76,036)
Income tax benefit	(17,837)	(13,961)	(17,450)	(23,239)
Loss from continuing operations	(963)	(32,057)	(10,755)	(52,797)
Income (loss) from discontinued operations, net of tax	—	(21,761)	—	2,891
Gain (loss) on sale of discontinued operations, net of tax	318	(65)	1,154	491,820
Net income (loss)	(645)	(53,883)	(9,601)	441,914
Net loss attributable to non-controlling interest in discontinued operations	—	(2,987)	—	(6,179)
Net income (loss) attributable to Dean Foods Company	$(645)	$(56,870)	$(9,601)	$435,735
Average common shares (1):
Basic	93,561,305	93,417,417	93,977,672	93,215,130
Diluted	93,561,305	93,417,417	93,977,672	93,215,130
Basic earnings (loss) per common share (1):
Loss from continuing operations	$(0.01)	$(0.34)	$(0.11)	$(0.57)
Income (loss) from discontinued operations attributable to Dean Foods Company	—	(0.27)	0.01	5.24
Net income (loss) attributable to Dean Foods Company	$(0.01)	$(0.61)	$(0.10)	$4.67
Diluted earnings (loss) per common share (1):
Loss from continuing operations	$(0.01)	$(0.34)	$(0.11)	$(0.57)
Income (loss) from discontinued operations attributable to Dean Foods Company	—	(0.27)	0.01	5.24
Net income (loss) attributable to Dean Foods Company	$(0.01)	$(0.61)	$(0.10)	$4.67
Cash dividends declared per common share	$0.07	$—	$0.14	$—

(1)
For the periods ended June 30, 2013, basic and diluted earnings (loss) per common share and average basic and diluted shares outstanding have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income (loss)	$(645)	$(53,883)	$(9,601)	$441,914
Other comprehensive income (loss):
Cumulative translation adjustments	166	4,533	721	(10,517)
Net change in fair value of derivative instruments, net of tax	(69)	37,697	(85)	58,156
Net pension and other postretirement liability adjustment, net of tax	832	2,088	1,537	4,939
Unrealized gain on available-for-sale securities	—	385,552	—	385,552
Reclassification to income statement related to de-designation of cash flow hedges	—	—	(220)	—
Other comprehensive income	929	429,870	1,953	438,130
Comprehensive income (loss)	284	375,987	(7,648)	880,044
Comprehensive income attributable to non-controlling interest	—	3,649	—	4,795
Comprehensive income (loss) attributable to Dean Foods Company	$284	$372,338	$(7,648)	$875,249

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, December 31, 2013	94,831,377	$948	$791,276	$(20,719)	$(57,190)	$714,315
Issuance of common stock, net of tax impact of share-based compensation	652,799	7	4,170	—	—	4,177
Share-based compensation expense	—	—	2,247	—	—	2,247
Repurchase of common stock	(1,727,275)	(17)	(24,983)	—	—	(25,000)
Cash dividends paid			(13,089)	—	—	(13,089)
Net loss	—	—	—	(9,601)	—	(9,601)
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $21	—	—	—	—	(85)	(85)
Amounts reclassified to income statement related to de-designation of cash flow hedges, net of tax benefit of $139	—	—	—	—	(220)	(220)
Cumulative translation adjustment	—	—	—	—	721	721
Pension and other postretirement benefit liability adjustment, net of tax of $1,531	—	—	—	—	1,537	1,537
Balance, June 30, 2014	93,756,901	$938	$759,621	$(30,320)	$(55,237)	$675,002

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock(1)			Retained	Accumulated	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital(1)	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2012	92,781,767	$928	$1,376,740	$(833,897)	$(186,584)	$102,441	$459,628
Issuance of common stock, net of tax impact of share-based compensation	992,542	10	4,587	—	—	—	4,597
Share-based compensation expense	—	—	8,541	—	—	—	8,541
Share-based compensation expense for subsidiary shares	—	—	—	—	—	7,733	7,733
Net income attributable to non-controlling interest	—	—	—	—	—	6,179	6,179
Net income attributable to Dean Foods Company	—	—	—	435,735	—	—	435,735
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $41	—	—	—	—	(154)	10	(144)
Amounts reclassified to income statement related to hedging activities, net of tax of $36,710	—	—	—	—	58,300	—	58,300
Cumulative translation adjustment	—	—	—	—	(9,119)	(1,398)	(10,517)
Pension and other postretirement benefit liability adjustment, net of tax of $2,807	—	—	—	—	4,935	4	4,939
Unrealized gain on available-for-sale securities	—	—	—	—	385,552	—	385,552
Spin-Off of The WhiteWave Foods Company	—	—	(617,082)	—	33,025	(114,969)	(699,026)
Balance, June 30, 2013	93,774,309	$938	$772,786	$(398,162)	$285,955	$—	$661,517

(1)	Common Stock and Additional Paid-In Capital at December 31, 2012 and June 30, 2013 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.
See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(9,601)	$441,914
Income from discontinued operations, net of tax	—	(2,891)
Gain on sale of discontinued operations, net of tax	(1,154)	(491,820)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	81,694	89,387
Share-based compensation expense	5,250	13,594
Gain on divestitures and other, net	(6,420)	(1,021)
Impairment of long-lived assets	—	37,519
Write-off of financing costs	—	1,426
Recognition of accumulated losses from de-designated cash flow hedges	—	63,454
Deferred income taxes	51,197	(17,001)
Litigation settlement adjustment	(2,521)	—
Other, net	1,834	285
Changes in operating assets and liabilities:
Receivables, net	32,633	41,829
Inventories	(6,778)	(11,427)
Prepaid expenses and other assets	13,402	(1,950)
Accounts payable and accrued expenses	(51,259)	(152,193)
Termination of interest rate swap liability	—	(28,147)
Income tax receivable/payable	(64,404)	(208,964)
Long-term litigation settlements	(18,605)	(19,082)
Net cash provided by (used in) operating activities-continuing operations	25,268	(245,088)
Net cash provided by operating activities-discontinued operations	—	14,174
Net cash provided by (used in) operating activities	25,268	(230,914)
Cash flows from investing activities:
Payments for property, plant and equipment	(53,622)	(48,992)
Proceeds from sale of fixed assets	17,556	4,271
Net cash used in investing activities-continuing operations	(36,066)	(44,721)
Net cash provided by investing activities-discontinued operations	—	1,403,494
Net cash provided by (used in) investing activities	(36,066)	1,358,773
Cash flows from financing activities:
Repayments of debt	(329)	(1,027,196)
Proceeds from senior secured revolver	1,317,194	510,750
Payments for senior secured revolver	(1,315,935)	(658,750)
Proceeds from receivables-backed facility	1,281,000	388,000
Payments for receivables-backed facility	(1,194,000)	(296,000)
Common stock repurchase	(25,000)	—
Cash dividends paid	(13,089)	—
Payments of financing costs	(1,107)	(575)
Issuance of common stock, net of share repurchases for withholding taxes	4,953	8,785
Tax savings on share-based compensation	284	172
Net cash provided by (used in) financing activities-continuing operations	53,971	(1,074,814)
Net cash used in financing activities-discontinued operations	—	(51,584)
Net cash provided by (used in) financing activities	53,971	(1,126,398)
Effect of exchange rate changes on cash and cash equivalents	(171)	(155)
Increase in cash and cash equivalents	43,002	1,306
Cash and cash equivalents, beginning of period	16,762	24,657
Cash and cash equivalents, end of period	$59,764	$25,963
See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013
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
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 24, 2014. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and six month period ended June 30, 2014 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We are required to adopt the standard prospectively for new disposals and new classifications of disposal groups as held for sale beginning the first quarter of 2015. We do not expect the adoption of this standard to have a material impact on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.

2. Discontinued Operations
WhiteWave and Morningstar
We separated The WhiteWave Foods Company ("WhiteWave") from the Company in a series of three transactions: an initial public offering for 13.3% of the WhiteWave common stock in the fourth quarter of 2012; a tax-free spin-off of 66.8% of the WhiteWave common stock in the second quarter of 2013; and a tax-free debt-for-equity exchange of 19.9% of the WhiteWave common stock in the third quarter of 2013. Refer to our 2013 Annual Report on Form 10-K for more information about the WhiteWave separation. While we are a party to a separation and distribution agreement and various other agreements relating to the separation, including a transitional services agreement, an amended and restated tax matters agreement, an employee matters agreement and certain other commercial agreements, we have determined that the continuing cash flows generated by these agreements (which are not expected to extend beyond December 2014) did not constitute significant continuing involvement in the operations of WhiteWave. Accordingly, the net assets, operating results and cash flows of WhiteWave have been separately reflected as discontinued operations for the three and six months ended June 30, 2013. WhiteWave is a stand-alone public company which separately reports its financial results.
In January 2013, we completed the sale of Morningstar Foods ("Morningstar") to a third party for net proceeds of approximately $1.45 billion. During the six months ended June 30, 2013, we recorded a gain of $871.3 million ($492.1 million, net of tax) on the sale of Morningstar in January of 2013. The operating results of Morningstar have been included in discontinued operations for the three and six months ended June 30, 2013.
The following is a summary of operating results and certain other directly attributable expenses, including interest expense, which are included in discontinued operations:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	WhiteWave	Morningstar	Total	WhiteWave	Morningstar	Total
	(In thousands)
Operations:
Net sales	$354,085	$—	$354,085	$940,431	$5,919	$946,350
Income before income taxes	19,976	(500)	19,476	57,126	109	57,235
Income tax	(41,431)	194	(41,237)	(54,306)	(38)	(54,344)
Net income (loss)	$(21,455)	$(306)	$(21,761)	$2,820	$71	$2,891

The following is a summary of directly attributable transaction expenses which are included in discontinued operations:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In thousands)
WhiteWave	$9,010	$12,464
Morningstar	300	300
Total	$9,310	$12,764

There were no transaction expenses directly attributable to discontinued operations during the three and six months ended June 30, 2014.

Other
During the three and six months ended June 30, 2014, we recognized net gains of $0.3 million and $1.2 million, respectively, from various taxing authority settlements related to prior discontinued operations.

3. Inventories
Inventories, net of obsolescence reserves of $0.4 million and $0.8 million at June 30, 2014 and December 31, 2013, respectively, consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$104,843	$103,023
Finished goods	164,960	159,835
Total	$269,803	$262,858
4. Goodwill and Intangible Assets
Upon completion of the WhiteWave separation, our remaining goodwill of $86.8 million is attributable to our ongoing dairy operations. There were no changes in our goodwill balance during the six months ended June 30, 2014.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$221,681	$—	$221,681	$221,681	$—	$221,681
Intangible assets with finite lives:
Customer-related and other	49,225	(29,864)	19,361	49,225	(28,575)	20,650
Trademarks	8,096	(5,175)	2,921	8,096	(5,002)	3,094
Total	$279,002	$(35,039)	$243,963	$279,002	$(33,577)	$245,425

Amortization expense on intangible assets for the three months ended June 30, 2014 and 2013 was $0.7 million and $0.9 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2014 and 2013 was $1.5 million and $1.9 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2014	$2.9
2015	2.9
2016	2.8
2017	2.2
2018	2.0

5. Debt
Our outstanding debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014			December 31, 2013
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$51,510	1.66	%*	$50,250	1.67	%*
Senior notes due 2016	475,697	7.00		475,579	7.00
Senior notes due 2018	23,812	9.75		23,812	9.75
	551,019			549,641
Subsidiary debt obligations:
Senior notes due 2017	133,837	6.90		132,808	6.90
Receivables-backed facility	300,000	0.99		213,000	1.19
Capital lease and other	1,483	—		1,813	—
	435,320			347,621
	986,339			897,262
Less current portion	(698)			(698)
Total long-term portion	$985,641			$896,564

*    Represents a weighted average rate, including applicable interest rate margins, for the credit facility.

The scheduled maturities of long-term debt at June 30, 2014 were as follows (in thousands):

2014	$329
2015	656
2016	476,686
2017	442,000
2018	75,322
Thereafter	—
Subtotal	994,993
Less discounts	(8,654)
Total outstanding debt	$986,339

Senior Secured Credit Facility — In July 2013, we executed a credit agreement pursuant to which the lenders provided us with a five-year senior secured revolving credit facility in the amount of up to $750 million. Under the agreement, we have the right to request an increase of the aggregate commitment under the credit facility by, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The senior secured credit facility is available for the issuance of up to $200 million of letters of credit and up to $150 million of swing line loans. The facility will terminate in July 2018.
On June 12, 2014, we executed an amendment to the senior secured credit facility which modified the consolidated net leverage ratio covenant to permit a maximum consolidated net leverage ratio of 4.00x for each fiscal quarter ending on or prior to September 30, 2014, and 3.50x for each fiscal quarter ending thereafter; and increasing the amount of permitted restricted payments that may be made during any fiscal year, if any such restricted payment would cause our consolidated net leverage ratio to exceed 3.25x, to $30 million from $20 million. For 2014, our previously completed repurchases of common stock of approximately $25 million are excluded from the $30 million limitation.
In connection with the amendment, the Company paid certain fees of approximately $0.4 million to consenting lenders and other fees which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Loans outstanding under the senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.25% (2.00% as of June 30, 2014 ) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.25% (1.00% as of June 30, 2014 ) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds.
The senior secured credit facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the credit agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The facility is secured by a first priority perfected security interest in substantially all of our and our guarantors' personal property, whether consisting of tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the guarantors and (ii) 65% of the shares of our or any guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the credit agreement. The collateral does not include any real property, the capital stock and any assets of any unrestricted subsidiary, or any capital stock of any direct or indirect subsidiary of our wholly-owned subsidiary Dean Holding Company ("Legacy Dean") which owns any real property.
The credit agreement governing the senior secured credit facility contains customary representations, warranties and covenants, including but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The credit agreement also contains customary events of default and related cure provisions.
At June 30, 2014, there were outstanding borrowings of $51.5 million under the senior secured revolving credit facility. Our average daily balance under the senior secured revolving credit facility during the six months ended June 30, 2014 was $56.3 million. There were no letters of credit issued under the senior secured revolving credit facility as of June 30, 2014.
Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. In June 2014, the receivables-backed facility was modified to, among other things, increase the amount available for the issuance of letters of credit from $300 million to $350 million and to extend the liquidity termination date from March 2015 to June 2017.
In connection with the modification, the Company paid certain fees of approximately $0.7 million to consenting lenders and other fees which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Based on the monthly borrowing base formula, we had the ability to borrow up to $550 million of the total commitment amount under the receivables-backed facility as of June 30, 2014. The total amount of receivables sold to these entities as of June 30, 2014 was $660.8 million. During the first six months of 2014 we borrowed $1,281.0 million and repaid $1,194.0 million under the facility with a drawn balance of $300.0 million as of June 30, 2014. Excluding letters of credit in the aggregate amount of $212.3 million, the remaining available borrowing capacity was $37.7 million at June 30, 2014. Our average daily balance under this facility during the six months ended June 30, 2014 was $240.1 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin.
Under the senior secured credit facility and the receivables-backed facility, we are required to comply with (a) a maximum consolidated net leverage ratio of 4.00 to 1.00 for each fiscal quarter ending on or prior to September 30, 2014; and 3.50 to 1.00 for each fiscal quarter ending thereafter; and (b) a minimum consolidated interest coverage ratio of 3.00 to 1.00, in each case, as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility.
We are currently in compliance with all covenants under our credit agreements. On August 11, 2014, we announced our intention to further amend our senior secured credit facility and receivables-backed facility to, among other things, modify the consolidated net leverage ratio covenant to increase our maximum permitted consolidated net leverage ratio as follows: 5.25x for each fiscal quarter ending on or prior to December 31, 2014; 5.00x for each fiscal quarter ending on or prior to March 31, 2015; 4.50x for each fiscal quarter ending on or prior to June 30, 2015; and 4.00x for each fiscal quarter ending thereafter. Pursuant to the proposed amendments, we will also be required to maintain a senior secured net leverage ratio not to exceed 2.50x. Loans outstanding under the senior secured credit facility will bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.75%, or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.75%, in each case based on our leverage ratio.

Based on our current leverage ratio, interest rate margins for borrowings under the senior secured credit facility would increase from 2.25% to 2.50% in the case of Adjusted LIBO Rate loans, and from 1.25% to 1.50% in the case of Alternate Base Rate loans. In addition, advances outstanding under our receivables-backed facility will bear interest between 0.35% and 0.50% based on our leverage ratio, and we will pay a facility fee between 0.45% and 0.60% based on our leverage ratio. Based on our current leverage ratio, interest rates for borrowings under the receivables-backed facility would increase from 0.35% to 0.45%, and the facility fee would increase from 0.45% to 0.55%. We expect these amendments to be entered into later this month, and we would pay customary consent fees and arrangement fees in connection with the amendments. Effectiveness of the amendments is conditioned on board approval, as well as other customary closing conditions.

Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We made installment payments in June of 2014 and 2013. As of June 30, 2014, the letter of credit has been reduced to $37.7 million.
Dean Foods Company Senior Notes due 2018 — In December 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and in August 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act of 1933, as amended, and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature in December 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. During the fourth quarter of 2013, we retired $376.2 million principal amount of these notes pursuant to a cash tender offer. The carrying value of these notes on June 30, 2014 was $23.8 million.
Dean Foods Company Senior Notes due 2016 — In 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature in June 2016 and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. During the fourth quarter of 2013, we retired $23.8 million principal amount of these notes pursuant to a cash tender offer. The carrying value of these notes on June 30, 2014 was $475.7 million.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding and matures in October 2017. The carrying value of these notes on June 30, 2014 was $133.8 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
See Note 6 for information regarding the fair value of the 2016 and 2018 senior notes and the subsidiary senior notes due 2017 as of June 30, 2014.
Capital Lease Obligations and Other — Capital lease obligations as of June 30, 2014 and December 31, 2013 were comprised of a lease for land and building related to one of our production facilities. See Note 12.
Guarantor Information — The 2016 and 2018 senior notes described above are our unsecured obligations and, except as described below, are fully and unconditionally, jointly and severally guaranteed by substantially all of our 100%-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (for purposes of this Note 5, “Parent”), the 100%-owned subsidiary guarantors of the senior notes and, separately, the combined results of the 100%-owned subsidiaries that are not a party to the guarantees. The 100%-owned non-guarantor subsidiaries reflect certain foreign and other operations, in addition to our receivables securitization subsidiaries.

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

	Unaudited Condensed Consolidating Balance Sheet as of June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,695	$7,675	$11,394	$—	$59,764
Receivables, net	2,053	69,643	647,225	—	718,921
Income tax receivable	71,922	7,959	—	—	79,881
Inventories	—	269,803	—	—	269,803
Intercompany receivables	—	5,776,395	—	(5,776,395)	—
Other current assets	(2,430)	85,809	254	—	83,633
Total current assets	112,240	6,217,284	658,873	(5,776,395)	1,212,002
Property, plant and equipment, net	—	1,183,812	42	—	1,183,854
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	69,861	250,771	(7)	—	320,625
Investment in subsidiaries	6,642,069	52,258	—	(6,694,327)	—
Total	$6,824,170	$7,790,966	$658,908	$(12,470,722)	$2,803,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,853	$699,095	$122	$103	$738,173
Intercompany payables	5,470,194	—	306,304	(5,776,498)	—
Current portion of debt	—	698	—	—	698
Current portion of litigation settlements	18,605	—	—	—	18,605
Total current liabilities	5,527,652	699,793	306,426	(5,776,395)	757,476
Long-term debt	551,018	134,623	300,000	—	985,641
Other long-term liabilities	53,979	314,481	224	—	368,684
Long-term litigation settlements	16,519	—	—	—	16,519
Total stockholders’ equity	675,002	6,642,069	52,258	(6,694,327)	675,002
Total	$6,824,170	$7,790,966	$658,908	$(12,470,722)	$2,803,322

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(12,289)	$17,433	$11,618	$—	$16,762
Receivables, net	1,932	72,660	677,642	—	752,234
Income tax receivable	10,374	5,541	—	—	15,915
Inventories	—	262,858	—	—	262,858
Intercompany receivables	—	5,728,284	(1)	(5,728,283)	—
Other current assets	6,944	95,927	58	—	102,929
Total current assets	6,961	6,182,703	689,317	(5,728,283)	1,150,698
Property, plant and equipment, net	—	1,215,888	159	—	1,216,047
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	90,269	258,109	81	—	348,459
Investment in subsidiaries	6,633,000	72,345	—	(6,705,345)	—
Total	$6,730,230	$7,815,886	$689,557	$(12,433,628)	$2,802,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,284	$713,625	$554	$(175)	$761,288
Intercompany payables	5,304,051	—	424,057	(5,728,108)	—
Current portion of debt	—	698	—	—	698
Current portion of litigation settlements	19,101	—	—	—	19,101
Total current liabilities	5,370,436	714,323	424,611	(5,728,283)	781,087
Long-term debt	549,641	133,923	213,000	—	896,564
Other long-term liabilities	59,764	314,149	92	—	374,005
Long-term litigation settlements	36,074	—	—	—	36,074
Total stockholders’ equity	714,315	6,653,491	51,854	(6,705,345)	714,315
Total	$6,730,230	$7,815,886	$689,557	$(12,433,628)	$2,802,045

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,389,910	$3,959	$—	$2,393,869
Cost of sales	—	1,991,705	3,076	—	1,994,781
Gross profit	—	398,205	883	—	399,088
Selling and distribution	—	334,540	392	—	334,932
General and administrative	785	69,567	425	—	70,777
Amortization of intangibles	—	717	—	—	717
Facility closing and reorganization costs	—	728	—	—	728
Other operating income	—	(4,535)	—	—	(4,535)
Interest expense	11,206	3,058	957	—	15,221
Other (income) expense, net	(900)	988	(40)	—	48
Loss from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(11,091)	(6,858)	(851)	—	(18,800)
Income tax benefit	(4,404)	(13,084)	(349)	—	(17,837)
Income (loss) before equity in earnings (loss) of subsidiaries	(6,687)	6,226	(502)	—	(963)
Equity in earnings (loss) of consolidated subsidiaries	6,039	(594)	—	(5,445)	—
Income (loss) from continuing operations	(648)	5,632	(502)	(5,445)	(963)
Gain (loss) on sale of discontinued operations, net of tax	2	(61)	377	—	318
Net income (loss)	(646)	5,571	(125)	(5,445)	(645)
Other comprehensive income, net of tax	724	40	165	—	929
Comprehensive income	$78	$5,611	$40	$(5,445)	$284

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,223,253	$4,289	$—	$2,227,542
Cost of sales	—	1,752,214	3,028	—	1,755,242
Gross profit	—	471,039	1,261	—	472,300
Selling and distribution	—	331,159	519	—	331,678
General and administrative	(362)	86,357	393	—	86,388
Amortization of intangibles	—	925	—	—	925
Facility closing and reorganization costs	—	4,939	—	—	4,939
Litigation settlements	(1,019)	—	—	—	(1,019)
Impairment of long-lived assets	—	3,604	—	—	3,604
Other Operating Income	—	2,209	—	—	2,209
Interest expense	86,124	3,016	982	—	90,122
Other (income) expense, net	400	(536)	(392)	—	(528)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(85,143)	39,366	(241)	—	(46,018)
Income tax expense (benefit)	(29,975)	16,123	(109)	—	(13,961)
Income (loss) before equity in earnings (loss) of subsidiaries	(55,168)	23,243	(132)	—	(32,057)
Equity in earnings (loss) of consolidated subsidiaries	(1,702)	297	—	1,405	—
Income (loss) from continuing operations	(56,870)	23,540	(132)	1,405	(32,057)
Loss from discontinued operations, net of tax	—	—	(21,761)	—	(21,761)
Loss on sale of discontinued operations, net of tax	—	(63)	(2)	—	(65)
Net income (loss)	(56,870)	23,477	(21,895)	1,405	(53,883)
Net loss attributable to non-controlling interest	—	—	(2,987)	—	(2,987)
Net income (loss) attributable to Dean Foods Company	(56,870)	23,477	(24,882)	1,405	(56,870)
Other comprehensive income, net of tax, attributable to Dean Foods Company	425,212	152	3,844	—	429,208
Comprehensive income (loss) attributable to Dean Foods Company	$368,342	$23,629	$(21,038)	$1,405	$372,338

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$4,727,964	$6,945	$—	$4,734,909
Cost of sales	—	3,914,178	5,468	—	3,919,646
Gross profit	—	813,786	1,477	—	815,263
Selling and distribution	—	673,619	692	—	674,311
General and administrative	618	141,434	1,024	—	143,076
Amortization of intangibles	—	1,461	—	—	1,461
Facility closing and reorganization costs	—	1,705	—	—	1,705
Litigation settlements	(2,521)	—	—	—	(2,521)
Other operating income	—	(4,535)	—	—	(4,535)
Interest expense	21,811	6,040	2,393	—	30,244
Other (income) expense, net	(600)	1,157	(830)	—	(273)
Loss from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(19,308)	(7,095)	(1,802)	—	(28,205)
Income tax benefit	(5,325)	(11,641)	(484)	—	(17,450)
Income (loss) before equity in earnings (loss) of subsidiaries	(13,983)	4,546	(1,318)	—	(10,755)
Equity in earnings (loss) of consolidated subsidiaries	3,543	(1,410)	—	(2,133)	—
Income (loss) from continuing operations	(10,440)	3,136	(1,318)	(2,133)	(10,755)
Gain (loss) on sale of discontinued operations, net of tax	838	(61)	377	—	1,154
Net income (loss)	(9,602)	3,075	(941)	(2,133)	(9,601)
Other comprehensive income, net of tax	1,146	87	720	—	1,953
Comprehensive income (loss)	$(8,456)	$3,162	$(221)	$(2,133)	$(7,648)

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$4,512,425	$7,547	$—	$4,519,972
Cost of sales	—	3,547,108	5,332	—	3,552,440
Gross profit	—	965,317	2,215	—	967,532
Selling and distribution	—	670,893	782	—	671,675
General and administrative	(365)	170,837	880	—	171,352
Amortization of intangibles	—	1,875	—	—	1,875
Facility closing and reorganization costs	—	10,549	—	—	10,549
Litigation settlements	(1,019)	—	—	—	(1,019)
Impairment of long-lived assets	—	34,105	3,414	—	37,519
Other operating income	—	2,209	—	—	2,209
Interest expense	141,816	5,901	2,054	—	149,771
Other (income) expense, net	400	(174)	(589)	—	(363)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(140,832)	69,122	(4,326)	—	(76,036)
Income tax expense (benefit)	(50,284)	28,818	(1,773)	—	(23,239)
Income (loss) before equity in earnings (loss) of subsidiaries	(90,548)	40,304	(2,553)	—	(52,797)
Equity in earnings (loss) of consolidated subsidiaries	526,283	(2,249)	—	(524,034)	—
Income (loss) from continuing operations	435,735	38,055	(2,553)	(524,034)	(52,797)
Income from discontinued operations, net of tax	—	—	2,891	—	2,891
Gain (loss) on sale of discontinued operations, net of tax	—	491,825	(5)	—	491,820
Net income	435,735	529,880	333	(524,034)	441,914
Net loss attributable to non-controlling interest in discontinued operations	—	—	(6,179)	—	(6,179)
Net income (loss) attributable to Dean Foods Company	435,735	529,880	(5,846)	(524,034)	435,735
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	447,267	293	(8,046)	—	439,514
Comprehensive income (loss) attributable to Dean Foods Company	$883,002	$530,173	$(13,892)	$(524,034)	$875,249

	Unaudited Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(74,851)	$70,368	$29,751	$25,268
Cash flows from investing activities:
Payments for property, plant and equipment	—	(53,622)	—	(53,622)
Proceeds from sale of fixed assets	—	17,556	—	17,556
Net cash used in investing activities	—	(36,066)	—	(36,066)
Cash flows from financing activities:
Repayments of debt	—	(329)	—	(329)
Proceeds from senior secured revolver	1,317,194	—	—	1,317,194
Payments for senior secured revolver	(1,315,935)	—	—	(1,315,935)
Proceeds from receivables-backed facility	—	—	1,281,000	1,281,000
Payments for receivables-backed facility	—	—	(1,194,000)	(1,194,000)
Common stock repurchase	(25,000)	—	—	(25,000)
Cash dividend paid	(13,089)	—	—	(13,089)
Payments of deferred financing costs	(414)	—	(693)	(1,107)
Issuance of common stock, net of share repurchases	4,953	—	—	4,953
Tax savings on share-based compensation	284	—	—	284
Intercompany	159,842	(43,731)	(116,111)	—
Net cash provided by (used in) financing activities	127,835	(44,060)	(29,804)	53,971
Effect of exchange rate changes on cash and cash equivalents	—	—	(171)	(171)
Increase (decrease) in cash and cash equivalents	52,984	(9,758)	(224)	43,002
Cash and cash equivalents, beginning of period	(12,289)	17,433	11,618	16,762
Cash and cash equivalents, end of period	$40,695	$7,675	$11,394	$59,764

	Unaudited Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities— continuing operations	$(283,865)	$(58,127)	$96,904	$(245,088)
Net cash provided by operating activities — discontinued operations	—	—	14,174	14,174
Net cash provided by (used in) operating activities	(283,865)	(58,127)	111,078	(230,914)
Cash flows from investing activities:
Payments for property, plant and equipment	(40)	(48,952)	—	(48,992)
Proceeds from sale of fixed assets	—	4,271	—	4,271
Net cash used in investing activities— continuing operations	(40)	(44,681)	—	(44,721)
Net cash provided by (used in) investing activities — discontinued operations	1,441,322	—	(37,828)	1,403,494
Net cash provided by (used in) investing activities	1,441,282	(44,681)	(37,828)	1,358,773
Cash flows from financing activities:
Repayments of debt	(1,027,196)	—	—	(1,027,196)
Proceeds from senior secured revolver	510,750	—	—	510,750
Payments for senior secured revolver	(658,750)	—	—	(658,750)
Proceeds from receivables-backed facility	—	—	388,000	388,000
Payments for receivables-backed facility	—	—	(296,000)	(296,000)
Payment of financing costs	(575)	—	—	(575)
Issuance of common stock, net of share repurchases for withholding taxes	8,785	—	—	8,785
Tax savings on share-based compensation	172	—	—	172
Net change in intercompany balances	2,276	110,964	(113,240)	—
Net cash provided by (used in) financing activities— continuing operations	(1,164,538)	110,964	(21,240)	(1,074,814)
Net cash used in financing activities — discontinued operations	—	—	(51,584)	(51,584)
Net cash provided by (used in) financing activities	(1,164,538)	110,964	(72,824)	(1,126,398)
Effect of exchange rate changes on cash and cash equivalents	—	—	(155)	(155)
Increase (decrease) in cash and cash equivalents	(7,121)	8,156	271	1,306
Cash and cash equivalents, beginning of period	15,242	—	9,415	24,657
Cash and cash equivalents, end of period	$8,121	$8,156	$9,686	$25,963

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
At June 30, 2014 and December 31, 2013, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In thousands)
Derivatives Designated as Hedging Instruments
Commodities contracts — current(1)	$—	$714	$—	$204
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	600	255	132	114
Total derivatives	$600	$969	$132	$318

(1)
Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date are included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.

Gains and losses on derivatives designated as cash flow hedges were reclassified from accumulated other comprehensive income to operating income for the three and six months ended June 30, 2013 as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Losses on interest rate swap contracts(1)	$63,424	$94,832
(Gains) losses on commodities contracts(2)	(66)	255
Gains on foreign currency contracts(3)	—	(78)

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.

(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.

(3)	Recorded in cost of sales in our unaudited Condensed Consolidated Statements of Operations.
There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments in the three and six months ended June 30, 2013.

Interest Rates - We have historically entered into interest rate swap agreements that were designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provided hedges for interest on our senior secured credit facility by fixing the LIBOR component of interest rates specified in our prior credit facility at the interest rates specified in the interest rate swap agreements until the indicated expiration dates of these interest rate swap agreements. For the reasons described below, as of June 30, 2013, we no longer have any interest rate swaps outstanding.
As disclosed in Note 2, in January 2013, we completed the sale of Morningstar and used a portion of the proceeds to repay debt. As a result of these repayments, we determined that we no longer had sufficient levels of variable rate debt to support the $1 billion aggregate notional amount of interest rate hedges. Accordingly, in the first quarter of 2013, we terminated these interest rate swaps, and upon termination, we paid the counterparties $28.0 million based on the fair value of the swaps on that date. As we have determined that the forecasted transactions hedged by these swaps were no longer probable, we reclassified total losses of $28.1 million ($17.3 million, net of tax) previously recorded in accumulated other comprehensive income to interest expense during the six months ended June 30, 2013.
In connection with the WhiteWave IPO discussed in Note 2, in the fourth quarter of 2012, we novated certain of our then-outstanding interest rate swaps to WhiteWave. WhiteWave became the sole counterparty to the financial institutions under these swap agreements, and is directly responsible for any required future settlements, and the sole beneficiary of any future receipts of funds, pursuant to the terms of these swaps.
As of the novation date, these swaps were de-designated and subsequent changes in fair value were reflected in our unaudited Condensed Consolidated Statements of Operations, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we did not own. Upon completion of the WhiteWave spin-off on May 23, 2013, we determined that the underlying hedged forecasted transactions related to these swaps were no longer probable; therefore, during the three months ended June 30, 2013, we reclassified total losses of $63.4 million ($38.9 million, net of tax) previously recorded in accumulated other comprehensive income associated with the swaps to earnings. This non-cash charge was recorded as a component of interest expense in our unaudited Condensed Consolidated Statements of Operations. See Note 9.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 is as follows (in thousands):

	Fair Value as of June 30, 2014	Level 1	Level 2	Level 3
Asset — Commodities contracts	$600	$—	$600	$—
Liability — Commodities contracts	132	—	132	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 is as follows (in thousands):

	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Asset — Commodities contracts	$969	$—	$969	$—
Liability — Commodities contracts	318	—	318	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facility, receivables-backed facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$133,837	$155,845	$132,808	$153,005
Dean Foods Company senior notes due 2016	475,697	522,616	475,579	527,378
Dean Foods Company senior notes due 2018	23,812	26,253	23,812	26,908
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$3	$—	$3	$—
Mutual funds	2,187	—	2,187	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$5	$—	$5	$—
Mutual funds	2,103	—	2,103	—

7. Common Stock and Share-Based Compensation
Adoption of Cash Dividend Policy — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). Quarterly dividends of $0.07 per share were paid in March and June of 2014. Our cash dividend policy is subject to modification, suspension or cancellation at any time.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended June 30, 2014 and we repurchased 1,727,275 shares during the six months ended June 30, 2014. We made no share repurchases during the three months or six months ended June 30, 2013. As of June 30, 2014, $275.0 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
Stock Options — The following table summarizes stock option activity during the first six months of 2014:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	5,055,035	$19.35
Granted	—	—
Forfeited and canceled	(401,734)	21.34
Exercised	(449,363)	14.73
Options outstanding at June 30, 2014	4,203,938	$19.65	3.48	$5,809,572
Options exercisable at June 30, 2014	4,072,329	$19.94	3.35	$4,915,061

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. During each of the six months ended June 30, 2014 and 2013, there were no stock options granted.

Restricted Stock Units — The following table summarizes RSU activity during the first six months of 2014:

	Employees	Directors (2)	Total
Stock units outstanding at January 1, 2014	680,017	96,273	776,290
Stock units issued	315,168	59,367	374,535
Shares issued upon vesting of stock units	(181,570)	(42,281)	(223,851)
Stock units canceled or forfeited(1)	(76,286)	(780)	(77,066)
Stock units outstanding at June 30, 2014	737,329	112,579	849,908
Weighted average grant date fair value	$14.55	$13.75	$14.45

(1)
Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Any stock units surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

(2)	Directors' stock units are RSU(s), which participate in declared dividends.
Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the first six months of 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,111,059	$17.72
Granted	573,325	14.23
Converted/paid	(536,575)	17.69
Forfeited	(70,540)	17.09
Outstanding at June 30, 2014	1,077,269	$15.92

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30			Six Months Ended June 30
	2014		2013	2014		2013
	(In thousands)
Stock Options	$118		$5,523	$263		$5,930
Stock Units	1,179		1,254	2,387		2,543
Phantom Shares	2,258		3,506	2,600		5,121
Total	$3,555	(1)	$10,283	$5,250	(1)	$13,594

(1)
Share-based compensation expense for the three and six months ended June 30, 2013 included an adjustment of $5.7 million related to the equity modification of share-based compensation pursuant to the WhiteWave spin-off.

Stock options, phantom shares and stock units held by employees do not currently participate in any dividends and accordingly, no expense attributed to dividends has been recorded.

8. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for each of the six months ended June 30, 2014 and 2013, as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013(1)	2014	2013(1)
	(In thousands, except share data)
Basic loss per share computation:
Numerator:
Loss from continuing operations	$(963)	$(32,057)	$(10,755)	$(52,797)
Denominator:
Average common shares	93,561,305	93,417,417	93,977,672	93,215,130
Basic loss per share from continuing operations	$(0.01)	$(0.34)	$(0.11)	$(0.57)
Diluted loss per share computation:
Numerator:
Loss from continuing operations	$(963)	$(32,057)	$(10,755)	$(52,797)
Denominator:
Average common shares — basic	93,561,305	93,417,417	93,977,672	93,215,130
Stock option conversion(2)	—	—	—	—
Stock units(3)	—	—	—	—
Average common shares — diluted	93,561,305	93,417,417	93,977,672	93,215,130
Diluted loss per share from continuing operations	$(0.01)	$(0.34)	$(0.11)	$(0.57)
(1) All applicable share data and per share amounts have been adjusted retroactively for the 1-for-2 reverse stock split effected on August 26, 2013.
(2) Anti-dilutive common shares excluded	3,649,711	6,981,822	3,752,341	7,283,324
(3) Anti-dilutive stock units excluded	201,976	756,537	298,959	777,579

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended June 30, 2014 were as follows (in thousands):

	Changes in Cash Flow Hedges	Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, March 31, 2014	$187	$(56,519)		$166	$(56,166)
Other comprehensive income (loss) before reclassifications	(69)	1,760		166	1,857
Amounts reclassified from accumulated other comprehensive income	—	(928)	(1)	—	(928)
Net current-period other comprehensive income (loss)	(69)	832		166	929
Balance, June 30, 2014	$118	$(55,687)		$332	$(55,237)

(1)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Note 10.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended June 30, 2013 were as follows (in thousands):

	Changes in Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Unrealized Gains/Losses on Available-For-Sale Securities	Foreign Currency Items	Total	Non- controlling Interest
Balance, March 31, 2013	$(38,003)		$(103,001)		$—	$(35,273)	$(176,277)	$(5,732)
Other comprehensive income (loss) before reclassifications	(1,126)		4,161		385,552	3,867	392,454	668
Amounts reclassified from accumulated other comprehensive income	38,823	(1)	(2,070)	(2)	—	—	36,753	(3)
Net current-period other comprehensive income	37,697		2,091		385,552	3,867	429,207	665
Spin-off of WhiteWave Foods	182		1,552		—	31,291	33,025	5,067
Balance, June 30, 2013	$(124)		$(99,358)		$385,552	$(115)	$285,955	$—

(1)
Upon completion of the WhiteWave spin-off in May 2013, we determined that the underlying hedged forecasted transactions related to the novated swaps were no longer probable; therefore, during the three months ended June 30, 2013, we reclassified total losses of $63.4 million ($38.9 million, net of tax) recorded in accumulated other comprehensive income associated with these swaps to earnings, as a component of interest expense. See Note 6 for further information regarding our interest rate swaps.

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Note 10.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the six months ended June 30, 2014 were as follows (in thousands):

	Changes in Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, December 31, 2013	$423		$(57,224)		$(389)	$(57,190)
Other comprehensive income (loss) before reclassifications	(85)		3,392		721	4,028
Amounts reclassified from accumulated other comprehensive income	(220)	(1)	(1,855)	(2)	—	(2,075)
Net current-period other comprehensive income (loss)	(305)		1,537		721	1,953
Balance, June 30, 2014	$118		$(55,687)		$332	$(55,237)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the six months ended June 30, 2013 were as follows (in thousands):

	Changes in Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Unrealized Gains/Losses on Available-For-Sale Securities	Foreign Currency Items	Total	Non- controlling Interest
Balance, December 31, 2012	$(58,452)		$(105,845)		$—	$(22,287)	$(186,584)	$(3,683)
Other comprehensive income (loss) before reclassifications	(154)		9,074		385,552	(9,119)	385,353	(1,378)
Amounts reclassified from accumulated other comprehensive income	58,300	(1)	(4,139)	(2)	—	—	54,161	(6)
Net current-period other comprehensive income (loss)	58,146		4,935		385,552	(9,119)	439,514	(1,384)
Spin-off of WhiteWave Foods	182		1,552		—	31,291	33,025	5,067
Balance, June 30, 2013	$(124)		$(99,358)		$385,552	$(115)	$285,955	$—

(1)
In January 2013, we terminated $1 billion aggregate notional amount of interest rate swaps with maturity dates in 2013 and 2016. As a result of these terminations, we reclassified total losses of $28.1 million ($17.3 million net of tax) previously recorded in accumulated other comprehensive income to earnings, as a component of interest expense. Additionally, upon completion of the WhiteWave spin-off in May 2013, we determined that the underlying hedged forecasted transactions related to the novated swaps were no longer probable; therefore, during the three months ended June 30, 2013, we reclassified total losses of $63.4 million ($38.9 million, net of tax) recorded in accumulated other comprehensive income associated with these swaps to earnings, as a component of interest expense. See Note 6 for further information regarding our interest rate swaps.

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$770	$923	$1,540	$1,846
Interest cost	3,495	3,128	6,990	6,256
Expected return on plan assets	(4,690)	(4,633)	(9,380)	(9,266)
Amortizations:
Unrecognized transition obligation	—	—	—	—
Prior service cost	197	198	394	396
Unrecognized net loss	1,276	3,098	2,552	6,196
Net periodic benefit cost	$1,048	$2,714	$2,096	$5,428

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$206	$204	$412	$408
Interest cost	416	306	832	612
Amortizations:
Prior service cost	16	6	32	12
Unrecognized net loss	19	75	38	150
Net periodic benefit cost	$657	$591	$1,314	$1,182

11. Asset Impairment Charges and Facility Closing and Reorganization Costs
Asset Impairment Charges
We evaluate our long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. As a result of certain changes to our business and plans for consolidating our production network, we evaluated the impact that we expect these changes to have on our projected future cash flows as of June 30, 2014.
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
There was no impairment of our long-lived assets identified for the six months ended June 30, 2014. As of June 30, 2013, the results of our analysis indicated an impairment of our plant, property and equipment of $31.1 million and impairment related to certain intangible assets of approximately $6.4 million. All of these charges were recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In thousands)
Closure of Facilities(1)	$728	$4,173	$1,705	$5,175
Functional Realignment(2)	—	415	—	518
Field and Functional Reorganization (3)	—	351	—	4,851
Other	—	—	—	5
Total	$728	$4,939	$1,705	$10,549

(1)
These charges in 2014 and 2013 primarily relate to facility closures in Riverside, California; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; and Mendon, Massachusetts; as well as other approved closures. We have incurred $39.9 million of charges related to these initiatives to date. We expect to incur additional charges related to these facility closures of approximately $2.8 million, related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, as well as our accelerated cost reduction efforts, it is likely that we will close additional facilities in the future.

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

Activity with respect to facility closing and reorganization costs during the six months ended June 30, 2014 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2013	Charges and Adjustments	Payments	Accrued Charges at June 30, 2014
	(In thousands)
Cash charges:
Workforce reduction costs	$9,028	$(44)	$(1,729)	$7,255
Shutdown costs	—	1,355	(1,355)	—
Lease obligations after shutdown	8,361	246	(1,032)	7,575
Other	—	207	(207)	—
Subtotal	$17,389	1,764	$(4,323)	$14,830
Noncash charges:
Other, net		(59)
Total charges		$1,705

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
Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We had an immaterial amount of capital lease obligations as of June 30, 2014 and

December 31, 2013. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.
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
Litigation, Investigations and Audits
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration, renewed their request for summary judgment in September 2010. In March 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs appealed the court’s decision in April 2012. Briefing on the appeal was completed in April 2013, and oral argument occurred in July 2013. In January 2014, the appeals court reversed the judgment for the defendants, including the Company, on one of the original five counts in the Tennessee retailer action. In February 2014, the Company requested that the Sixth Circuit Court of Appeals consider its decision en banc; the Sixth Circuit declined to do so. The Company filed a petition to the U.S. Supreme Court for review of the case on August 1, 2014. The Sixth Circuit returned the case to the trial court for further proceedings. The parties have agreed to submit a proposed schedule for further proceedings in the trial court on or before August 29, 2014. The parties have also agreed to defer further proceedings in the trial court until there is a determination by the Supreme Court whether to review the decision of the Court of Appeals.
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

13. Segment, Geographic and Customers Information
We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy case products. We operate 71 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our Chief Executive Officer evaluates the performance of our business based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, impairments of long-lived assets and other non-recurring gains and losses.
In connection with the WhiteWave separation in 2013, all segment results herein have been recast and present results on a comparable basis under a single reportable segment.
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the three and six months ended June 30, 2014 and 2013. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16% and 18% of our consolidated net sales in the three months ended June 30, 2014 and 2013, respectively, and approximately 17% and 21% of our consolidated net sales in the six months ended June 30, 2014 and 2013, respectively.

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
Adoption of Cash Dividend Policy — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). Quarterly dividends of $0.07 per share were paid in March and June of 2014. Our cash dividend policy is subject to modification, suspension or cancellation at any time.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended June 30, 2014 and we repurchased 1,727,275 shares during the six months ended June 30, 2014. We made no share repurchases during the three months or six months ended June 30, 2013. As of June 30, 2014, $275.0 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.

Strategic Activities
1-for-2 Reverse Stock Split — In August 2013, we effected a 1-for-2 reverse stock split of our issued common stock. The reverse stock split effected a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock awards, and the number of shares of common stock eligible for issuance under our 2007 Stock Incentive Plan (the “2007 Plan”). No fractional shares were issued in connection with the reverse stock split. Each stockholder’s percentage ownership and proportional voting power remained unchanged as a result of the reverse stock split. During the second quarter of 2014, we amended our certificate of incorporation to reduce the number of authorized shares of common stock by the same 1-to-2 ratio as effected in the reverse stock split.
All applicable share data, per share amounts and related information has been adjusted retroactively in our unaudited Condensed Consolidated Financial Statements to give effect to the 1-for-2 reverse stock split.
WhiteWave Separation — We separated The WhiteWave Foods Company ("WhiteWave") from the Company in a series of three transactions: an initial public offering for 13.3% of the WhiteWave common stock in the fourth quarter of 2012; a tax-free spin-off of 66.8% of the WhiteWave common stock in the second quarter of 2013; and a tax-free debt-for-equity exchange of 19.9% of the WhiteWave common stock in the third quarter of 2013 (the "WhiteWave Separation") See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information regarding the WhiteWave Separation.
Divestiture of Morningstar Foods — In January 2013, we completed the sale of Morningstar Foods ("Morningstar") to a third party for net proceeds of approximately $1.45 billion. We recorded a gain of $871.3 million ($492.1 million, net of tax) on the sale of Morningstar in the first quarter of 2013.
Recent Developments
Retail, Customer and Commodity Environment — Increasing and record-high dairy commodity costs continue to create one of the most difficult operating environments in the history of our company. Record-high raw milk costs and resulting increases in retail prices have created volume softness throughout the industry. In addition, we have experienced increased pressure on our margins as pricing at retail was pressured by both price gap and price threshold considerations. At these unprecedented commodity price levels, our pricing pass-through mechanisms are not entirely efficient and, particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales and gross profit.
Class I milk prices have continued their rapid and unprecedented rise through the second quarter of 2014. Class I raw milk prices were approximately 6% higher during the second quarter of 2014 versus the first quarter of 2014 and were 31% above year-ago levels. As Class I raw milk prices continued to move higher, the "margin over milk", or the spread between the Class I mover and the retail price of private label gallons, compressed to $1.39 per gallon in the second quarter of 2014, compared to $1.43 per gallon in the previous quarter, and $1.58 per gallon in the second quarter of 2013.
In addition to record-high Class I raw milk costs, we have been challenged by the increase of butterfat prices, pressuring our margins across our Class II product offerings, such as ice cream, in its heavy selling season. Average CME butter prices increased 32% during the second quarter of 2014 versus prior year to $2.12 with the month of June averaging $2.26 per pound. Sustained month over month Class II commodity price increases, as we experienced in the quarter, have created a pricing lag effect that makes it difficult to effectively pass through rising costs fast enough to mitigate sustained inflation across our Class II product set.
The fluid milk industry remains highly competitive. Fluid milk category volumes remained soft and volume declines have accelerated beyond the historical trajectory of the category. As Class I raw milk costs continued to rise through July, the category continued to weaken. Our volumes also were impacted by the loss of a portion of our private-label business with a significant customer in 2013. The impact of this loss began to be reflected in the second quarter of 2013, and the transition of volumes was completed in the fourth quarter of 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. Our total volumes declined 4% in the second quarter of 2014 compared to the same period in the prior year as we began to overlap the RFP-driven volume losses. Our share of the fluid milk category, for the three months ended May, 31 2014, was relatively flat versus the prior quarter at approximately 36%. Since bottoming out in the third quarter of 2013, we have increased our share of the fluid milk category by approximately 1%. In terms of our branded versus private-label mix, we ended the second quarter of 2014 at approximately 36% in branded volumes. Since the third quarter of 2013, when raw milk costs began their steady climb, our brand mix has declined approximately 1%. This trade down to private label fluid milk from branded products represents a continuing headwind for our business.

We remain committed to sustaining strong positive cash flow and generating shareholder value. Throughout the remainder of 2014, we will continue to emphasize price realization, cost productivity and volume at margins that deliver an appropriate return, in an effort to improve our operating results. We believe the market continues to be difficult with several factors beyond our control continuing to impact our earnings progression. The fluid milk category continues to show weakness with declining industry volumes. Soft volumes, coupled with ongoing historically high raw milk cost inflation and compressed margins over milk, negate some of the impact of our cost reduction efforts, and make it harder to deliver those cost savings to the bottom line. This year has been one of the most difficult periods in our history. We are cautiously optimistic that there will be some commodity stabilization in the back half of 2014 and declining prices in 2015. We expect to continue to drive improved efficiency and capability across the organization with a view toward positioning ourselves for long-term success.
Facility Closing and Reorganization Activities — As a result of certain changes to our business, including the loss of a portion of a significant customer's private label volume in 2013, we accelerated our plans for consolidating our production network, and we have closed twelve of our production facilities through July of 2014. Having completed our accelerated plant closures over the past 18 to 24 months, we expect to return to our normal optimization activities. See Note 11 to our unaudited Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.
Matters Affecting Comparability
Our discussion of the results of operations for the three and six months ended June 30, 2014 and 2013 is affected by the 1-for-2 reverse stock split effected in August 2013. Common stock, additional paid-in capital and all applicable share data as of and for the period ended June 30, 2013 have been adjusted retroactively to reflect the 1-for-2 reverse stock split.

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

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,393.9	100.0%	$2,227.5	100.0%	$4,734.9	100.0%	$4,520.0	100.0%
Cost of sales	1,994.8	83.3	1,755.2	78.8	3,919.6	82.8	3,552.5	78.6
Gross profit(1)	399.1	16.7	472.3	21.2	815.3	17.2	967.5	21.4
Operating costs and expenses:
Selling and distribution	334.9	14.0	331.7	14.9	674.3	14.2	671.7	14.9
General and administrative	70.8	3.0	86.4	3.9	143.0	3.0	171.3	3.8
Amortization of intangibles	0.7	—	0.9	—	1.5	—	1.9	—
Facility closing and reorganization costs	0.7	—	4.9	0.2	1.7	—	10.5	0.2
Litigation settlements	—	—	(1.0)	—	(2.5)	(0.1)	(1.0)	—
Impairment of long-lived assets	—	—	3.6	0.2	—	—	37.5	0.8
Other operating (income) loss	(4.5)	(0.2)	2.2	0.1	(4.5)	(0.1)	2.2	—
Total operating costs and expenses	402.6	16.8	428.7	19.2	813.5	17.2	894.1	19.7
Operating income (loss)	$(3.5)	(0.1)%	$43.6	2.0%	$1.8	—%	$73.4	1.7%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013
Net Sales — The change in net sales was due to the following:

Three Months Ended June 30, 2014 vs. 2013
(In millions)
Volume	$(92.4)
Pricing and product mix changes	258.8
Total increase	$166.4

Net sales increased $166.4 million, or 7.5%, during the second quarter of 2014 as compared to the second quarter of 2013, primarily due to increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the second quarter of 2014, the Class I raw milk price was approximately 31% above prior-year levels. At these unprecedented commodity levels, our pricing pass-through mechanisms are not entirely efficient and, particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales. Commodity-driven sales increases were partially offset by a decrease in fluid milk volumes, which accounted for approximately 75% of our total sales volume, as well as volume declines in our cultured dairy and other products. Our fluid milk volume declines were driven by increasing fluid milk category weakness and the partial loss of private label business with a significant customer.

We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2014 in comparison to the second quarter of 2013:

	Three Months Ended June 30*
	2014	2013	% Change
Class I mover(1)	$23.66	$18.12	30.6%
Class I raw skim milk mover(1)(2)	16.75	12.35	35.6
Class I butterfat mover(2)(3)	2.14	1.77	20.9
Class II raw skim milk minimum(1)(4)	16.97	13.05	30.0
Class II butterfat minimum(3)(4)	2.29	1.76	30.1

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased by 13.7% in the second quarter of 2014 compared to the second quarter of 2013, primarily due to increased dairy commodity costs. The Class I raw milk price was approximately 31% above prior year levels. This increase was partially offset by lower sales volumes and our cost and efficiency initiatives.
Gross Profit — Our gross profit percentage decreased to 16.7% in the second quarter of 2014 as compared to 21.2% in the second quarter of 2013. This decline was significantly impacted by the record-high dairy commodity costs environment. We believe at these unprecedented commodity levels, our pricing pass-through mechanisms are not entirely efficient, and particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our gross profit. In addition, despite the full impact of the lost volumes discussed above and the associated accelerated facility closure activity during 2014 and 2013, production cost declines lagged the decline in sales volumes, resulting in higher per unit costs and lower overall gross profit. We believe these increased per-unit production costs are temporary and will stabilize as we move past this period of accelerated plant closure activity.
Operating Costs and Expenses — Operating costs and expenses decreased by 6.1% in the second quarter of 2014 as compared to the second quarter of 2013. Significant changes to operating costs and expenses in the second quarter of 2014 include the following:

•
General and administrative costs decreased $15.6 million primarily due to lower personnel-related costs, including share-based and incentive compensation, as a result of headcount reductions and operational performance below our targets.

•	Selling and distribution costs increased $3.2 million primarily due to increased personnel-related costs related to employee benefits, partially offset by the impact of lower sales volumes.

•	Facility closing and reorganization costs decreased by $4.2 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment of long-lived assets decreased by $3.6 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

Our costs on a per-gallon basis continued to be negatively impacted by transitory costs associated with plant closings and loss of volumes. As our sales volumes have declined faster than benefits from our cost initiatives have been realized, our production and distribution assets have experienced increased deleverage offsetting some of our cost improvements and making it harder to deliver those cost savings to the bottom line.

Other (Income) Expense — Other (income) expense decreased by $74.3 million during the second quarter of 2014 as compared to the second quarter of 2013 driven by a decline in interest expense. Interest expense for the second quarter of 2013 included $63.4 million of non-cash interest expense related to the novation of interest rate swaps, as described more fully in Note 6 to our unaudited Condensed Consolidated Financial Statements. Excluding these transactions in the prior year, interest expense decreased by $11.5 million to $15.2 million in the second quarter of 2014. This decrease was primarily due to significantly lower average debt balances from debt repayments with cash proceeds from transactions undertaken in 2013.

Income Taxes – Income tax benefit was recorded at an effective rate of 94.9% for the second quarter of 2014 compared to a 30.3% effective tax benefit rate for the second quarter of 2013. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the second quarter of 2014, our effective tax rate was also impacted by settlements of various taxing authority examinations. Excluding the benefits related to these settlements, our effective tax benefit rate was 37.1%.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net Sales — The change in net sales was due to the following:

Six Months Ended June 30, 2014 vs. 2013
(In millions)
Volume	$(227.6)
Pricing and product mix changes	442.5
Total increase	$214.9

Net sales increased $214.9 million, or 4.8%, during the first six months of 2014 as compared to the first six months of 2013, primarily due to increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the first six months of 2014, the Class I raw milk price was approximately 26% above prior-year levels. At these unprecedented commodity levels, our pricing pass-through mechanisms are not entirely efficient and, particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales. Commodity-driven sales increases were partially offset by a decrease in fluid milk volumes, which accounted for approximately 77% of our total sales volume, as well as volume declines in our cultured dairy and other products. Our fluid milk volume declines were driven by increasing fluid milk category weakness and the partial loss of private label business with a significant customer.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2014 in comparison to the first six months of 2013:

	Six Months Ended June 30*
	2014	2013	% Change
Class I mover(1)	$23.02	$18.22	26.3%
Class I raw skim milk mover(1)(2)	16.63	12.62	31.8
Class I butterfat mover(2)(3)	1.99	1.73	15.0
Class II raw skim milk minimum(1)(4)	17.06	13.06	30.6
Class II butterfat minimum(3)(4)	2.12	1.72	23.3

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased by 10.3% in the first six months of 2014 compared to the first six months of 2013, primarily due to increased dairy commodity costs. This increase was partially offset by lower fluid milk volumes, lower personnel-related costs due to headcount reductions last year as well as other cost and efficiency initiatives.
Gross Profit — Our gross profit percentage decreased to 17.2% for the first six months of 2014 as compared to 21.4% for the first six months of 2013. This decline was significantly impacted by the record-high dairy commodity costs environment. We believe at these unprecedented commodity levels, our pricing pass-through mechanisms are not entirely efficient, and particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our gross profit. In addition, despite the full impact of the lost volumes discussed above and the associated accelerated facility closure activity during 2014 and 2013, production cost declines lagged the decline in volumes, resulting in higher per unit costs and lower overall gross profit. We believe these increased per-unit production costs are temporary and will stabilize as we move past this period of accelerated plant closure activity.
Operating Costs and Expenses — Operating costs and expenses decreased by 9.0% in the first six months of 2014 as compared to the first six months of 2013. Significant changes to operating costs and expenses in the first six months of 2014 include the following:

•
General and administrative costs decreased $28.3 million primarily due to lower personnel-related costs, including share-based and incentive compensation, as a result of headcount reductions and operational performance below our targets.

•
Selling and distribution costs increased $2.6 million primarily due to increased logistics costs related to plant closure activity and increased personnel-related costs related to employee benefits, partially offset by lower sales volumes.

•	Facility closing and reorganization costs decreased by $8.8 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment of long-lived assets decreased by $37.5 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

Our costs on a per gallon basis continued to be negatively impacted by transitory costs associated with plant closings and loss of volumes. As our sales volumes have declined faster than benefits from our cost initiatives have been realized, our production and distribution assets have experienced increased deleverage offsetting some of our cost improvements and making it harder to deliver those cost savings to the bottom line.

Other (Income) Expense — Other (income) expense during decreased $119.4 million during the first six months of 2014 as compared to the first six months of 2013 due to lower interest expense. Interest expense for the first six months of 2013 included $63.4 million of non-cash interest expense and $28.1 million of expense related to termination and novation of interest rate swaps, both of which are described more fully in Note 6 to our unaudited Condensed Consolidated Financial Statements. Excluding these prior year transactions, interest expense decreased by $28.1 million to $30.2 million in the first six months of 2014. This decrease is primarily due to significantly lower average debt balances from debt repayments with cash proceeds from transactions undertaken in 2013.

Income Taxes – Income tax benefit was recorded at an effective tax rate of 61.9% for the first half of 2014 compared to a 30.6% effective tax benefit rate for the first half of 2013. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first half of 2014, our effective tax rate was also impacted by settlements of various taxing authority examinations and several state tax law changes. Excluding the net benefit related to these items, our effective tax benefit rate was 36.6%.
Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $750 million senior secured revolving credit facility and our amended $550 million receivables-backed facility, together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our cost reduction initiatives. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. As discussed below, we have also instituted a regular quarterly cash dividend policy and began repurchasing shares of our common stock opportunistically. Additionally, from time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. Such transactions may require cash expenditures or generate proceeds.
Under our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). Quarterly dividends were paid in March and June of 2014 and were funded using borrowings under both the receivables back securities and the senior secured credit facility. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Please see “—Return of Capital Strategies” above for additional details regarding the dividend policy.
Additionally, since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended June 30, 2014 and we repurchased 1,727,275 shares during the six months ended June 30, 2014 for $25.0 million. The repurchase was funded using borrowings under both the receivables-backed facility and the senior secured credit facility. We made no share repurchases during the three months or six months ended June 30, 2013. As of June 30, 2014, $275.0 million was available for repurchases under this program (excluding fees and commissions). Management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
As of June 30, 2014, $11.4 million of our total cash on hand of $59.8 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations. However, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements in the next twelve months.
At June 30, 2014, we had $1.0 billion of outstanding debt obligations. We had total cash on hand of $59.8 million and an additional $0.7 billion of combined available future borrowing capacity under our senior secured credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
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
On June 12, 2014, we executed an amendment to the senior secured credit facility which modified the consolidated net leverage ratio covenant to permit a maximum consolidated net leverage ratio of 4.00x for each fiscal quarter ending on or prior to September 30, 2014, and 3.50x for each fiscal quarter ending thereafter; and increasing the amount of permitted restricted payments that may be made during any fiscal year, if any such restricted payment would cause our consolidated net leverage ratio to exceed 3.25x, to $30 million from $20 million. For 2014, our previously completed repurchases of common stock of approximately $25 million are excluded from the $30 million limitation.

Loans outstanding under the senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.25% (2.00% as of June 30, 2014) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.25% (1.00% as of June 30, 2014) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.
The senior secured credit facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the credit agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The facility is secured by a first priority perfected security interest in substantially all of our and our guarantors personal property, whether consisting of tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the guarantors and (ii) 65% of the shares of our or any guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the credit agreement. The collateral does not include any real property, the capital stock and any assets of any unrestricted subsidiary, any shares of Class A common stock of WhiteWave which we owned as of the date the credit agreement was executed, or any capital stock of any direct or indirect subsidiary of Dean Holding Company which owns any real property.
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
At June 30, 2014, there were outstanding borrowings of $52 million under the senior secured revolving credit facility. There were no letters of credit issued under the senior secured revolving credit facility as of June 30, 2014. $698.5 million was available under the senior secured credit facility, subject to compliance with the covenants in our credit agreements. Availability under the senior secured credit facility is calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit.
Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility is available for the issuance of letters of credit of up to $350 million and has a liquidity termination date in June 2017.
Outstanding borrowings under the receivables-backed facility as of June 30, 2014 were $300 million, excluding letters of credit in the aggregate amount of $212 million that were issued but undrawn, resulting in remaining available borrowing capacity of $38 million. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit.
At August 4, 2014, we had $317 million in outstanding borrowings under the senior secured revolving credit facility and the receivables-backed facility, excluding letters of credit in the aggregate amount of $212 million that were issued but undrawn.
Our leverage ratio at June 30, 2014 was 3.61 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our credit agreement and the purchase agreement governing our receivables-backed facility, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the credit agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.
Our interest coverage ratio at June 30, 2014 was 3.63 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our credit agreement and the purchase agreement governing our receivables-backed facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.
We are currently in compliance with all covenants under our credit agreements. On August 11, 2014, we announced our intention to further amend our senior secured credit facility and receivables-backed facility to, among other things, modify the consolidated net leverage ratio covenant to increase our maximum permitted consolidated net leverage ratio as follows: 5.25x for each fiscal quarter ending on or prior to December 31, 2014; 5.00x for each fiscal quarter ending on or prior to March 31, 2015; 4.50x for each fiscal quarter ending on or prior to June 30, 2015; and 4.00x for each fiscal quarter ending thereafter. Pursuant to the proposed amendments, we will also be required to maintain a senior secured net leverage ratio not to exceed 2.50x. Loans outstanding under the senior secured credit facility will bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.75%, or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.75%, in each case based on our leverage ratio. Based on our current leverage ratio, interest rate margins for borrowings under the senior secured credit facility would increase from 2.25% to 2.50% in the case of Adjusted LIBO Rate loans, and from 1.25% to 1.50% in the case of Alternate Base Rate loans. In addition, advances outstanding under our receivables-backed facility will bear interest between 0.35% and 0.50% based on our leverage ratio, and we will pay a facility fee between 0.45% and 0.60% based on our leverage ratio. Based on our current leverage ratio, interest rates for borrowings under the receivables securitization facility would increase from 0.35% to 0.45%, and the facility fee would increase from 0.45% to 0.55%. We expect these amendments to be entered into later this month, and we would pay customary consent fees and arrangement fees in connection with the amendments. Effectiveness of the amendments is conditioned on board approval, as well as other customary closing conditions.

Historical Cash Flow
The unaudited Condensed Consolidated Statements of Cash Flows include amounts related to discontinued operations, which are primarily related to net proceeds of approximately $1.4 billion received from the sale of Morningstar, completed January 2013, and the WhiteWave Separation, completed in July 2013, both of which have been included as discontinued operations for the for the six months ended June 30, 2013. See Note 2 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30
	2014	2013	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$25,268	$(245,088)	$270,356
Investing activities	(36,066)	(44,721)	8,655
Financing activities	53,971	(1,074,814)	1,128,785
Discontinued operations	—	1,366,084	(1,366,084)
Effect of exchange rate changes on cash and cash equivalents	(171)	(155)	(16)
Net increase in cash and cash equivalents	$43,002	$1,306	$41,696

Operating Activities
The cash flow from continuing operations for the six months ended June 30, 2013 was impacted by a payment of $212.5 million related to our tax obligation on the sale of Morningstar. Additionally, the prior period operating cash flows was impacted by a $28.1 million termination payment of our remaining interest rate hedges in January 2013, which is described more fully in Note 6 to our unaudited Condensed Consolidated Financial Statements.

Net cash provided by operating activities was $25.3 million for the six months ended June 30, 2014 compared to net cash used in operating activities of $4.4 million for the six months ended June 30, 2013, excluding the 2013 transactions noted above. This change was primarily due to decreased interest payments on significantly lower average debt balances as a result of the transactions undertaken in 2013 to reduce debt and other working capital changes.
Investing Activities
Net cash used in investing activities decreased by $8.7 million in the six months ended June 30, 2014 in comparison to the six months ended June 30, 2013 and is primarily attributable to increase in proceeds from sale of fixed assets to $17.6 million for the six months ended June 30, 2014 from $4.3 million in the same period in 2013.
Financing Activities
Net cash provided by financing activities of $54.0 million in the six months ended June 30, 2014 improved from net cash used in financing activities of $1.07 billion in the year-ago period, driven by net debt repayments of $1.08 billion in the second quarter of 2013 as compared to proceeds from borrowings of $87.9 million for the six months ended June 30, 2014. Additionally, during the six months ended June 30, 2014, we repurchased shares of common stock for $25.0 million and paid cash dividends in the amount of $13.1 million.
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
Future Capital Requirements
During 2014, we intend to invest a total of approximately $150 million to $160 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest in 2014 to be approximately $53 million to $56 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $5 million and imputed interest of approximately $1 million related to the Tennessee dairy farmer action litigation settlement reached in 2012.
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
In general, we change the prices charged for Class I dairy products on a monthly basis, as the costs of raw materials, packaging, fuel and other materials fluctuate. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs. Additionally, in some cases, primarily with respect to diesel fuel and other non-dairy inputs, we are subject to the terms of sales agreements with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Class I milk prices have continued their rapid and unprecedented rise through July of 2014. Class I raw milk prices were approximately 6% higher during the second quarter of 2014 versus the first quarter of 2014 and were 31% above year-ago levels.
Increasing and record-high dairy commodity costs continue to create one of the most difficult operating environments in the history of our company. Record-high raw milk costs and resulting increases in retail prices have created volume softness throughout the industry. In addition, we have experienced increased pressure on our margins as pricing at retail was pressured by both price gap and price threshold considerations. As Class I raw milk prices continued to move higher, the "margin over milk", or the spread between the Class I mover and the retail price of private label gallons, compressed to $1.39 per gallon in the second quarter of 2014, compared to $1.43 per gallon in the previous quarter, and $1.58 per gallon in the second quarter of 2013. At these unprecedented commodity price levels, our pricing pass-through mechanisms are not entirely efficient and, particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales and gross profit.
In addition to record-high Class I raw milk costs, we have been challenged by the increase of butter-fat prices, pressuring our margins across our Class II product offerings, such as ice cream, in its heavy selling season. Prices for certain

Class II products are also changed monthly, while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost change and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Average CME butter prices increased 32% during the second quarter of 2014 versus prior year to $2.12 with the month of June averaging $2.26 per pound. Sustained month over month Class II commodity price increases, as we experienced in the quarter, have created a pricing lag effect that makes it difficult to effectively pass through rising costs fast enough to mitigate sustained inflation across our Class II product set.
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
Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. We purchase approximately 26 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. For 2014, we expect our fuel costs to be consistent with prior-year levels and our resin costs to be slightly higher than the prior year.
Retail and Customer Environment and Fluid Milk Volumes
The fluid milk industry remains highly competitive. Fluid milk category volumes remained soft and volume declines have accelerated beyond the historical trajectory of the category. As Class I raw milk costs continued to rise through July, the category continued to weaken. Our volumes also were impacted by the loss of a portion of our private-label business with a significant customer in 2013. The impact of this loss began to be reflected in the second quarter of 2013, and the transition of volumes was completed in the fourth quarter of 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. Our total volumes declined 4% in the second quarter of 2014 compared to the same period in the prior year as we began to overlap the RFP-driven volume losses. Our share of the fluid milk category, for the three months ended May, 31 2014, was relatively flat versus the prior quarter at approximately 36%. Since bottoming out in the third quarter of 2013, we have increased our share of the fluid milk category by approximately 1%.In terms of our branded versus private-label mix, we ended the second quarter of 2014 at approximately 36% in branded volumes. Since the third quarter of 2013, when raw milk costs began their steady climb, our brand mix has declined approximately 1%. This trade down to private label fluid milk from branded products represents a continuing headwind for our business.
We remain committed to sustaining strong positive cash flow and generating shareholder value. Throughout the remainder of 2014, we will continue to emphasize price realization, cost productivity and volume at margins that deliver an appropriate return, in an effort to improve our operating results. We believe the market continues to be difficult with several factors beyond our control continuing to impact our earnings progression. The fluid milk category continues to show weakness with declining industry volumes. Soft volumes, coupled with ongoing historically high raw milk cost inflation and compressed margins over milk, negate some of the impact of our cost reduction efforts, and make it harder to deliver those cost savings to the bottom line. This year has been one of the most difficult periods in our history. We are cautiously optimistic that there will be some commodity stabilization in the back half of 2014 and declining prices in 2015. We expect to continue to drive improved efficiency and capability across the organization with a view toward positioning ourselves for long-term success.
Tax Rate
Income tax benefit was recorded at an effective rate of 61.9% in the first six months of 2014 compared to a 30.6% effective tax benefit rate in the first six months of 2013. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

See “Part I — Item 1A — Risk Factors” in our 2013 Annual Report on Form 10-K and "Part II — Item 1A — Risk Factors" in our Quarterly Report on Form 10-Q herein for a description of various other risks and uncertainties concerning our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2014.
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

Part II — Other Information
Item 1. Legal Proceedings
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration, renewed their request for summary judgment in September 2010. In March 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs appealed the court’s decision in April 2012. Briefing on the appeal was completed in April 2013, and oral argument occurred in July 2013. In January 2014, the appeals court reversed the judgment for the defendants, including the Company, on one of the original five counts in the Tennessee retailer action. In February 2014, the Company requested that the Sixth Circuit Court of Appeals consider its decision en banc; the Sixth Circuit declined to do so. The Company filed a petition to the U.S. Supreme Court for review of the case on August 1, 2014. The Sixth Circuit returned the case to the trial court for further proceedings. The parties have agreed to submit a proposed schedule for further proceedings in the trial court on or before August 29, 2014. The parties have also agreed to defer further proceedings in the trial court until there is a determination by the Supreme Court whether to review the decision of the Court of Appeals.
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
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2013 Annual Report on Form 10-K. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's 2013 Annual Report on Form 10-K with the exception of the items listed below.

It is difficult to predict the long-term effects of the recent extended period of record-high commodity prices on the dairy industry and our business.
Class I milk prices are near all-time highs and such prices have remained high for an extended period of time. We cannot predict if or when prices will moderate and, if they moderate, how long such lower pricing will be in effect. It is difficult to predict the impact that such a long period of sustained high prices will have on consumer demand and preferences for milk and other dairy products. The fluid milk category has experienced higher than average volume declines over the past few months. If and when the Class I milk prices moderate, there can be no assurance that fluid milk volumes will return to previous levels or that there will not have been a fundamental change in the purchasing habits of consumers. If we are not able to respond to such changes, our profitability could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 6. Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation, as amended, of Dean Foods Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 20, 2014).
3.2	Amended and Restated Bylaws of Dean Foods Company, effective as of May15, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 20, 2014).
10.1	Dean Foods Company 2014 Amended Short-Term Incentive Compensation Plan (filed herewith).
10.2
Amendment No. 1 to Credit Agreement, dated as of June 12, 2014, by and among Dean Foods Company; the lenders listed on the signature pages thereof; and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 16, 2014).

10.3
The Sixth Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2014, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. “Rabobank International”, New York Branch, as Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2014).

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

DEAN FOODS COMPANY

/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President and Chief Accounting Officer
August 11, 2014

Exhibit Index

3.1	Certificate of Amendment of Restated Certificate of Incorporation, as amended, of Dean Foods Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 20, 2014).
3.2	Amended and Restated Bylaws of Dean Foods Company, effective as of May15, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 20, 2014).
10.1	Dean Foods Company 2014 Amended Short-Term Incentive Compensation Plan (filed herewith).
10.2
Amendment No. 1 to Credit Agreement, dated as of June 12, 2014, by and among Dean Foods Company; the lenders listed on the signature pages thereof; and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 16, 2014).

10.3
The Sixth Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2014, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. “Rabobank International”, New York Branch, as Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2014).

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