Form 10-Q
period 2014-09-30
DEAN FOODS CO
filed 2014-11-10
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 3, 2014, the number of shares of the registrant's common stock outstanding was: 93,822,743.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,381	$16,762
Receivables, net allowances of $14,869 and $12,083	776,741	752,234
Income tax receivable	40,663	15,915
Inventories	279,691	262,858
Deferred income taxes	48,395	60,143
Prepaid expenses and other current assets	37,687	42,786
Total current assets	1,213,558	1,150,698
Property, plant and equipment, net	1,180,990	1,216,047
Goodwill	86,841	86,841
Identifiable intangible and other assets, net	295,780	312,836
Deferred income taxes	12,721	35,623
Total	$2,789,890	$2,802,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$768,063	$761,288
Current portion of debt	698	698
Current portion of litigation settlements	18,853	19,101
Total current liabilities	787,614	781,087
Long-term debt	977,516	896,564
Deferred income taxes	124,831	100,691
Other long-term liabilities	228,032	273,314
Long-term litigation settlements	16,698	36,074
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 93,820,727 and 94,831,377 shares issued and outstanding, with a par value of $0.01 per share	938	948
Additional paid-in capital	755,306	791,276
Accumulated deficit	(46,292)	(20,719)
Accumulated other comprehensive loss	(54,753)	(57,190)
Total stockholders’ equity	655,199	714,315
Total	$2,789,890	$2,802,045

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales	$2,373,280	$2,200,899	$7,108,189	$6,720,871
Cost of sales	1,956,480	1,759,614	5,876,126	5,312,054
Gross profit	416,800	441,285	1,232,063	1,408,817
Operating costs and expenses:
Selling and distribution	337,346	333,456	1,011,657	1,005,131
General and administrative	69,728	72,274	212,804	243,626
Amortization of intangibles	714	910	2,175	2,785
Facility closing and reorganization costs	2,805	7,268	4,510	17,817
Litigation settlements	—	—	(2,521)	(1,019)
Impairment of long-lived assets	7,400	4,422	7,400	41,941
Other operating (income) loss	—	285	(4,535)	2,494
Total operating costs and expenses	417,993	418,615	1,231,490	1,312,775
Operating income (loss)	(1,193)	22,670	573	96,042
Other (income) expense:
Interest expense	15,233	30,238	45,477	180,009
Other income, net	(487)	(126)	(760)	(489)
Gain on disposition of WhiteWave common stock	—	(415,783)	—	(415,783)
Total other (income) expense	14,746	(385,671)	44,717	(236,263)
Income (loss) from continuing operations before income taxes	(15,939)	408,341	(44,144)	332,305
Income tax benefit	(803)	(7,177)	(18,253)	(30,416)
Income (loss) from continuing operations	(15,136)	415,518	(25,891)	362,721
Income (loss) from discontinued operations, net of tax	(836)	—	(836)	2,891
Gain (loss) on sale of discontinued operations, net of tax	—	(398)	1,154	491,422
Net income (loss)	(15,972)	415,120	(25,573)	857,034
Net loss attributable to non-controlling interest in discontinued operations	—	—	—	(6,179)
Net income (loss) attributable to Dean Foods Company	$(15,972)	$415,120	$(25,573)	$850,855
Average common shares:
Basic	93,797,183	94,164,101	93,916,848	93,533,631
Diluted	93,797,183	95,337,764	93,916,848	94,577,124
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.16)	$4.41	$(0.28)	$3.88
Income (loss) from discontinued operations attributable to Dean Foods Company	(0.01)	—	0.01	5.22
Net income (loss) attributable to Dean Foods Company	$(0.17)	$4.41	$(0.27)	$9.10
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.16)	$4.35	$(0.28)	$3.84
Income (loss) from discontinued operations attributable to Dean Foods Company	(0.01)	—	0.01	5.16
Net income (loss) attributable to Dean Foods Company	$(0.17)	$4.35	$(0.27)	$9.00
Cash dividends declared per common share	$0.07	$—	$0.21	$—

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income (loss)	$(15,972)	$415,120	$(25,573)	$857,034
Other comprehensive income (loss):
Cumulative translation adjustments	(430)	(40)	291	(10,557)
Net change in fair value of derivative instruments, net of tax	(16)	338	(101)	58,494
Net pension and other postretirement liability adjustment, net of tax	930	2,039	2,467	6,978
Unrealized gain on available-for-sale securities	—	30,231	—	415,783
Reclassification to income statement related to de-designation of cash flow hedges	—	(415,783)	(220)	(415,783)
Other comprehensive income (loss)	484	(383,215)	2,437	54,915
Comprehensive income (loss)	(15,488)	31,905	(23,136)	911,949
Comprehensive income attributable to non-controlling interest	—	—	—	4,795
Comprehensive income (loss) attributable to Dean Foods Company	$(15,488)	$31,905	$(23,136)	$907,154

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, December 31, 2013	94,831,377	$948	$791,276	$(20,719)	$(57,190)	$714,315
Issuance of common stock, net of tax impact of share-based compensation	716,625	7	5,453	—	—	5,460
Share-based compensation expense	—	—	3,214	—	—	3,214
Repurchase of common stock	(1,727,275)	(17)	(24,983)	—	—	(25,000)
Cash dividends paid			(19,654)	—	—	(19,654)
Net loss	—	—	—	(25,573)	—	(25,573)
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $31	—	—	—	—	(101)	(101)
Amounts reclassified to income statement related to de-designation of cash flow hedges, net of tax benefit of $139	—	—	—	—	(220)	(220)
Cumulative translation adjustment	—	—	—	—	291	291
Pension and other postretirement benefit liability adjustment, net of tax of $2,110	—	—	—	—	2,467	2,467
Balance, September 30, 2014	93,820,727	$938	$755,306	$(46,292)	$(54,753)	$655,199

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock (1)			Retained	Accumulated	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital (1)	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2012	92,781,767	$928	$1,376,740	$(833,897)	$(186,584)	$102,441	$459,628
Issuance of common stock, net of tax impact of share-based compensation	1,584,156	16	15,353	—	—	—	15,369
Share-based compensation expense	—	—	10,441	—	—	—	10,441
Share-based compensation expense for subsidiary shares	—	—	—	—	—	7,733	7,733
Net income attributable to non-controlling interest	—	—	—	—	—	6,179	6,179
Net income attributable to Dean Foods Company	—	—	—	850,855	—	—	850,855
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $84	—	—	—	—	8	10	18
Amounts reclassified to income statement related to hedging activities, net of tax of $36,822	—	—	—	—	58,476	—	58,476
Cumulative translation adjustment	—	—	—	—	(9,159)	(1,398)	(10,557)
Pension and other postretirement benefit liability adjustment, net of tax of $4,145	—	—	—	—	6,974	4	6,978
Spin-Off of The WhiteWave Foods Company	—	—	(617,082)	—	33,025	(114,969)	(699,026)
Balance, September 30, 2013	94,365,923	$944	$785,452	$16,958	$(97,260)	$—	$706,094

(1)	Common Stock and Additional Paid-In Capital at December 31, 2012 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.
See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(25,573)	$857,034
(Income) loss from discontinued operations, net of tax	836	(2,891)
Gain on sale of discontinued operations, net of tax	(1,154)	(491,422)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	122,649	131,651
Share-based compensation expense	6,802	17,104
(Gain) loss on divestitures and other, net	(6,391)	978
Impairment of long-lived assets	7,400	41,941
Gain on disposition of WhiteWave common stock	—	(415,783)
Write-off of financing costs	—	6,791
Recognition of accumulated losses from de-designated cash flow hedges	—	63,454
Deferred income taxes	56,623	(15,667)
Litigation settlement adjustment	(2,521)	—
Other, net	3,079	(197)
Changes in operating assets and liabilities:
Receivables, net	(25,679)	62,351
Inventories	(16,666)	3,597
Prepaid expenses and other assets	16,573	(3,227)
Accounts payable and accrued expenses	(44,078)	(131,418)
Termination of interest rate swap liability	—	(28,147)
Income tax receivable/payable	(25,224)	(336,050)
Long-term litigation settlements	(18,605)	(18,727)
Net cash provided by (used in) operating activities-continuing operations	48,071	(258,628)
Net cash provided by operating activities-discontinued operations	—	14,174
Net cash provided by (used in) operating activities	48,071	(244,454)
Cash flows from investing activities:
Payments for property, plant and equipment	(89,486)	(90,387)
Proceeds from sale of fixed assets	18,688	8,526
Net cash used in investing activities-continuing operations	(70,798)	(81,861)
Net cash provided by investing activities-discontinued operations	—	1,403,494
Net cash provided by (used in) investing activities	(70,798)	1,321,633
Cash flows from financing activities:
Repayments of debt	(498)	(1,027,196)
Proceeds from senior secured revolver	1,865,745	696,000
Payments for senior secured revolver	(1,868,035)	(961,000)
Proceeds from receivables-backed facility	1,836,000	478,000
Payments for receivables-backed facility	(1,754,000)	(478,000)
Proceeds from short-term credit facility	—	626,750
Payments for short-term credit facility	—	(37,521)
Common stock repurchase	(25,000)	—
Cash dividends paid	(19,654)	—
Payments of financing costs	(3,233)	(6,197)
Issuance of common stock, net of share repurchases for withholding taxes	5,296	17,638
Tax savings on share-based compensation	332	2,139
Net cash provided by (used in) financing activities-continuing operations	36,953	(689,387)
Net cash used in financing activities-discontinued operations	—	(51,584)
Net cash provided by (used in) financing activities	36,953	(740,971)
Effect of exchange rate changes on cash and cash equivalents	(607)	(216)
Increase in cash and cash equivalents	13,619	335,992
Cash and cash equivalents, beginning of period	16,762	24,657
Cash and cash equivalents, end of period	$30,381	$360,649
Significant non-cash activity:
Disposition of retained investment in WhiteWave	$—	589,229
See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013
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
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 24, 2014. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and nine month periods ended September 30, 2014 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K.
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
2. Discontinued Operations
WhiteWave and Morningstar
We separated The WhiteWave Foods Company ("WhiteWave") from the Company in a series of three transactions: an initial public offering for 13.3% of the WhiteWave common stock in the fourth quarter of 2012 (the

"WhiteWave IPO"); a tax-free spin-off of 66.8% of the WhiteWave common stock in the second quarter of 2013; and a tax-free debt-for-equity exchange of 19.9% of the WhiteWave common stock in the third quarter of 2013. Refer to our 2013 Annual Report on Form 10-K for more information about the WhiteWave separation. While we are a party to a separation and distribution agreement and various other agreements relating to the separation, including a transitional services agreement, an amended and restated tax matters agreement, an employee matters agreement and certain other commercial agreements, we have determined that the continuing cash flows generated by these agreements (which are not expected to extend beyond June 2015) did not constitute significant continuing involvement in the operations of WhiteWave. Accordingly, the net assets, operating results and cash flows of WhiteWave have been separately reflected as discontinued operations for the three and nine months ended September 30, 2013. WhiteWave is a stand-alone public company which separately reports its financial results.
During the three months ended September 30, 2013, as a result of the tax-free disposition of our 19.9% investment in WhiteWave common stock, we recorded a gain in continuing operations of $415.8 million, which included $385.6 million of unrealized holding gains that were previously recorded as a component of accumulated other comprehensive income in the second quarter of 2013. The gain was recorded in the gain on disposition of WhiteWave common stock line item in our unaudited Condensed Consolidated Statements of Operations.

In January 2013, we completed the sale of Morningstar Foods ("Morningstar") to a third party for net proceeds of approximately $1.45 billion. During the nine months ended September 30, 2013, we recorded a gain of $871.3 million ($492.1 million, net of tax) on the sale of Morningstar in January of 2013. The operating results of Morningstar have been included in discontinued operations for the three and nine months ended September 30, 2013.
The following is a summary of operating results and certain other directly attributable expenses, including interest expense, which are included in discontinued operations for the nine months ended September 30, 2013. There were no discontinued operations for the three months ended September 30, 2013.

	Nine Months Ended September 30, 2013
	WhiteWave		Morningstar	Total
	(In thousands)
Operations:
Net sales	$940,431		$5,919	$946,350
Income before income taxes	57,126		109	57,235
Income tax	(54,306)	(1)	(38)	(54,344)
Net income	$2,820		$71	$2,891

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

The following is a summary of directly attributable transaction expenses which are included in discontinued operations:

Nine Months Ended September 30, 2013
(In thousands)
WhiteWave	$12,464
Morningstar	300
Total	$12,764

There were no transaction expenses directly attributable to discontinued operations during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, we recognized net losses from discontinued operations of $0.8 million from the finalization of certain pre-separation tax items related to WhiteWave.

During the nine months ended September 30, 2014, we recognized net gains on the sale of discontinued operations, net of tax, of $1.2 million, from favorable taxing authority settlements related to Morningstar and other prior discontinued operations.

3. Inventories
Inventories, net of obsolescence reserves of $0.6 million and $0.8 million at September 30, 2014 and December 31, 2013, respectively, consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$108,402	$103,023
Finished goods	171,289	159,835
Total	$279,691	$262,858
4. Goodwill and Intangible Assets
Upon completion of the WhiteWave separation, our remaining goodwill of $86.8 million is attributable to our ongoing dairy operations. There were no changes in our goodwill balance during the nine months ended September 30, 2014.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$221,681	$—	$221,681	$221,681	$—	$221,681
Intangible assets with finite lives:
Customer-related and other	49,225	(30,509)	18,716	49,225	(28,575)	20,650
Trademarks	8,096	(5,245)	2,851	8,096	(5,002)	3,094
Total	$279,002	$(35,754)	$243,248	$279,002	$(33,577)	$245,425

Amortization expense on intangible assets for the three months ended September 30, 2014 and 2013 was $0.7 million and $0.9 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2014 and 2013 was $2.2 million and $2.8 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2014	$2.9
2015	2.9
2016	2.8
2017	2.2
2018	2.0

5. Debt
Our outstanding debt as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014			December 31, 2013
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$47,960	2.16	%*	$50,250	1.67	%*
Senior notes due 2016	475,757	7.00		475,579	7.00
Senior notes due 2018	23,812	9.75		23,812	9.75
	547,529			549,641
Subsidiary debt obligations:
Senior notes due 2017	134,369	6.90		132,808	6.90
Receivables-backed facility	295,000	1.28		213,000	1.19
Capital lease and other	1,316	—		1,813	—
	430,685			347,621
	978,214			897,262
Less current portion	(698)			(698)
Total long-term portion	$977,516			$896,564

*	Represents a weighted average rate, including applicable interest rate margins, for the credit facility.
The scheduled maturities of long-term debt at September 30, 2014 were as follows (in thousands):

2014	$164
2015	658
2016	476,682
2017	437,000
2018	71,772
Thereafter	—
Subtotal	986,276
Less discounts	(8,062)
Total outstanding debt	$978,214

Senior Secured Credit Facility — In July 2013, we executed a credit agreement pursuant to which the lenders provided us with a five-year senior secured revolving credit facility in the amount of up to $750 million. The credit agreement was amended in June 2014 and further amended in August 2014. Under the agreement, as amended, we have the right to request an increase of the aggregate commitment under the credit facility by, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The senior secured credit facility is available for the issuance of up to $200 million of letters of credit and up to $150 million of swing line loans. The facility will terminate in July 2018.

In connection with the amendment entered into in August 2014, the Company paid certain consent and arrangement fees of approximately $1.0 million to lenders and other fees, which were capitalized and will be amortized to interest expense over the remaining term of the facility.

Loans outstanding under the senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.75% (2.50% as of September 30, 2014 ) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.75% (1.50% as of September 30, 2014 ) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds.

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
The credit agreement governing the senior secured credit facility contains customary representations, warranties and covenants, including but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions, as well as the financial covenants described below. The credit agreement also contains customary events of default and related cure provisions.
At September 30, 2014, there were outstanding borrowings of $48.0 million under the senior secured revolving credit facility. Our average daily balance under the senior secured revolving credit facility during the nine months ended September 30, 2014 was $57.3 million. There were no letters of credit issued under the senior secured revolving credit facility as of September 30, 2014.
Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. In June 2014, the receivables-backed facility was modified to, among other things, increase the amount available for the issuance of letters of credit from $300 million to $350 million and to extend the liquidity termination date from March 2015 to June 2017. The receivables-backed facility was further amended in August 2014 to be consistent with the amended financial covenants under the credit agreement governing the senior secured credit facility.
In connection with the amendment entered into in August 2014, the Company paid certain fees of approximately $0.6 million to consenting lenders and other fees which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Based on the monthly borrowing base formula, we had the ability to borrow up to $550 million of the total commitment amount under the receivables-backed facility as of September 30, 2014. The total amount of receivables sold to these entities as of September 30, 2014 was $718.5 million. During the first nine months of 2014 we borrowed $1.84 billion and repaid $1.75 billion under the facility with a drawn balance of $295 million as of September 30, 2014. Excluding letters of credit in the aggregate amount of $212.3 million, the remaining available borrowing capacity was $42.7 million at September 30, 2014. Our average daily balance under this facility during the nine months ended September 30, 2014 was $244.5 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin.
Under the senior secured credit facility and the receivables-backed facility, as amended, we are required to comply with (a) a maximum consolidated net leverage ratio of 5.25x for each fiscal quarter ending on or prior to December 31, 2014; 5.00x for each fiscal quarter ending on or prior to March 31, 2015; 4.50x for each fiscal quarter ending on or prior to June 30, 2015; and 4.00x for each fiscal quarter ending thereafter; (b) a senior secured net leverage ratio not to exceed 2.50x; and (c) a minimum consolidated interest coverage ratio of 3.00 to 1.00, in each case, as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility.
We are currently in compliance with all covenants under our credit agreements.

Short Term Credit Facility and Debt-for-Equity Exchange Agreement — On July 11, 2013, in connection with the anticipated monetization of our remaining shares of WhiteWave’s Class A common stock, we entered into a loan agreement with certain lenders, pursuant to which we were provided with two term loans in an aggregate principal amount of $626.75 million, consisting of a $545 million term loan required to be repaid no later than August 12, 2013, and an $81.75 million term loan required to be repaid no later than September 9, 2013. We used the proceeds from the credit facility for general corporate purposes. Loans outstanding under the short-term credit facility bore interest at the Adjusted LIBO Rate (as defined in the loan agreement) plus a margin of 2.50%. We were permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than any applicable LIBOR breakage costs).
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
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We made installment payments in June of 2014 and 2013. As of September 30, 2014, the letter of credit has been reduced to $37.7 million.
Dean Foods Company Senior Notes due 2018 — In December 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and in August 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act of 1933, as amended, and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature in December 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. During the fourth quarter of 2013, we retired $376.2 million principal amount of these notes pursuant to a cash tender offer. The carrying value of these notes on September 30, 2014 was $23.8 million. Subject to obtaining board approval, we intend to redeem the remaining senior notes due 2018 during the fourth quarter of 2014.
Dean Foods Company Senior Notes due 2016 — In 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature in June 2016 and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. During the fourth quarter of 2013, we retired $23.8 million principal amount of these notes pursuant to a cash tender offer. The carrying value of these notes on September 30, 2014 was $475.8 million.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding and matures in October 2017. The carrying value of these notes on September 30, 2014 was $134.4 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
See Note 6 for information regarding the fair value of the 2016 and 2018 senior notes and the subsidiary senior notes due 2017 as of September 30, 2014.
Capital Lease Obligations and Other — Capital lease obligations as of September 30, 2014 and December 31, 2013 were comprised of a lease for land and building related to one of our production facilities. See Note 12.

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
Upon completion of the WhiteWave IPO, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors for the 2016 and 2018 senior notes. Therefore, the activity and balances allocated to discontinued operations related to WhiteWave have been recast in the tables below for all periods presented to include WhiteWave and its subsidiaries in the non-guarantor column as these parties are no longer guarantors of the 2016 senior notes or 2018 senior notes.

	Unaudited Condensed Consolidating Balance Sheet as of September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,926	$5,627	$10,828	$—	$30,381
Receivables, net	2,086	71,999	702,656	—	776,741
Income tax receivable	32,568	8,095	—	—	40,663
Inventories	—	279,691	—	—	279,691
Intercompany receivables	—	5,778,783	—	(5,778,783)	—
Other current assets	(903)	86,769	216	—	86,082
Total current assets	47,677	6,230,964	713,700	(5,778,783)	1,213,558
Property, plant and equipment, net	—	1,180,958	32	—	1,180,990
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	58,725	249,764	12	—	308,501
Investment in subsidiaries	6,636,135	52,563	—	(6,688,698)	—
Total	$6,742,537	$7,801,090	$713,744	$(12,467,481)	$2,789,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$48,824	$719,939	$62	$(762)	$768,063
Intercompany payables	5,412,006	—	366,015	(5,778,021)	—
Current portion of debt	—	698	—	—	698
Current portion of litigation settlements	18,853	—	—	—	18,853
Total current liabilities	5,479,683	720,637	366,077	(5,778,783)	787,614
Long-term debt	547,529	134,987	295,000	—	977,516
Other long-term liabilities	43,428	309,331	104	—	352,863
Long-term litigation settlements	16,698	—	—	—	16,698
Total stockholders’ equity	655,199	6,636,135	52,563	(6,688,698)	655,199
Total	$6,742,537	$7,801,090	$713,744	$(12,467,481)	$2,789,890

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(12,289)	$17,433	$11,618	$—	$16,762
Receivables, net	1,932	72,660	677,642	—	752,234
Income tax receivable	10,374	5,541	—	—	15,915
Inventories	—	262,858	—	—	262,858
Intercompany receivables	—	5,728,284	(1)	(5,728,283)	—
Other current assets	6,944	95,927	58	—	102,929
Total current assets	6,961	6,182,703	689,317	(5,728,283)	1,150,698
Property, plant and equipment, net	—	1,215,888	159	—	1,216,047
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	90,269	258,109	81	—	348,459
Investment in subsidiaries	6,633,000	72,345	—	(6,705,345)	—
Total	$6,730,230	$7,815,886	$689,557	$(12,433,628)	$2,802,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,284	$713,625	$554	$(175)	$761,288
Intercompany payables	5,304,051	—	424,057	(5,728,108)	—
Current portion of debt	—	698	—	—	698
Current portion of litigation settlements	19,101	—	—	—	19,101
Total current liabilities	5,370,436	714,323	424,611	(5,728,283)	781,087
Long-term debt	549,641	133,923	213,000	—	896,564
Other long-term liabilities	59,764	314,149	92	—	374,005
Long-term litigation settlements	36,074	—	—	—	36,074
Total stockholders’ equity	714,315	6,653,491	51,854	(6,705,345)	714,315
Total	$6,730,230	$7,815,886	$689,557	$(12,433,628)	$2,802,045

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,370,161	$3,119	$—	$2,373,280
Cost of sales	—	1,953,984	2,496	—	1,956,480
Gross profit	—	416,177	623	—	416,800
Selling and distribution	—	337,048	298	—	337,346
General and administrative	790	68,385	553	—	69,728
Amortization of intangibles	—	714	—	—	714
Facility closing and reorganization costs	—	2,805	—	—	2,805
Impairment of long-lived assets	—	7,400	—	—	7,400
Interest expense	10,496	2,914	1,823	—	15,233
Other (income) expense, net	(800)	1,507	(1,194)	—	(487)
Loss from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(10,486)	(4,596)	(857)	—	(15,939)
Income tax expense (benefit)	6,560	(6,785)	(578)	—	(803)
Income (loss) before equity in earnings (loss) of subsidiaries	(17,046)	2,189	(279)	—	(15,136)
Equity in earnings (loss) of consolidated subsidiaries	1,110	(279)	—	(831)	—
Income (loss) from continuing operations	(15,936)	1,910	(279)	(831)	(15,136)
Loss from discontinued operations, net of tax	—	(45)	(791)	—	(836)
Gain (loss) on sale of discontinued operations, net of tax	(36)	61	(25)	—	—
Net income (loss)	(15,972)	1,926	(1,095)	(831)	(15,972)
Other comprehensive income (loss), net of tax	862	51	(429)	—	484
Comprehensive income (loss)	$(15,110)	$1,977	$(1,524)	$(831)	$(15,488)

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,197,974	$2,925	$—	$2,200,899
Cost of sales	—	1,757,469	2,145	—	1,759,614
Gross profit	—	440,505	780	—	441,285
Selling and distribution	—	333,096	360	—	333,456
General and administrative	1,357	70,440	477	—	72,274
Amortization of intangibles	—	910	—	—	910
Facility closing and reorganization costs	—	7,268	—	—	7,268
Impairment of long-lived assets	—	4,422	—	—	4,422
Other operating (income) loss	290	(5)	—	—	285
Interest expense	26,246	2,906	1,086	—	30,238
Gain on disposition of WhiteWave common stock	(415,783)	—	—	—	(415,783)
Other (income) expense, net	(400)	588	(314)	—	(126)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	388,290	20,880	(829)	—	408,341
Income tax expense (benefit)	(13,936)	8,131	(1,372)	—	(7,177)
Income before equity in earnings (loss) of subsidiaries	402,226	12,749	543	—	415,518
Equity in earnings (loss) of consolidated subsidiaries	13,292	(362)	—	(12,930)	—
Income from continuing operations	415,518	12,387	543	(12,930)	415,518
Loss on sale of discontinued operations, net of tax	(398)	—	—	—	(398)
Net income	415,120	12,387	543	(12,930)	415,120
Other comprehensive income (loss), net of tax	(383,312)	139	(42)	—	(383,215)
Comprehensive income	$31,808	$12,526	$501	$(12,930)	$31,905

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$7,098,125	$10,064	$—	$7,108,189
Cost of sales	—	5,868,162	7,964	—	5,876,126
Gross profit	—	1,229,963	2,100	—	1,232,063
Selling and distribution	—	1,010,667	990	—	1,011,657
General and administrative	1,408	209,819	1,577	—	212,804
Amortization of intangibles	—	2,175	—	—	2,175
Facility closing and reorganization costs	—	4,510	—	—	4,510
Litigation settlements	(2,521)	—	—	—	(2,521)
Impairment of long-lived assets	—	7,400	—	—	7,400
Other operating income	—	(4,535)	—	—	(4,535)
Interest expense	32,307	8,954	4,216	—	45,477
Other (income) expense, net	(1,400)	2,664	(2,024)	—	(760)
Loss from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(29,794)	(11,691)	(2,659)	—	(44,144)
Income tax expense (benefit)	1,235	(18,426)	(1,062)	—	(18,253)
Income (loss) before equity in earnings (loss) of subsidiaries	(31,029)	6,735	(1,597)	—	(25,891)
Equity in earnings (loss) of consolidated subsidiaries	4,653	(1,689)	—	(2,964)	—
Income (loss) from continuing operations	(26,376)	5,046	(1,597)	(2,964)	(25,891)
Loss from discontinued operations, net of tax	—	(45)	(791)	—	(836)
Gain on sale of discontinued operations, net of tax	802	—	352	—	1,154
Net income (loss)	(25,574)	5,001	(2,036)	(2,964)	(25,573)
Other comprehensive income, net of tax	2,008	138	291	—	2,437
Comprehensive income (loss)	$(23,566)	$5,139	$(1,745)	$(2,964)	$(23,136)

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$6,710,398	$10,473	$—	$6,720,871
Cost of sales	—	5,304,577	7,477	—	5,312,054
Gross profit	—	1,405,821	2,996	—	1,408,817
Selling and distribution	—	1,003,990	1,141	—	1,005,131
General and administrative	992	241,277	1,357	—	243,626
Amortization of intangibles	—	2,785	—	—	2,785
Facility closing and reorganization costs	—	17,817	—	—	17,817
Litigation settlements	(1,019)	—	—	—	(1,019)
Impairment of long-lived assets	—	38,527	3,414	—	41,941
Other operating loss	290	2,204	—	—	2,494
Interest expense	168,062	8,807	3,140	—	180,009
Gain on disposition of WhiteWave common stock	(415,783)	—	—	—	(415,783)
Other (income) expense, net	—	414	(903)	—	(489)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	247,458	90,000	(5,153)	—	332,305
Income tax expense (benefit)	(64,220)	36,949	(3,145)	—	(30,416)
Income (loss) before equity in earnings (loss) of subsidiaries	311,678	53,051	(2,008)	—	362,721
Equity in earnings (loss) of consolidated subsidiaries	539,575	(2,610)	—	(536,965)	—
Income (loss) from continuing operations	851,253	50,441	(2,008)	(536,965)	362,721
Income from discontinued operations, net of tax	—	—	2,891	—	2,891
Gain (loss) on sale of discontinued operations, net of tax	(398)	491,825	(5)	—	491,422
Net income	850,855	542,266	878	(536,965)	857,034
Net loss attributable to non-controlling interest in discontinued operations	—	—	(6,179)	—	(6,179)
Net income (loss) attributable to Dean Foods Company	850,855	542,266	(5,301)	(536,965)	850,855
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	63,955	432	(8,088)	—	56,299
Comprehensive income (loss) attributable to Dean Foods Company	$914,810	$542,698	$(13,389)	$(536,965)	$907,154

	Unaudited Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(39,062)	$113,069	$(25,936)	$48,071
Cash flows from investing activities:
Payments for property, plant and equipment	—	(89,486)	—	(89,486)
Proceeds from sale of fixed assets	—	18,688	—	18,688
Net cash used in investing activities	—	(70,798)	—	(70,798)
Cash flows from financing activities:
Repayments of debt	—	(498)	—	(498)
Proceeds from senior secured revolver	1,865,745	—	—	1,865,745
Payments for senior secured revolver	(1,868,035)	—	—	(1,868,035)
Proceeds from receivables-backed facility	—	—	1,836,000	1,836,000
Payments for receivables-backed facility	—	—	(1,754,000)	(1,754,000)
Common stock repurchase	(25,000)	—	—	(25,000)
Cash dividend paid	(19,654)	—	—	(19,654)
Payments of deferred financing costs	(1,544)	—	(1,689)	(3,233)
Issuance of common stock, net of share repurchases	5,296	—	—	5,296
Tax savings on share-based compensation	332	—	—	332
Net change in intercompany balances	108,137	(53,579)	(54,558)	—
Net cash provided by (used in) financing activities	65,277	(54,077)	25,753	36,953
Effect of exchange rate changes on cash and cash equivalents	—	—	(607)	(607)
Increase (decrease) in cash and cash equivalents	26,215	(11,806)	(790)	13,619
Cash and cash equivalents, beginning of period	(12,289)	17,433	11,618	16,762
Cash and cash equivalents, end of period	$13,926	$5,627	$10,828	$30,381

	Unaudited Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities— continuing operations	$(417,208)	$53,877	$104,703	$(258,628)
Net cash provided by operating activities — discontinued operations	—	—	14,174	14,174
Net cash provided by (used in) operating activities	(417,208)	53,877	118,877	(244,454)
Cash flows from investing activities:
Payments for property, plant and equipment	—	(90,387)	—	(90,387)
Proceeds from sale of fixed assets	—	8,526	—	8,526
Net cash used in investing activities— continuing operations	—	(81,861)	—	(81,861)
Net cash provided by (used in) investing activities — discontinued operations	1,441,322	—	(37,828)	1,403,494
Net cash provided by (used in) investing activities	1,441,322	(81,861)	(37,828)	1,321,633
Cash flows from financing activities:
Repayments of debt	(1,027,196)	—	—	(1,027,196)
Proceeds from senior secured revolver	696,000	—	—	696,000
Payments for senior secured revolver	(961,000)	—	—	(961,000)
Proceeds from receivables-backed facility	—	—	478,000	478,000
Payments for receivables-backed facility	—	—	(478,000)	(478,000)
Proceeds from short-term credit facilities	626,750	—	—	626,750
Payments for short-term credit facilities	(37,521)	—	—	(37,521)
Payment of financing costs	(6,197)	—	—	(6,197)
Issuance of common stock, net of share repurchases for withholding taxes	17,638	—	—	17,638
Tax savings on share-based compensation	2,139	—	—	2,139
Net change in intercompany balances	(2,610)	30,661	(28,051)	—
Net cash provided by (used in) financing activities— continuing operations	(691,997)	30,661	(28,051)	(689,387)
Net cash used in financing activities — discontinued operations	—	—	(51,584)	(51,584)
Net cash provided by (used in) financing activities	(691,997)	30,661	(79,635)	(740,971)
Effect of exchange rate changes on cash and cash equivalents	—	—	(216)	(216)
Increase in cash and cash equivalents	332,117	2,677	1,198	335,992
Cash and cash equivalents, beginning of period	15,242	—	9,415	24,657
Cash and cash equivalents, end of period	$347,359	$2,677	$10,613	$360,649

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
At September 30, 2014 and December 31, 2013, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In thousands)
Derivatives Designated as Hedging Instruments
Commodities contracts — current(1)	$—	$714	$—	$204
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	369	255	467	114
Commodities contracts — non-current(2)	6	—	—	—
Total derivatives	$375	$969	$467	$318

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

Gains and losses on derivatives designated as cash flow hedges were reclassified from accumulated other comprehensive income to operating income for the three and nine months ended September 30, 2013 as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Losses on interest rate swap contracts(1)	$—	$94,832
Losses on commodities contracts(2)	288	544
Gains on foreign currency contracts(3)	—	(78)

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.

(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.

(3)	Recorded in cost of sales in our unaudited Condensed Consolidated Statements of Operations.

There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments in the three and nine months ended September 30, 2013.
Interest Rates - We have historically entered into interest rate swap agreements that were designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provided hedges for interest on our senior secured credit facility by fixing the LIBOR component of interest rates specified in our prior credit facility at the interest rates specified in the interest rate swap agreements until the indicated expiration dates of these interest rate swap agreements. For the reasons described below, we no longer have any interest rate swaps outstanding.
As disclosed in Note 2, in January 2013, we completed the sale of Morningstar and used a portion of the proceeds to repay debt. As a result of these repayments, we determined that we no longer had sufficient levels of variable rate debt to support the $1 billion aggregate notional amount of interest rate hedges. Accordingly, in the first quarter of 2013, we terminated these interest rate swaps, and upon termination, we paid the counterparties $28.0 million based on the fair value of the swaps on that date. As we determined that the forecasted transactions hedged by these swaps were no longer probable, we reclassified total losses of $28.1 million ($17.3 million, net of tax) previously recorded in accumulated other comprehensive income to interest expense during the nine months ended September 30, 2013.
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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 is as follows (in thousands):

	Fair Value as of September 30, 2014	Level 1	Level 2	Level 3
Asset — Commodities contracts	$375	$—	$375	$—
Liability — Commodities contracts	467	—	467	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 is as follows (in thousands):

	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Asset — Commodities contracts	$969	$—	$969	$—
Liability — Commodities contracts	318	—	318	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facility, receivables-backed facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$134,369	$152,295	$132,808	$153,005
Dean Foods Company senior notes due 2016	475,757	506,545	475,579	527,378
Dean Foods Company senior notes due 2018	23,812	25,479	23,812	26,908
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$35	$—	$35	$—
Mutual funds	1,956	—	1,956	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$5	$—	$5	$—
Mutual funds	2,103	—	2,103	—

7. Common Stock and Share-Based Compensation
Adoption of Cash Dividend Policy — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). Quarterly dividends of $0.07 per share, totaling approximately $6.5 million each, were paid in March, June and September of 2014. Our cash dividend policy is subject to modification, suspension or cancellation at any time.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended September 30, 2014 and we repurchased 1,727,275 shares during the nine months ended September 30, 2014. We made no share repurchases during the three months or nine months ended September 30, 2013. As of September 30, 2014, $275.0 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
Conversion of Equity Awards Outstanding at Spin-Off Date — At the date of the WhiteWave spin-off, in the second quarter of 2013, certain of our outstanding Dean Foods stock options and unvested restricted stock units held by WhiteWave employees and directors were converted to equivalent options or restricted stock units, as applicable, with respect to WhiteWave’s common stock. These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions, as the existing Dean Foods Company equity awards had at the time of conversion. We did not incur any future compensation cost related to conversion of our outstanding Dean Foods Company stock options and restricted stock units held by WhiteWave employees and directors in connection with the WhiteWave spin-off.
Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	5,055,035	$19.35
Granted	—	—
Forfeited and canceled	(501,716)	20.90
Exercised	(524,498)	14.21
Options outstanding at September 30, 2014	4,028,821	$19.82	3.14	$1,675,345
Options exercisable at September 30, 2014	3,920,761	$20.07	3.02	$1,413,501

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. During each of the nine months ended September 30, 2014 and 2013, there were no stock options granted.
Restricted Stock Units — The following table summarizes RSU activity during the nine months ended September 30, 2014:

	Employees	Directors (1)	Total
Stock units outstanding at January 1, 2014	680,017	96,273	776,290
Stock units issued	344,421	59,367	403,788
Shares issued upon vesting of stock units	(181,570)	(42,281)	(223,851)
Stock units canceled or forfeited(2)	(183,102)	(780)	(183,882)
Stock units outstanding at September 30, 2014	659,766	112,579	772,345
Weighted average grant date fair value	$14.64	$13.75	$14.52

(1)	Directors' stock units include Restricted Stock Awards ("RSAs"), which participate in declared dividends.

(2)
Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Any stock units surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,111,059	$17.72
Granted	581,129	14.25
Converted/paid	(544,309)	17.70
Forfeited	(87,691)	16.76
Outstanding at September 30, 2014	1,060,188	$15.91

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013		2014	2013
	(In thousands)
Stock Options	$75	$418	(1)	$338	$6,347	(1)
Stock Units	892	1,467	(1)	3,279	4,010	(1)
Phantom Shares	585	1,626		3,185	6,747
Total	$1,552	$3,511		$6,802	$17,104

(1)
The share-based compensation expense recorded during the three and nine months ended September 30, 2013 includes additional compensation expense of $0.2 million and $5.6 million, respectively, for stock options and $0.4 million and $0.7 million, respectively, for stock units related to the equity modification of share-based compensation pursuant to the WhiteWave spin-off described above.

Stock options, phantom shares and stock units held by employees do not currently participate in any dividends and accordingly, no expense attributed to dividends has been recorded.

8. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for each of the three and nine months ended September 30, 2014, as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(15,136)	$415,518	$(25,891)	$362,721
Denominator:
Average common shares	93,797,183	94,164,101	93,916,848	93,533,631
Basic earnings (loss) per share from continuing operations	$(0.16)	$4.41	$(0.28)	$3.88
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(15,136)	$415,518	$(25,891)	$362,721
Denominator:
Average common shares — basic	93,797,183	94,164,101	93,916,848	93,533,631
Stock option conversion(1)	—	805,976	—	712,038
Stock units(2)	—	367,687	—	331,455
Average common shares — diluted	93,797,183	95,337,764	93,916,848	94,577,124
Diluted earnings (loss) per share from continuing operations	$(0.16)	$4.35	$(0.28)	$3.84
(1) Anti-dilutive common shares excluded	3,421,121	2,949,208	3,638,658	3,758,723
(2) Anti-dilutive stock units excluded	267,771	8,704	306,176	7,949

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2014 were as follows (in thousands):

	Changes in Cash Flow Hedges	Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, June 30, 2014	$118	$(55,687)		$332	$(55,237)
Other comprehensive income (loss) before reclassifications	(16)	1,857		(430)	1,411
Amounts reclassified from accumulated other comprehensive loss	—	(927)	(1)	—	(927)
Net current-period other comprehensive income (loss)	(16)	930		(430)	484
Balance, September 30, 2014	$102	$(54,757)		$(98)	$(54,753)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2013 were as follows (in thousands):

	Changes in Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Unrealized Gains/Losses on Available-For-Sale Securities	Foreign Currency Items	Total
Balance, June 30, 2013	$(124)		$(99,358)		$385,552	$(115)	$285,955
Other comprehensive income (loss) before reclassifications	162		4,108		30,231	(40)	34,461
Amounts reclassified from accumulated other comprehensive income (loss)	176	(1)	(2,069)	(2)	(415,783)	—	(417,676)
Net current-period other comprehensive income (loss)	338		2,039		(385,552)	(40)	(383,215)
Balance, September 30, 2013	$214		$(97,319)		$—	$(155)	$(97,260)

(1)	The accumulated other comprehensive loss reclassification components affect distribution expense or cost of sales, depending on the commodity type. See Note 6 and the additional details below.

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the nine months ended September 30, 2014 were as follows (in thousands):

	Changes in Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, December 31, 2013	$423		$(57,224)		$(389)	$(57,190)
Other comprehensive income (loss) before reclassifications	(101)		5,249		291	5,439
Amounts reclassified from accumulated other comprehensive loss	(220)	(1)	(2,782)	(2)	—	(3,002)
Net current-period other comprehensive income (loss)	(321)		2,467		291	2,437
Balance, September 30, 2014	$102		$(54,757)		$(98)	$(54,753)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the nine months ended September 30, 2013 were as follows (in thousands):

	Changes in Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total	Non- controlling Interest
Balance, December 31, 2012	$(58,452)		$(105,845)		$(22,287)	$(186,584)	$(3,683)
Other comprehensive income (loss) before reclassifications	8		13,181		(9,159)	4,030	(1,378)
Amounts reclassified from accumulated other comprehensive income (loss)	58,476	(1)	(6,207)	(2)	—	52,269	(6)
Net current-period other comprehensive income (loss)	58,484		6,974		(9,159)	56,299	(1,384)
Spin-off of WhiteWave Foods	182		1,552		31,291	33,025	5,067
Balance, September 30, 2013	$214		$(97,319)		$(155)	$(97,260)	$—

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

As described in Note 2, during the nine months ended September 30, 2013, we recorded in accumulated other comprehensive income, and subsequently reclassified to earnings, unrealized holding gains totaling $415.8 million related to our investment in WhiteWave common stock, which we disposed of on July 25, 2013. The gain was recorded in the gain on disposition of WhiteWave common stock line item in our unaudited Condensed Consolidated Statements of Operations.

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$770	$923	$2,310	$2,769
Interest cost	3,495	3,128	10,485	9,384
Expected return on plan assets	(4,690)	(4,633)	(14,070)	(13,899)
Amortizations:
Prior service cost	197	198	591	594
Unrecognized net loss	1,276	3,098	3,828	9,294
Net periodic benefit cost	$1,048	$2,714	$3,144	$8,142

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$206	$204	$618	$612
Interest cost	416	306	1,248	918
Amortizations:
Prior service cost	16	6	48	18
Unrecognized net loss	19	75	57	225
Net periodic benefit cost	$657	$591	$1,971	$1,773

11. Asset Impairment Charges and Facility Closing and Reorganization Costs
Asset Impairment Charges
We evaluate our long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. As a result of certain changes to our business and plans for consolidating our production network, we evaluated the impact that we expect these changes to have on our projected future cash flows as of September 30, 2014.
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

The results of our analysis indicated an impairment of our plant, property and equipment of $7.4 million, which we recorded in the third quarter of 2014, due to changes in our expectations regarding estimated future cash flows at one of our production facilities. During the three and nine months ended September 30, 2013, we recorded impairment of our plant, property and equipment of $4.4 million and $35.5 million, respectively, in addition to impairment related to certain intangible assets of approximately $6.4 million during the nine months ended September 30, 2013. All of these charges were recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In thousands)
Closure of Facilities(1)	$2,805	$6,667	$4,510	$11,842
Functional Realignment(2)	—	186	—	704
Field and Functional Reorganization (3)	—	415	—	5,266
Other	—	—	—	5
Total	$2,805	$7,268	$4,510	$17,817

(1)
These charges in 2014 and 2013 primarily relate to facility closures in Riverside, California; Delta, Colorado; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; Shreveport, Louisiana; and Mendon, Massachusetts; as well as other approved closures. We have incurred $42.7 million of charges related to these initiatives to date. We expect to incur additional charges related to these facility closures of approximately $3.7 million related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, as well as our accelerated cost reduction efforts, it is likely that we will close additional facilities in the future.

(2)
The Functional Realignment initiative was focused on aligning key functions within our legacy Fresh Dairy Direct operations under a single leadership team and permanently removing certain costs from the organization. We have incurred total charges of approximately $33.1 million under this initiative as of September 30, 2013, and we do not expect to incur any material future charges related to this plan.

(3)
The Field and Functional Reorganization initiative streamlined the leadership structure and has enabled faster decision-making and created enhanced opportunities to strategically build our business. We have incurred total charges of $11.3 million under this plan as of September 30, 2013, all of which were associated with headcount reductions. We do not currently anticipate incurring any material charges under this plan going forward.

Activity with respect to facility closing and reorganization costs during the nine months ended September 30, 2014 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2013	Charges and Adjustments	Payments	Accrued Charges at September 30, 2014
	(In thousands)
Cash charges:
Workforce reduction costs	$9,028	$(1,916)	$(4,519)	$2,593
Shutdown costs	—	3,366	(3,366)	—
Lease obligations after shutdown	8,361	359	(1,504)	7,216
Other	—	401	(401)	—
Subtotal	$17,389	2,210	$(9,790)	$9,809
Noncash charges:
Write-down of assets (1)		1,631
Other, net		669
Total charges		$4,510

(1)
The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets were tested for recoverability at the time the decision to close the facilities was more likely than not to occur. Our methodology for testing the recoverability of the assets is consistent with the methodology described in the "Asset Impairment Charges" section above.

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
Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We had an immaterial amount of capital lease obligations as of September 30, 2014 and December 31, 2013. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

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
Litigation, Investigations and Audits
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration, and renewed their request for summary judgment in September 2010. In March 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs appealed the court’s decision in April 2012. Briefing on the appeal was completed in April 2013, and oral argument occurred in July 2013. In January 2014, the appeals court reversed the judgment for the defendants, including the Company, on one of the original five counts in the Tennessee retailer action. In February 2014, the Company requested that the Sixth Circuit Court of Appeals consider its decision en banc; the Sixth Circuit declined to do so. The Sixth Circuit returned the case to the trial court for further proceedings. The Company filed a petition to the U.S. Supreme Court for review of the case on August 1, 2014. The parties have agreed to defer further proceedings in the trial court until there is a determination by the Supreme Court whether to review the decision of the Court of Appeals.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss on April 30, 2013. On June 14, 2013, the indirect purchaser plaintiffs responded to the Company’s motion to dismiss and filed an amended complaint. On July 1, 2013, the Company filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed on August 15, 2013. On September 11, 2014, the Court granted in part and denied in part the motion to dismiss. The Court granted the motion to dismiss the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014.

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
Other
We have settled with substantially all states in regards to our obligations under state unclaimed property laws, the results of which did not have a material adverse impact on our financial position, results of operations or cash flows.

13. Segment, Geographic and Customers Information
We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy case products. We operate 68 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United

States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our Chief Executive Officer evaluates the performance of our business based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, impairments of long-lived assets and other non-recurring gains and losses.
In connection with the WhiteWave separation in 2013, all segment results herein have been recast and present results on a comparable basis under a single reportable segment.
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the three and nine months ended September 30, 2014 and 2013. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16% and 17% of our consolidated net sales in the three months ended September 30, 2014 and 2013, respectively, and approximately 16% and 19% of our consolidated net sales in the nine months ended September 30, 2014 and 2013.

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
Adoption of Cash Dividend Policy — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). Quarterly dividends of $0.07 per share, totaling approximately $6.5 million each, were paid in March, June and September of 2014. Our cash dividend policy is subject to modification, suspension or cancellation at any time.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended September 30, 2014 and we repurchased 1,727,275 shares during the nine months ended September 30, 2014. We made no share repurchases during the three months or nine months ended September 30, 2013. As of September 30, 2014, $275.0 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.
Strategic Activities
WhiteWave Separation — We separated The WhiteWave Foods Company ("WhiteWave") from the Company in a series of three transactions: an initial public offering for 13.3% of the WhiteWave common stock in the fourth quarter of 2012; a tax-free spin-off of 66.8% of the WhiteWave common stock in the second quarter of 2013; and a tax-free debt-for-equity exchange of 19.9% of the WhiteWave common stock in the third quarter of 2013 (the "WhiteWave Separation").
During the three months ended September 30, 2013, as a result of the tax-free disposition of our 19.9% investment in WhiteWave common stock, we recorded a gain in continuing operations of $415.8 million, which included $385.6 million of unrealized holding gains that were previously recorded as a component of accumulated other comprehensive income in the second quarter of 2013. The gain was recorded in the gain on disposition of WhiteWave common stock line item in our unaudited Condensed Consolidated Statements of Operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information regarding the WhiteWave Separation.
Divestiture of Morningstar Foods — In January 2013, we completed the sale of Morningstar Foods ("Morningstar") to a third party for net proceeds of approximately $1.45 billion. We recorded a gain of $871.3 million ($492.1 million, net of tax) on the sale of Morningstar in the first quarter of 2013.
Recent Developments
Retail, Customer and Commodity Environment — Increasing and record-high dairy commodity costs in 2014 continue to create one of the most difficult operating environments in the history of our company. Record-high raw milk costs and resulting increases in retail prices have created volume softness throughout the industry. In addition, we have experienced increased pressure on our margins, especially on our branded white milk products, as pricing at retail was pressured by both price gap and price threshold considerations. At these unprecedented commodity price levels, our pricing pass-through mechanisms are not entirely efficient and, particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales and gross profit. In addition, we continue to experience higher costs associated with route returns, route losses and other forms of shrink associated with the higher raw milk costs.

Class I raw milk prices continue to be at unprecedented levels in their duration and in absolute terms. Class I raw milk prices have increased 12 of the last 15 months and every month's average price since February 2014 has exceeded the previous all-time record high of $21.91 in September 2007. Class I raw milk prices were approximately 24% higher during the third quarter of 2014 versus the third quarter of 2013 and were sequentially flat compared to the prior quarter. As Class I raw milk prices continued to move higher, the "margin over milk", or the spread between the Class I mover and the retail price of private label gallons, compressed to $1.39 per gallon in the third quarter of 2014, which was relatively flat to $1.40 per gallon in the previous quarter but significantly lower than historical trends. The margin over milk was closer to normalized levels at $1.52 per gallon in the third quarter of 2013.

In addition to record-high Class I raw milk costs, we have been challenged by the increase of butterfat prices, pressuring our margins across our Class II product offerings, such as our ice cream, half and half, heavy whipping cream and cultured products. Average Chicago Mercantile Exchange ("CME") butter prices increased 82% during the third quarter of 2014 versus the prior year to $2.68. CME butter prices have increased every month this year, peaking at an all-time high of $3.06 per pound in late September. Sustained month over month Class II commodity price increases, like we have experienced throughout 2014, have created a pricing lag effect that makes it difficult to effectively pass through rising costs fast enough to mitigate sustained inflation across our Class II product set.

The fluid milk industry remains highly competitive. Fluid milk category volumes remained soft, and overall category volume declines have continued beyond the historical trajectory of the category. We believe our fluid milk volumes continue to outperform the overall product category and the velocity of our fluid milk volume declines has begun to subside during the third quarter of 2014. Our volumes were impacted by the loss of a portion of our private label business with a significant customer in 2013. The impact of this loss began to be reflected in the second quarter of 2013, and the transition of volumes was largely completed in the third quarter of 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. Our total volumes declined 2% in the third quarter of 2014 compared to the same period in the prior year as we began to overlap the RFP-driven volume losses. In terms of our branded versus private-label mix, we ended the third quarter of 2014 just under approximately 36% in branded volumes. Since the third quarter of

2013, when raw milk costs began their steady climb, our brand mix has declined approximately 1%. This trade down to private label fluid milk from branded products represents a continuing headwind for our business.

We remain committed to continuing to improve our operating performance, sustaining strong positive cash flow and generating shareholder value. During the fourth quarter of 2014, we will continue to emphasize price realization, cost productivity and volume at margins that deliver an appropriate return, in an effort to improve our operating results. We believe the market continues to be difficult with several factors beyond our control continuing to impact our earnings progression. The fluid milk category continues to show weakness with declining industry volumes. Soft volumes, coupled with ongoing historically high raw milk cost inflation and compressed margins over milk, negate some of the impact of our cost reduction efforts and make it harder to deliver those cost savings to the bottom line. This year has been one of the most difficult periods in our history. We expect the trend of record high raw milk prices to continue in the fourth quarter of 2014, with raw milk prices remaining at levels among the all-time highest quarterly averages. However, we do not believe that the record high raw milk prices in 2014 are the normalized trend for the longer-term trajectory, and we expect domestic raw milk costs to moderate as we exit 2014 and move into 2015. Industry volumes remain soft and we expect our Q4 volumes to be down low single digits, as compared to prior year, but with a continued improvement in net price realization. We expect to continue to drive improved efficiency and capability across the organization with a view toward positioning ourselves for long-term success.

Facility Closing and Reorganization Activities — As a result of certain changes to our business, including the loss of a portion of a significant customer's private label volume in 2013, we accelerated our plans for consolidating our production network, and, as of September 2014, we have closed twelve of our production facilities. In addition we have continued to evaluate the impact we expected these changes to have on projected future cash flows of the business. This analysis identified indicators of impairment at certain of our production facilities and we were therefore required to test the assets at those facilities for recoverability. The results of our analysis indicated an impairment of our plant, property and equipment of $7.4 million, which we recorded in the third quarter of 2014, due to changes in our expectations regarding estimated future cash flows at one of our production facilities. Having completed our accelerated plant closures over the past 18 to 24 months, we expect to return to our normal optimization activities. See Note 11 to our unaudited Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Results of Operations
Our key performance indicators are volume performance, brand mix and achieving low cost, which are realized within net sales, gross profit and operating income, respectively. We evaluate our financial performance based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, asset impairment charges, litigation settlements and other nonrecurring gains and losses. The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,373.3	100.0%	$2,200.9	100.0%	$7,108.2	100.0%	$6,720.9	100.0%
Cost of sales	1,956.5	82.4	1,759.6	79.9	5,876.1	82.7	5,312.1	79.0
Gross profit(1)	416.8	17.6	441.3	20.1	1,232.1	17.3	1,408.8	21.0
Operating costs and expenses:
Selling and distribution	337.3	14.2	333.4	15.2	1,011.7	14.2	1,005.1	15.0
General and administrative	69.8	2.9	72.3	3.3	212.7	3.0	243.6	3.6
Amortization of intangibles	0.7	—	0.9	—	2.2	—	2.8	—
Facility closing and reorganization costs	2.8	0.1	7.3	0.3	4.5	0.1	17.8	0.3
Litigation settlements	—	—	—	—	(2.5)	—	(1.0)	—
Impairment of long-lived assets	7.4	0.3	4.4	0.2	7.4	0.1	41.9	0.6
Other operating (income) loss	—	—	0.3	—	(4.5)	(0.1)	2.5	—
Total operating costs and expenses	418.0	17.6	418.6	19.0	1,231.5	17.3	1,312.7	19.5
Operating income (loss)	$(1.2)	(0.1)%	$22.7	1.1%	$0.6	—%	$96.1	1.5%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013
Net Sales — The change in net sales was due to the following:

Three Months Ended September 30, 2014 vs. 2013
(In millions)
Volume	$(38.1)
Pricing and product mix changes	210.5
Total increase	$172.4

Net sales increased $172.4 million, or 7.8%, during the third quarter of 2014 as compared to the third quarter of 2013, primarily due to increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the third quarter of 2014, the Class I raw milk price was approximately 24% above prior-year levels. At these unprecedented commodity levels, our pricing pass-through mechanisms are not entirely efficient and, particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales. Commodity-driven sales increases were partially offset by a decrease in fluid milk volumes, which accounted for approximately 76% of our total sales volume, as well as volume declines in our ice cream products. Our fluid milk volume declines were driven by increasing fluid milk category weakness, particularly impacting our branded portfolio and the partial loss of private label business with a significant customer.

We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2014 in comparison to the third quarter of 2013:

	Three Months Ended September 30*
	2014	2013	% Change
Class I mover(1)	$23.51	$18.98	23.9%
Class I raw skim milk mover(1)(2)	14.93	13.84	7.9
Class I butterfat mover(2)(3)	2.60	1.61	61.5
Class II raw skim milk minimum(1)(4)	15.63	14.54	7.5
Class II butterfat minimum(3)(4)	2.92	1.54	89.6

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased by 11.2% in the third quarter of 2014 compared to the third quarter of 2013, primarily due to increased dairy commodity costs. The Class I raw milk price was approximately 24% above prior year levels. This increase was partially offset by lower sales volumes and our cost and efficiency initiatives.
Gross Profit — Our gross profit percentage decreased to 17.6% in the third quarter of 2014 as compared to 20.1% in the third quarter of 2013. This decline was significantly impacted by the record-high dairy commodity costs environment. We believe at these unprecedented commodity levels, our pricing pass-through mechanisms are not entirely efficient, and particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our gross profit. In addition, despite the full impact of the lost volumes discussed above and the associated accelerated facility closure activity during 2014 and 2013, production cost declines lagged the decline in sales volumes, resulting in higher per unit costs and lower overall gross profit.
Operating Costs and Expenses — Operating costs and expenses were relatively flat in the third quarter of 2014 as compared to the third quarter of 2013. Significant changes within operating costs and expenses in the third quarter of 2014 include the following:

•	General and administrative costs decreased $2.5 million primarily due to lower professional fees and transaction-related expenses.

•
Selling and distribution costs increased $3.9 million primarily due to cost inefficiencies related to plant closure activity and increased personnel-related costs related to employee benefits, partially offset by the impact of lower sales volumes.

•	Facility closing and reorganization costs decreased by $4.5 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment of long-lived assets increased by $3.0 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

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

Other (Income) Expense — Excluding the $415.8 million gain recorded during the third quarter of 2013 related to the disposition of our investment in WhiteWave common stock, which was completed on July 25, 2013, other (income) expense decreased by $15.4 million during the third quarter of 2014 as compared to the third quarter of 2013. Interest expense decreased by $15.0 million in the third quarter of 2014 compared to the third quarter of 2013 primarily due to significantly lower average debt balances from debt repayments with cash proceeds from transactions undertaken in 2013. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information regarding the WhiteWave Separation.
Income Taxes — Income tax benefit was recorded at an effective rate of 5.0% for the third quarter of 2014 compared to a (1.8)% effective tax rate for the third quarter of 2013. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the third quarter of 2014, our effective tax rate was also impacted by the establishment of additional valuation allowances related to certain net operating loss carryforwards, a net reduction in income tax reserves, and a cumulative adjustment resulting from the revised estimate of our annual effective tax rate. Excluding these items, our effective tax benefit rate for the three months ended September 30, 2014 was 38.7%. Excluding the 2013 tax-free gain on the disposition of our investment in WhiteWave common stock as described above, our effective tax benefit rate for the three months ended September 30, 2013 was 96.0%, resulting from our negligible loss for the period exclusive of the tax-free gain.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net Sales — The change in net sales was due to the following:

Nine Months Ended September 30, 2014 vs. 2013
(In millions)
Volume	$(266.5)
Pricing and product mix changes	653.8
Total increase	$387.3

Net sales increased $387.3 million, or 5.8%, during the first nine months of 2014 as compared to the first nine months of 2013, primarily due to increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the first nine months of 2014, the Class I raw milk price was approximately 25% above prior-year levels. At these unprecedented commodity levels, our pricing pass-through mechanisms are not entirely efficient and, particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales. Commodity-driven sales increases were partially offset by a decrease in fluid milk volumes, which accounted for approximately 77% of our total sales volume, as well as volume declines in our ice cream, cultured dairy and other products. Our fluid milk volume declines were driven by increasing fluid milk category weakness and the partial loss of private label business with a significant customer.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2014 in comparison to the first nine months of 2013:

	Nine Months Ended September 30*
	2014	2013	% Change
Class I mover(1)	$23.18	$18.48	25.4%
Class I raw skim milk mover(1)(2)	16.06	13.03	23.3
Class I butterfat mover(2)(3)	2.19	1.69	29.6
Class II raw skim milk minimum(1)(4)	16.58	13.55	22.4
Class II butterfat minimum(3)(4)	2.38	1.66	43.4

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased by 10.6% in the first nine months of 2014 compared to the first nine months of 2013, primarily due to increased dairy commodity costs. This increase was partially offset by lower fluid milk volumes, lower personnel-related costs due to headcount reductions last year as well as other cost and efficiency initiatives.
Gross Profit — Our gross profit percentage decreased to 17.3% for the first nine months of 2014 as compared to 21.0% for the first nine months of 2013. This decline was significantly impacted by the record-high dairy commodity costs environment. We believe at these unprecedented commodity levels, our pricing pass-through mechanisms are not entirely efficient, and particularly for our branded products, we have been unwilling or unable to increase our prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our gross profit. In addition, despite the full impact of the lost volumes discussed above and the associated accelerated facility closure activity during 2014 and 2013, production cost declines lagged the decline in volumes, resulting in higher per unit costs and lower overall gross profit.
Operating Costs and Expenses — Operating costs and expenses decreased by 6.2% in the first nine months of 2014 as compared to the first nine months of 2013. Significant changes to operating costs and expenses in the first nine months of 2014 include the following:

•
General and administrative costs decreased $30.9 million primarily due to lower personnel-related costs, including share-based and incentive compensation, as a result of headcount reductions and operational performance below our targets.

•
Selling and distribution costs increased $6.6 million primarily due to cost inefficiencies related to plant closure activity and increased personnel-related costs related to employee benefits, partially offset by lower sales volumes.

•	Facility closing and reorganization costs decreased by $13.3 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment of long-lived assets decreased by $34.5 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

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

Other (Income) Expense — Other (income) expense decreased $281.0 million during the first nine months of 2014 as compared to the first nine months of 2013 driven by the following prior year transactions:

•
Gain of $415.8 million recorded during the third quarter of 2013 related to the disposition of our investment in WhiteWave stock, which was completed on July 25, 2013. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information regarding the WhiteWave Separation.

•
Non-cash interest expense of $63.4 million and $28.1 million of interest expense recorded during the first nine months of 2013 related to the termination and novation of interest rate swaps, both of which are described more fully in Note 6 to our unaudited Condensed Consolidated Financial Statements.

Excluding these prior year transactions, interest expense decreased by $43.0 million to $45.5 million in the first nine months of 2014 compared to the first nine months of 2013. This decrease is primarily due to significantly lower average debt balances from debt repayments with cash proceeds from transactions undertaken in 2013.

Income Taxes – Income tax benefit was recorded at an effective tax rate of 41.3% in the first nine months of 2014 compared to a (9.2)% effective tax rate in the first nine months of 2013. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first nine months of 2014, our effective tax rate was also impacted by settlements of various taxing authority examinations, several state tax law changes, the establishment of additional valuation allowances related to certain net operating loss carryforwards, and a cumulative tax adjustment resulting from the revised estimate of our annual effective tax rate. Excluding these items, our effective tax benefit rate for the nine months ended September 30, 2014 was 37.2%. Excluding the 2013 tax-free gain on the disposition of our investment in WhiteWave common stock as described above, our effective tax benefit rate for the nine months ended September 30, 2013 was 36.4%.

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

Under our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends with an initial quarterly dividend rate of $0.07 per share ($0.28 per share annually). Quarterly dividends were paid, totaling approximately $6.5 million each, in March, June and September of 2014 and were funded using borrowings under both the receivables-backed facility and the senior secured credit facility. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Please see “—Return of Capital Strategies” above for additional details regarding the dividend policy.

Additionally, since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended September 30, 2014 and we repurchased 1,727,275 shares during the nine months ended September 30, 2014 for $25.0 million. The repurchase was funded using borrowings under both the receivables-backed facility and the senior secured credit facility. We made no share repurchases during the three months or nine months ended September 30, 2013. As of September 30, 2014, $275.0 million was available for repurchases under this program (excluding fees and commissions). Management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.

Subject to obtaining board approval, we intend to redeem the remaining senior notes due 2018 during the fourth quarter of 2014. The carrying value of these notes on September 30, 2014 was $23.8 million.

As of September 30, 2014, $10.7 million of our total cash on hand of $30.4 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations. However, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements for the next twelve months.

At September 30, 2014, we had $1.0 billion of outstanding debt obligations. We had total cash on hand of $30.4 million and an additional $0.7 billion of combined available future borrowing capacity under our senior secured credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Senior Secured Credit Facility — In July 2013, we executed a credit agreement pursuant to which the lenders provided us with a five-year senior secured revolving credit facility in the amount of up to $750 million. The credit agreement was amended in June 2014 and further amended in August 2014. Under the agreement, as amended, we have the right to request an increase of the aggregate commitment under the credit facility by, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The senior secured credit facility is available for the issuance of up to $200 million of letters of credit and up to $150 million of swing line loans. The facility will terminate in July 2018.

Loans outstanding under the senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.75% (2.50% as of September 30, 2014 ) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.75% (1.50% as of September 30, 2014 ) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds.

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

The credit agreement governing the senior secured credit facility contains customary representations, warranties and covenants, including but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions, as well as the financial covenants described below. The credit agreement also contains customary events of default and related cure provisions.

At September 30, 2014, there were outstanding borrowings of $48.0 million under the senior secured revolving credit facility. Our average daily balance under the senior secured revolving credit facility during the nine months ended September 30, 2014 was $57.3 million. There were no letters of credit issued under the senior secured revolving credit facility as of September 30, 2014.

Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. In June 2014, the receivables-backed facility was modified to, among other things, increase the amount available for the issuance of letters of credit from $300 million to $350 million and to extend the liquidity termination date from March 2015 to June 2017. The receivables-backed facility was further amended in August 2014 consistent with the amended financial covenants under the credit agreement governing the senior secured credit facilities.

Outstanding borrowings under the receivables-backed facility, as amended, as of September 30, 2014 were $295 million, excluding letters of credit in the aggregate amount of $212.3 million that were issued but undrawn, resulting in remaining available borrowing capacity of $42.7 million at September 30, 2014. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit.

Under the senior secured credit facility and the receivables-backed facility, we are required to comply with (a) a maximum consolidated net leverage ratio of 5.25x for each fiscal quarter ending on or prior to December 31, 2014; 5.00x for each fiscal quarter ending on or prior to March 31, 2015; 4.50x for each fiscal quarter ending on or prior to June 30, 2015; and 4.00x for each fiscal quarter ending thereafter; (b) a senior secured net leverage ratio not to exceed 2.50x; and (c) a minimum consolidated interest coverage ratio of 3.00 to 1.00, in each case, as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility. At November 3, 2014, we had $313.2 million in outstanding borrowings under the senior secured revolving credit facility and the receivables-backed facility, excluding letters of credit in the aggregate amount of $165.5 million that were issued but undrawn.

Our leverage ratio at September 30, 2014 was 4.23 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our credit agreement and the purchase agreement governing our receivables-backed facility, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the credit agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.

Our interest coverage ratio at September 30, 2014 was 3.64 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our credit agreement and the purchase agreement governing our receivables-backed facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.

We are currently in compliance with all covenants under our credit agreements.

Historical Cash Flow
The unaudited Condensed Consolidated Statements of Cash Flows include amounts related to discontinued operations, which are primarily related to net proceeds of approximately $1.4 billion received from the sale of Morningstar, completed January 2013, and the WhiteWave Separation, completed in July 2013, both of which have been included as discontinued operations for the for the nine months ended September 30, 2013. See Note 2 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30
	2014	2013	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$48,071	$(258,628)	$306,699
Investing activities	(70,798)	(81,861)	11,063
Financing activities	36,953	(689,387)	726,340
Discontinued operations	—	1,366,084	(1,366,084)
Effect of exchange rate changes on cash and cash equivalents	(607)	(216)	(391)
Net increase in cash and cash equivalents	$13,619	$335,992	$(322,373)

Operating Activities
The cash flow from continuing operations for the nine months ended September 30, 2013 was impacted by a payment of $315.0 million related to our tax obligation on the sale of Morningstar and a payment of approximately $15.0 million related to certain tax obligations which were recognized upon completion of the WhiteWave spin-off. Additionally, the prior year operating cash flows was impacted by a $28.1 million termination payment of our remaining interest rate hedges in January 2013, which is described more fully in Note 6 to our unaudited Condensed Consolidated Financial Statements.

Net cash provided by operating activities was $48.1 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $99.5 million for the nine months ended September 30, 2013, excluding the 2013 transactions noted above. This change was primarily due to lower operating income performance resulting from declining volumes and record-high dairy commodity costs leading to a 3.7% decline in gross profit for the first nine months of 2014 compared to the first nine months of 2013.
Investing Activities
Net cash used in investing activities decreased by $11.1 million in the nine months ended September 30, 2014 in comparison to the nine months ended September 30, 2013. With capital expenditures relatively flat, the increase is primarily attributable to proceeds from sale of fixed assets to $18.7 million for the nine months ended September 30, 2014 from $8.5 million in the same period in 2013.
Financing Activities
Net cash provided by financing activities of $37.0 million in the nine months ended September 30, 2014 improved from net cash used in financing activities of $689.4 million in the year-ago period, driven by net debt repayments of $1.29 billion in the third quarter of 2013 as compared to net proceeds from borrowings of $79.2 million for the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2014, we repurchased shares of common stock for $25.0 million and paid cash dividends in the amount of $19.7 million.
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
Future Capital Requirements
During 2014, we intend to invest a total of approximately $150 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest in 2014 to be approximately $55 million to $56 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $5 million and imputed interest of approximately $2 million related to the Tennessee dairy farmer action litigation settlement reached in 2012.
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
Known Trends and Uncertainties
Prices of Conventional Raw Milk and Other Inputs
Conventional Raw Milk and Butterfat — The primary raw materials used in the products we manufacture, distribute and sell are conventional milk (which contains both raw milk and butterfat) and bulk cream. On a monthly basis, the federal government and certain state governments set minimum prices for raw milk. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and can sometimes differ within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the Grade AA butter price on the Chicago Mercantile Exchange.
Increasing and record-high dairy commodity costs in 2014 continue to create one of the most difficult operating environments in the history of our company. Record-high raw milk costs and resulting increases in retail prices have created volume softness throughout the industry. In addition, we have experienced increased pressure on our margins, especially on our branded products, as pricing at retail was pressured by both price gap and price threshold considerations. Class I raw milk prices continue to be at unprecedented levels in their duration and in absolute terms. Class I raw milk prices have increased 12 of the last 15 months and every month's average price since February 2014 has exceeded the previous all-time record high of $21.91 in September 2007. Class I raw milk prices were approximately 24% higher during the third quarter of 2014 versus the third quarter of 2013 and were sequentially flat compared to the prior quarter.
In addition to record-high Class I raw milk costs, we have been challenged by the increase of butterfat prices, pressuring our margins across our Class II product offerings, such as our ice cream, half and half, heavy whipping cream and sour cream product offerings. Average CME butter prices increased 82% during the third quarter of 2014 versus the prior year to $2.68. CME butter prices have increased every month this year, peaking at an all-time high of $3.06 per pound in late September. Sustained month over month Class II commodity price increases and large price movements in short time frames, as we have experienced throughout 2014, have created a pricing lag effect that makes it difficult to effectively pass through rising costs.
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
Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. We purchase approximately 26 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. For 2014, we expect our fuel costs to be slightly lower and our resin costs to be slightly higher than the prior year.
Retail and Customer Environment and Fluid Milk Volumes
The fluid milk industry remains highly competitive. Fluid milk category volumes remained soft, and overall category volume declines have continued beyond the historical trajectory of the category. We believe our fluid milk volumes continue to outperform the overall product category and the velocity of our fluid milk volume declines has begun to subside during the third quarter of 2014. Our volumes were impacted by the loss of a portion of our private label business with a significant customer in 2013. The impact of this loss began to be reflected in the second quarter of 2013, and the transition of volumes was largely completed in the third quarter of 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. Our total volumes declined 2% in the third quarter of 2014 compared to the same period in the prior year as we began to overlap the RFP-driven volume losses. In terms of our branded versus private-label mix, we ended the third quarter of 2014 just under approximately 36% in branded volumes. Since the third quarter of 2013, when raw milk costs began their steady climb, our brand mix has declined approximately 1%. This trade down to private label fluid milk from branded products represents a continuing headwind for our business.

We remain committed to continuing to improve our operating performance, sustaining strong positive cash flow and generating shareholder value. During the fourth quarter of 2014, we will continue to emphasize price realization, cost productivity and volume at margins that deliver an appropriate return, in an effort to improve our operating results. We believe the market continues to be difficult with several factors beyond our control continuing to impact our earnings progression. The fluid milk category continues to show weakness with declining industry volumes. Soft volumes, coupled with ongoing historically high raw milk cost inflation and compressed margins over milk, negate some of the impact of our cost reduction efforts, and make it harder to deliver those cost savings to the bottom line. This year has been one of the most difficult periods in our history and we expect this trend to continue with raw milk prices in the fourth quarter of 2014 at levels among the highest quarterly averages. However, we do not believe that the record high raw milk prices in 2014 are the normalized trend for the longer-term trajectory, and we expect domestic raw milk costs to moderate as we exit 2014 and move into 2015. Industry volumes remain soft and we expect our fourth quarter volumes to be down low single digits, as compared to prior year, but with a continued improvement in net price realization. We expect to continue to drive improved efficiency and capability across the organization with a view toward positioning ourselves for long-term success.

Tax Rate
Income tax benefit was recorded at an effective rate of 41.3% in the first nine months of 2014 compared to a 9.2% effective tax rate in the first nine months of 2013. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.
See “Part I — Item 1A — Risk Factors” in our 2013 Annual Report on Form 10-K, "Part II — Item 1A — Risk Factors" below, and elsewhere in this Form 10-Q herein for a description of various other risks and uncertainties concerning our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2013 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive

Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2014.
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

Part II — Other Information
Item 1. Legal Proceedings
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration, and renewed their request for summary judgment in September 2010. In March 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs appealed the court’s decision in April 2012. Briefing on the appeal was completed in April 2013, and oral argument occurred in July 2013. In January 2014, the appeals court reversed the judgment for the defendants, including the Company, on one of the original five counts in the Tennessee retailer action. In February 2014, the Company requested that the Sixth Circuit Court of Appeals consider its decision en banc; the Sixth Circuit declined to do so. The Sixth Circuit returned the case to the trial court for further proceedings. The Company filed a petition to the U.S. Supreme Court for review of the case on August 1, 2014. The parties have agreed to defer further proceedings in the trial court until there is a determination by the Supreme Court whether to review the decision of the Court of Appeals.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss on April 30, 2013. On June 14, 2013, the indirect purchaser plaintiffs responded to the Company’s motion to dismiss and filed an amended complaint. On July 1, 2013, the Company filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed on August 15, 2013. On September 11, 2014, the Court granted in part and denied in part the motion to dismiss. The Court granted the motion to dismiss the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014.

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
Other
We have settled with substantially all states in regards to our obligations under state unclaimed property laws, the results of which did not have a material adverse impact on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2013 Annual Report on Form 10-K. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's 2013 Annual Report on Form 10-K with the exception of the item listed below.

It is difficult to predict the long-term effects of the recent extended period of record-high commodity prices on the dairy industry and our business.
Class I raw milk prices are near all-time highs and such prices have remained high for an extended period of time. We cannot predict if or when prices will moderate and, if they moderate, how long such lower pricing will be in effect. It is difficult to predict the impact that such a long period of sustained high prices will have on consumer demand and preferences for milk and other dairy products. The fluid milk category has experienced higher than average volume declines over the past few months. If and when the Class I milk prices moderate, there can be no assurance that fluid milk volumes will return to previous levels or that there will not have been a fundamental change in the purchasing habits of consumers. If we are not able to respond to such changes, our profitability could be adversely affected.

Item 6. Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation, as amended, of Dean Foods Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 20, 2014).
3.2	Amended and Restated Bylaws of Dean Foods Company, effective as of May15, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 20, 2014).
10.1
Amendment No. 2 to Credit Agreement, dated as of August 14, 2014, by and among Dean Foods Company; the lenders listed on the signature pages thereof; and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2014).

10.2
Amendment No. 1 to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of August 14, 2014, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions parties thereto; and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. “Rabobank International”, New York Branch, as Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2014).

10.3	Letter Agreement between the Company and Ralph Scozzafava dated September 25, 2014 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

DEAN FOODS COMPANY

/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President Investor Relations and Chief Accounting Officer
November 10, 2014

Exhibit Index

3.1	Certificate of Amendment of Restated Certificate of Incorporation, as amended, of Dean Foods Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 20, 2014).
3.2	Amended and Restated Bylaws of Dean Foods Company, effective as of May15, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 20, 2014).
10.1
Amendment No. 2 to Credit Agreement, dated as of August 14, 2014, by and among Dean Foods Company; the lenders listed on the signature pages thereof; and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2014).

10.2
Amendment No. 1 to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of August 14, 2014, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions parties thereto; and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. “Rabobank International”, New York Branch, as Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2014).

10.3	Letter Agreement between the Company and Ralph Scozzafava dated September 25, 2014 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS XBRL Instance Document(1).
101.SCH XBRL Taxonomy Extension Schema Document(1).
101.CAL XBRL Taxonomy Calculation Linkbase Document(1).
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(1).
101.LAB XBRL Taxonomy Label Linkbase Document(1).
101.PRE XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Submitted electronically herewith.