Form 10-K
period 2014-12-31
DEAN FOODS CO
filed 2015-02-17
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2014
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

Large accelerated filer ☑	Accelerated filer ¬	Non-accelerated filer ¬	Smaller reporting company ¬
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2014, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2014, was approximately $1.65 billion.
The number of shares of the registrant’s common stock outstanding as of February 12, 2015 was 94,155,336
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 13, 2015, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, juice, tea, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes TruMoo®, a leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Garelick Farms®, Land O Lakes® (licensed brand) milk and cultured products, Lehigh Valley Dairy Farms®, Mayfield®, McArthur®, Meadow Gold®, Oak Farms®, PET® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 local and regional dairy brands and private labels. We also produce and distribute ice cream, cultured products, juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our products are sold primarily on a local or regional basis through local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.
As we continue to evaluate and seek to maximize the value of our national operational network and our leading brands and product offerings, we have aligned our leadership team, operating strategy, and sales, logistics and supply chain initiatives into a single operating and reportable segment. We completed the spin-off of The WhiteWave Foods Company ("WhiteWave") on May 23, 2013, and the sale of Morningstar Foods ("Morningstar") on January 3, 2013. As a result, WhiteWave and Morningstar operating results are presented as discontinued operations for all periods presented. In addition, we combined the results of our business operations and the corporate items previously categorized as “Corporate and Other” into a single reportable segment as further described in the “Matters Affecting Comparability” section below. See Notes 2 and 3 to our Consolidated Financial Statements, respectively, for further information regarding the Morningstar sale, WhiteWave spin-off and our discontinued operations.
Unless stated otherwise, any reference to income statement items in this Form 10-K refers to results from continuing operations.
Our principal executive offices are located at 2711 North Haskell Avenue, Suite 3400, Dallas, Texas 75204. Our telephone number is (214) 303-3400. We maintain a web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

Developments Since January 1, 2014
Retail, Customer and Commodity Environment — Escalation of dairy commodity costs to record highs in 2014 created one of the most difficult operating environments in the history of our company. Record-high raw milk costs resulting in increased retail prices have created volume softness throughout the industry. As a result we have experienced increased margin pressure, especially on our branded white milk products, due to pricing pressure at the retail level. At these unprecedented commodity price levels, although our pricing pass-through mechanisms are highly efficient, we have been unwilling to increase our branded product prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales and gross profit. In addition, we continued to experience higher costs associated with route returns, route losses and other forms of shrink associated with the higher raw milk costs.
Class I raw milk prices continued to be at unprecedented levels in their duration and in absolute terms during 2014, reaching a new all-time record high of $24.47 per hundred weight in May 2014, with no abatement in the fourth quarter of 2014. Class I raw milk prices were approximately 24% higher during 2014 versus 2013. As Class I raw milk prices continued to move higher, the spread between the Class I mover and the retail price of private label gallons ("margin over milk"), compressed in 2014 at significantly lower levels than historical trends. We expect significant raw milk cost declines during the first quarter of 2015, and we expect the margin over milk to increase as retailers restore greater profitability to the dairy case.
In addition to record-high Class I raw milk costs, we have been challenged by the increase of butterfat prices, creating volatility and pressuring our margins across our Class II product offerings, such as our ice cream, half and half, heavy whipping cream and cultured products. Average Chicago Mercantile Exchange ("CME") butter prices increased 39% in 2014 versus the prior year to $2.16 per pound. CME butter prices peaked at an all-time high of $3.06 per pound during the month of September 2014. Sustained-month over-month Class II commodity price increases, like we experienced throughout 2014, create a pricing lag effect that makes it difficult to effectively pass through rising costs fast enough to mitigate sustained inflation across our Class II product set.
The fluid milk industry remains highly competitive. Fluid milk category volumes remained soft, and overall category volume declines have continued beyond the historical trajectory of the category. Our volumes were impacted by the loss of a portion of our private label business with a significant customer in 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. Our total volumes declined 4% in 2014 compared to the prior year. In terms of our branded versus private-label mix, since the third quarter of 2013, when raw milk prices began their steady and steep climb, our brand mix has sequentially declined every quarter. During the fourth quarter of 2014, our branded to private label mix, based on volume, averaged just under 35.5%.
As a result of certain changes to our business, including the loss of a portion of a significant customer’s private label volume in 2013, and the impact of the historically high dairy commodity environment, we completed the last plant closure associated with our accelerated cost reduction efforts. We remain committed to continuing to improve our operating performance, sustaining strong positive cash flow and generating shareholder value. In 2015, we will continue to emphasize price realization, cost productivity and volume at margins that deliver an appropriate return, in an effort to improve our operating results.We believe the market continues to be difficult with several factors beyond our control continuing to impact our earnings progression. The fluid milk category continues to show weakness with declining industry volumes. Soft volumes, coupled with ongoing historically high raw milk cost inflation and compressed margins over milk, negate some of the impact of our cost reduction efforts and make it harder to deliver those cost savings to the bottom line. We do not believe that the record high raw milk prices in 2014 will be the normalized trend for the longer-term trajectory. We expect domestic raw milk costs to significantly decline in the first quarter of 2015, but we believe the dairy commodity environment continues to be volatile and unpredictable in the mid-term. Industry volumes remain soft and we expect our volumes to decline in the low to mid single digits during the first quarter of 2015 as compared to the prior year, but with a continued improvement in net price realization. We expect to continue to drive improved efficiency and capability across the organization with a view toward positioning ourselves for long-term success.
Redemption of Dean Foods Company Senior Notes due 2018 — In December 2014, we completed the redemption of our remaining outstanding Senior Notes due 2018. We redeemed the entire $24 million outstanding principal amount of the Senior Notes at a redemption price equal to 104.875% of the principal amount of the notes redeemed, plus accrued and unpaid interest, or approximately $26.1 million in total. As a result of the redemption, we recorded a $1.4 million pre-tax loss on early extinguishment of debt in the fourth quarter of 2014, which consisted of debt redemption premiums of $1.2 million and a write-off of unamortized debt issue costs of $0.2 million. The redemption was financed with borrowings under our senior secured credit facility.
Facility Closing and Reorganization Activities and Asset Impairment Charges — As a result of certain changes to our business, including the loss of a portion of a significant customer’s private label volume in 2013, we accelerated our plans for consolidating our production network. As of December 31, 2014, we closed 12 of our production facilities. In addition, we have continued to evaluate the impact we expect these changes to have on projected future cash flows of the business. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability. The results of our analysis indicated an impairment of our plant, property and equipment of $20.8 million, which we recorded during the year ended December 31, 2014. Having completed our accelerated plant closures over the past 18 to 24 months, we expect to return to normal optimization activities. In January 2015, we announced the closure of one additional production facility. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Overview
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including milk, ice cream, cultured dairy products, creamers, juices and teas to retailers, foodservice outlets, distributors, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $9.5 billion in 2014. The following charts depict our 2014 net sales by product, customer and mix of company branded versus private label products.

(1)	Includes half-and-half and whipping cream.

(2)	Includes creamers and other ESL fluids.

(3)	Includes fruit juice, fruit-flavored drinks, tea and water.

(4)	Includes ice cream, ice cream mix and ice cream novelties.

(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.

(6)	Includes restaurants, hotels and other foodservice outlets.
We sell our products under local and regional proprietary or licensed brands. Products not sold under these brands are sold under a variety of private labels. We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department. Our largest customer is Wal-Mart Stores, Inc., including its subsidiaries such as Sam’s Club, which accounted for approximately 16% of our net sales for the year ended December 31, 2014.
As of December 31, 2014, our local and regional proprietary and licensed brands included the following:

Alta Dena®	Hygeia®	Pog® (licensed brand)
Arctic Splash®	Jilbert™	Price’s™
Barbers Dairy®	Knudsen® (licensed brand)	Purity™
Barbe’s®	Land O Lakes® (licensed brand)	Reiter™
Berkeley Farms®	Land-O-Sun & design®	Robinson™
Broughton™	Lehigh Valley Dairy Farms®	Saunders™
Brown Cow®	Louis Trauth Dairy Inc.®	Schepps®
Brown’s Dairy®	Mayfield®	Shenandoah’s Pride®
Bud’s Ice Cream™	McArthur®	Stroh’s®
Chug®	Meadow Brook®	Swiss Dairy™
Country Fresh®	Meadow Gold®	Swiss Premium™
Country Love®	Mile High Ice Cream™	Trumoo®
Creamland™	Model Dairy®	T.G. Lee®
Dairy Ease®	Morning Glory®	Tuscan®
Dairy Pure®	Nature’s Pride®	Turtle Tracks®
Dean’s®	Nurture®	Verifine®
Fieldcrest®	Nutty Buddy®	Viva®
Fruit Rush®	Oak Farms®
Gandy’s™	Over the Moon®
Garelick Farms®	Pet® (licensed brand)

We currently operate 68 manufacturing facilities in 32 states located largely based on customer needs and other market factors, with distribution capabilities across all 50 states. For more information about our facilities, see “Item 2. Properties.” Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that we have one of the most extensive refrigerated DSD systems in the United States.
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
The fluid milk category enjoys a number of attractive attributes. Specifically, fluid milk is a nutritious product that is found in over 90% of U.S. homes. As a result, fluid milk is a very large category, with more than $20 billion of annual sales. This category’s size and pervasiveness, plus the limited shelf life of the product, make it an important category for retailers and consumers, as well as a large long-term opportunity for the best positioned dairy processors. However, the dairy industry is not without some well documented challenges. It is a mature industry that has traditionally been characterized by slow to flat growth and low profit margins. According to the U.S. Department of Agriculture, per capita consumption of fluid milk continues to decline. Due in part to the current economic climate, which continues to be challenging for broad segments of the population, and historically high raw milk prices, the fluid milk category has posted declining volumes over the last several years, with recent category declines exceeding the historical trajectory of the category.
For more information on factors that could impact our business, see “— Government Regulation — Milk Industry Regulation”, “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs,” as well as Note 20 to our Consolidated Financial Statements.
Current Business Strategy
Dean Foods has evolved over the past 20 years through a period of rapid acquisition, consolidation, integration and most recently the separation of our operations following the spin-off of WhiteWave and sale of Morningstar in 2013. Today, we are a leading food and beverage company, and the largest processor and direct-to-store distributor of fluid milk and other dairy and dairy case products in the United States. We believe our portfolio of manufacturing and distribution assets enables us to offer regional and national branded and private label products across a variety of product categories to our customers in a cost effective manner. We believe that we operate one of the most extensive refrigerated DSD networks in the United States.
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
Engage and Align:

•	Foster an environment of engagement through organizational alignment, shared goals and measurable objectives with clear accountability.

•	Invest in our employees by providing opportunities for professional development.
Drive Productivity and Improvement:

•	Optimize our network for efficiency and flexibility in developing new products and routes to market.

•	Target and achieve savings in conversion, logistics, procurement and administrative costs through employee-led continuous improvement initiatives.

•	Leverage efficiencies from our extensive network production and logistics network.
Grow the Business:

•	Grow our business, including TruMoo, by bringing a portfolio of innovative new products to our customers.

•	Enhance our profitability by strategically targeting key customers and growing channels.

•	Evaluate and consider strategic acquisition opportunities.
Enable Sound Decision-Making:

•	Foster an environment of robust, efficient decision-making that is rooted in timely, reliable and actionable information.

•	Use an effective, streamlined management operating structure to align the organization, facilitate cross-functional decision-making and create enhanced opportunities to build our business.
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

Seasonality
Our business is affected by seasonal changes in the demand for dairy products. Sales volumes are typically higher in the fourth quarter due to increased dairy consumption during seasonal holidays. Fluid milk volumes tend to decrease in the second and third quarters of the year primarily due to the reduction in dairy consumption associated with our school business, partially offset by the increase in ice cream and ice cream mix consumption during the summer months. Because certain of our operating expenses are fixed, fluctuations in volumes and revenue from quarter to quarter may have a material effect on operating income for the respective quarters.
Intellectual Property
We are continually developing new technology and enhancing existing proprietary technology related to our dairy operations. As of December 31, 2014, six U.S. and five international patents have been issued to us and two U.S. and seven international patent applications are pending or published. We primarily rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology or trademarks.
Research and Development
Our total research and development ("R&D") expense was $1.9 million, $1.8 million and $2.1 million for 2014, 2013 and 2012, respectively. Our R&D activities primarily consist of generating and testing new product concepts, new flavors of products and packaging.
Employees
As of December 31, 2014, we had 17,246 employees. Approximately 38% of our employees participate in a multitude of varying collective bargaining agreements.
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
We are also subject to the Food Safety Modernization Act of 2011, which, among other things, mandates the FDA to adopt preventative controls to be implemented by food facilities in order to minimize or prevent hazards to food safety. In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.
We use quality control laboratories in our manufacturing facilities to test raw ingredients. In addition, all of our facilities have achieved Safety Quality Food (SQF) Level 3. Product quality and freshness are essential to the successful distribution of our products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We believe our facilities and manufacturing practices are in material compliance with all government regulations applicable to our business.
Employee Safety Regulations
We are subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations applicable to our business.

Environmental Regulations
We are subject to various state and federal environmental laws, regulations and directives, including the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response Compensation and Liability Act. Our plants use a number of chemicals that are considered to be “extremely” hazardous substances pursuant to applicable environmental laws due to their toxicity, including ammonia, which is used extensively in our operations as a refrigerant. Such chemicals must be handled in accordance with such environmental laws. Also, on occasion, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels allowed under local regulations. As a result, certain of our facilities are required to pay wastewater surcharges or to construct wastewater pretreatment facilities. To date, such wastewater surcharges have not had a material effect on our financial condition or results of operations.
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
We are also subject to various state and local consumer protection laws.
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
We also make available free of charge through our website at www.deanfoods.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Form 10-K.
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
Our results of operations and financial condition depend heavily on the cost and supply of raw materials and other inputs including conventional raw milk, butterfat, cream and other dairy commodities, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Cost increases in raw materials and other inputs could cause our profitability to decrease significantly compared to prior periods, as we may be unwilling to increase our prices to offset the increased cost of these raw materials and other inputs.
Class I milk prices have been at or near all-time highs and there can be no assurance that recent price moderation will continue. Although we generally pass through the cost of dairy commodities to our customers, we believe demand destruction can occur at certain price levels, and we may be unwilling to pass through the cost of dairy commodities, which could materially and adversely affect our profitability. Dairy commodity prices can be affected by adverse weather conditions and natural disasters, such as floods, droughts, frost, earthquakes and pestilence, which can lower crop and dairy yields and reduce supplies of these ingredients or increase their prices.
Our profitability also depends on the cost and supply of non-dairy raw materials and other inputs, such as sweeteners, petroleum-based products, diesel fuel, resin and other non dairy food ingredients.
Our dairy and non-dairy raw materials are generally sourced from third parties, and we are not assured of continued supply, pricing or sufficient access to raw materials from any of these suppliers. Distribution or damage to our suppliers manufacturing, transportation or distribution capabilities could impair our ability to make transport, distribute or sell our products. Other events that adversely affect our suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include adverse weather conditions or natural disasters, government action, or problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, reputation and international demand and supply characteristics.
If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.
We may not realize anticipated benefits from our accelerated cost reduction efforts.
We have implemented a number of cost reduction initiatives that we believe are necessary to position our business for future success and growth. In order to mitigate continued volume softness in our business, we accelerated our cost reduction activities in 2014. In 2014 we completed the last of the plant closures associated with our accelerated cost reduction activities; an effort that resulted in the closure on 12 plants over and 18 month time frame. We expect to return to more historical levels of network optimization. In January 2015, we announced the closure of a production facility. Our future success and earnings growth depend upon our ability to realize the benefit of our cost reduction initiatives and rationalization plans. In addition, certain of our cost reduction initiatives, such as closing plants, may lead to increased costs in other aspects of our business such as increased conversion or distribution costs. For example, in connection with our plant closures, our cost of distribution on a per gallon basis has increased as we have changed distribution routes and transported product into areas previously serviced by closed plants. If we fail to properly anticipate and mitigate the ancillary cost increases to our plant closures, we may not realize the benefits of our cost reduction efforts. We must be efficient in executing our plans to achieve a lower cost structure and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity and reduced profitability. To capitalize on our cost reduction efforts, it will be necessary to carefully evaluate future investments in our business, and concentrate on those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from our cost cutting efforts, we could be cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.
Our business is predominantly in the United States fluid dairy industry and as such is susceptible to adverse events and trends in the fluid dairy industry and in the United States generally.
In January 2013, we completed the disposition of Morningstar, which at the time of the disposition was a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. In May 2013, we effected the tax-free spin-off of WhiteWave, our former branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products business, which operated in the United States and Europe. In July 2013, we disposed of our remaining interest in WhiteWave. As part of a more diversified, international food and beverage company, we were partially insulated against adverse events and trends in particular product lines and regions. After the dispositions of Morningstar and WhiteWave, however, our business is predominantly in the United States fluid dairy industry and as such, we are susceptible to adverse regulations, economic climate, consumer trends, market fluctuations and other adverse events that are specific to the dairy category and the United States.
The loss of, or a material reduction in, sales volumes purchased by, any of our largest customers could negatively impact our sales and profits.
Wal-Mart Stores, Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 16% and 19% of our consolidated net sales in 2014 and 2013, respectively, and our top five customers, including Wal-Mart, collectively accounted for approximately 30% of our consolidated net sales in both 2014 and 2013. During 2013, we entered into an agreement with Wal-Mart relating to a significant portion of our private label business with Wal-Mart, which Wal-Mart may terminate upon certain conditions. As a result of an RFP, Wal-Mart transferred a meaningful portion of its business to other suppliers primarily in the first half of 2013, which resulted in a decline in our fluid milk volumes of approximately 7% during 2013. In addition, we are indirectly exposed to the financial and business risks of our significant customers because, as their business declines, they may correspondingly decrease the volumes purchased from us. The loss of, or further declines in sales volumes purchased by, any of our largest customers could negatively impact our sales and profits, particularly due to our significant fixed costs and assets, which are difficult to rapidly reduce in response to significant volume declines.
Price concessions to large-format retailers have negatively impacted, and could continue to negatively impact, our operating margins and profitability.
Many of our customers, such as supermarkets, warehouse clubs and food distributors, have experienced industry consolidation in recent years and this consolidation is expected to continue. These consolidations have produced large, more sophisticated customers with increased buying power, and they increased our dependence on key large-format retailers and discounters. In addition, some of these customers are vertically integrated and have re-dedicated key shelf-space currently occupied by our regionally branded products for their private label products. Additionally, higher levels of price competition and higher resistance to price increases have had a significant impact on our business. In the past, retailers have at times required price concessions that have negatively impacted our margins, and continued pressures to make such price concessions could negatively impact our profitability in the future. If we are not able to lower our cost structure adequately in response to customer pricing demands, and if we are not able to attract and retain a profitable customer mix and a profitable product mix, our profitability could continue to be adversely affected.
Volume softness in the dairy category has had a negative impact on our sales and profits.
Industry-wide volume softness across dairy product categories continued in 2014. In particular, the fluid milk category has experienced declining volumes over the past several years. Decreasing dairy category volume has increased the impact of declining margins on our business. Periods of declining volumes limit the cost and price increases that we can seek to recapture.

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
Many of our retail customers have become increasingly price sensitive in the current economic climate, which has intensified the competitive environment in which we operate. As a result, we have been subject to a number of competitive bidding situations, both formal and informal, which have materially reduced our sales volumes and profitability on sales to several customers. We expect this trend of competitive bidding to continue. During 2013, as a result of an RFP, a significant customer transferred a material portion of its business to other suppliers, which resulted in a decline in our fluid milk volumes of approximately 7% during 2013. These lost volumes have had, and are expected to continue to have, a negative effect on our sales and profits in the near term. Furthermore, we are not able to predict the long-term effects of this volume loss on our financial position, results of operations or cash flows. In some cases, we have replaced lost volume with lower margin business, which also negatively impacts our profitability. Additionally, this competitive environment may result in us serving an increasing number of small format customers, which may raise the costs of production and distribution, and negatively impact the profitability of our business. If we are unable to structure our business to appropriately respond to the pricing demands of our customers, we may lose customers to other processors that are willing to sell product at a lower cost, which could negatively impact our sales and profits.
The continuing industry shift from branded to private label products could impede our growth rate and profit margin.
We are experiencing a continued shift from branded to private label products. Private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded competitors. In periods of economic weakness, consumers tend to purchase lower-priced products, including conventional milk, coffee creamers and other private label products, which could reduce sales of our branded products. The willingness of consumers to purchase our branded products will depend upon our ability to offer products providing the right consumer benefits at the right price. In addition, in periods of severe economic disparity and income inequality, certain of our consumers may purchase lower-priced products as well as make purchases less frequently. Further trade down to lower priced products could adversely affect our sales and the profit margin for our branded products.
If our products fail to compete successfully with other branded or private label offerings in the industry, demand for our products and our sales volumes could be negatively impacted.
If we fail to anticipate and respond to changes in consumer preferences, demand for our products could decline.
Consumer tastes, preferences and consumption habits evolve over time and are difficult to predict. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. Factors that may affect consumer tastes and preferences include:

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
Class I milk prices have remained high for an extended period of time, and we cannot predict how long such pricing will be in effect. It is difficult to predict the impact that such a long period of sustained high prices will have on consumer demand and preferences for milk and other dairy products. The fluid milk category has experienced higher than average volume declines in 2014. If and when the Class I milk prices moderate, there can be no assurance that fluid milk volumes will return to previous levels or that there will not have been a fundamental change in the purchasing habits of consumers. If we are not able to respond to such changes, our profitability could be adversely affected.

We may incur liabilities or harm to our reputation, or be forced to recall products, as a result of real or perceived product quality or other product-related issues.
We sell products for human consumption, which involves a number of risks. Product contamination, spoilage, other adulteration, misbranding or product tampering could require us to recall products. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health and safety requirements, or in the event our products cause injury, illness or death. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. A significant product liability, consumer fraud or other legal judgment against us or a widespread product recall may negatively impact our profitability. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that consumers believe as having strong health and wellness credentials. In addition, consumer preferences related to genetically modified foods, animal proteins, or the use of certain sweeteners could result in negative publicity and adversely affect our reputation. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome.
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
The success of our business depends, in part, on maintaining a strong production platform and we rely on internal production resources and third-party co-packers to fulfill our manufacturing needs. As part of our ongoing cost reduction efforts, we have closed or announced the closure of a number our plants since late 2012. It is possible that we may need to increase our reliance on third parties to provide manufacturing and supply services, commonly referred to as “co-packing” agreements, for a number of our products. In particular, there is increasing consumer preference for extended shelf life (“ESL”) products in certain categories and, as a result of the Morningstar divestiture, we are contractually limited in our ability to manufacture ESL products. In such case, we must rely on our co-packers. A failure by our co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products and cause damage to the reputation of our brand. If we need to enter into additional co-packing agreements in the future, we can provide no assurance that we would be able to find acceptable third-party providers or enter into agreements on satisfactory terms. Our inability to establish satisfactory co-packing arrangements could limit our ability to operate our business and could negatively affect our sales volumes and results of operations. If we cannot maintain sufficient production capacity, either internally or through third-party agreements, we may be unable to meet customer demand and/or our manufacturing costs may increase, which could negatively affect our business.
Our business operations could be disrupted if our information technology systems fail to perform adequately or experience a security breach.
We maintain a large database of confidential information in our information technology systems, including confidential employee and customer information. The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, logistics, accounting and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology environment, our business or financial results could be negatively impacted. In addition, our information technology systems are vulnerable to damage or interruption from circumstances beyond our control, including systems failures, viruses, security breaches or cyber incidents such as intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises. A security breach of such information could result in damage to our reputation, negatively impact our relations with our customers or employees, and expose us to liability and litigation. Any such damage or interruption could have a material adverse effect on our business.

Risks Related to Our Common Stock
Our Board of Directors could change our dividend policy at any time.
In November 2013, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Under this policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to this policy, we paid quarterly dividends of $0.07 per share ($0.28 per share annually in 2014). However, we are not required to pay dividends and our stockholders do not have contractual or other legal rights to receive them. Any determination to pay cash dividends on our common stock in the future may be affected by business conditions, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Furthermore, our Board of Directors may decide at any time, in its discretion, not to pay a dividend, to decrease the amount of dividends or to change or revoke the dividend policy entirely. If we do not pay dividends, for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.
Our stock price has been volatile and may continue to be volatile or may decline regardless of our operating performance, and you could lose a significant part of your investment.
The market price of our common stock has historically been volatile and in the future may be influenced by many factors, some of which are beyond our control, including those described in this section and the following:

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
Capital Markets and General Economic Risks
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

As a result of certain changes to our business, including the loss of a portion of a significant customer’s volume and related plans for consolidating our production network, during the years ended December 31, 2014 and December 31, 2013, we evaluated the impact that we expected these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability. The results of our analysis indicated impairments of our property, plant and equipment of approximately $20.8 million and $35.5 million, for the years ended December 31, 2014 and December 31, 2013, respectively, and are reflected in the impairment of long lived assets line in our Consolidated Statements of Operations. Additionally, we recorded impairments related to certain intangible assets of approximately $7.9 million in 2013. Our property, plant and equipment and intangible assets other than goodwill totaled $1.2 billion and $294.7 million, respectively, as of December 31, 2014.
As of December 31, 2014, we had $86.8 million of goodwill representing approximately 3% of our total assets. Our goodwill has resulted from acquisitions. We conduct impairment tests annually during the fourth quarter or on an interim basis if impairment indicators, such as disruptions to the business, unexpected significant declines in operating performance or sustained market capitalization declines exist. We performed a step one goodwill impairment test during the fourth quarter of 2014. For purposes of the step one analysis, we estimated the fair value of our reporting unit using both the income approach that analyzed projected discounted cash flows and a market approach that considered other comparable companies. Both approaches resulted in fair value estimates greater than our carrying value. We did not recognize any impairment charges related to goodwill during 2014. See Note 7 to our Consolidated Financial Statements for further information regarding our goodwill and intangible assets.
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
In addition to our company-sponsored pension plans, we participate in certain multiemployer defined benefit pension plans that are administered by labor unions representing certain of our employees. We make periodic contributions to these multiemployer pension plans in accordance with the provisions of negotiated collective bargaining arrangements. Our required contributions to these plans could increase due to a number of factors, including the funded status of the plans and the level of our ongoing participation in these plans. In addition, through circumstances are entirely out of our control, the financial condition of other companies which participate in multiemployer plans may create financial obligations for us. In the event that we decide to withdraw from participation in one of these multiemployer plans, we could be required to make additional lump-sum contributions to the relevant plan. These withdrawal liabilities may be significant and could adversely affect our business and our financial results. Some of the plans in which we participate are reported to have significant underfunded liabilities, which could increase the amount of any potential withdrawal liability. Future funding requirements and related charges associated with multiemployer plans in which we participate could have a negative impact on our results of operations, financial condition and cash flows.
Our existing debt and other financial obligations may restrict our business operations and we may incur even more debt.

We have substantial debt and other financial obligations and significant unused borrowing capacity. On December 31, 2014, we had outstanding borrowings of approximately $70 million under our senior secured credit facility and approximately $235 million under our receivables-backed facility. We had the ability to borrow up to a combined additional $831 million under our senior secured credit facility and receivables-backed facility. In addition, we had approximately $611 million aggregate principal amount of senior unsecured notes outstanding.
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
To the extent that we incur additional indebtedness in the future, these limitations would likely have a greater impact on our business. Under the senior secured credit facility and the receivables-backed facility, as amended, we are required to comply with (a) a maximum consolidated net leverage ratio of 5.25x for each fiscal quarter ending on or prior to December 31, 2014; 5.00x for each fiscal quarter ending on or prior to March 31, 2015; 4.50x for each fiscal quarter ending on or prior to June 30, 2015; and 4.00x for each fiscal quarter ending thereafter; (b) a senior secured net leverage ratio not to exceed 2.50x; and (c) a minimum consolidated interest coverage ratio of 3.00x, in each case, as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility. As of December 31, 2014, our consolidated net leverage ratio was 4.48x, our senior secured net leverage ratio was 1.44x, and our interest coverage ratio was 3.59x. Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, could create a default under our senior secured credit facility and under our receivables-backed facility. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. In those circumstances, we would be required to amend our credit facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance, which in turn, is subject to various factors such as prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” below for more information.
Changes in our credit ratings may have a negative impact on our future financing costs or the availability of capital.
Some of our debt is rated by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, and there are a number of factors beyond our control with respect to these ratings. Our credit ratings are currently considered to be below “investment grade.” Although the interest rate on our existing credit facilities is not affected by changes in our credit ratings, such ratings or any further rating downgrades may impair our ability to raise additional capital in the future on terms that are acceptable to us, if at all, may cause the value of our securities to decline and may have other negative implications with respect to our business. Ratings reflect only the views of the ratings agency issuing the rating, are not recommendations to buy, sell or hold our securities and may be subject to revision or withdrawal at any time by the ratings agency issuing the rating. Each rating should be evaluated independently of any other rating.
Legal and Regulatory Risks
Pending antitrust lawsuits may have a material adverse impact on our business.
We are the subject of two antitrust lawsuits, the outcomes of which we are unable to predict. Increased scrutiny of the dairy industry has resulted, and may continue to result, in litigation against us. Such lawsuits are expensive to defend, divert management’s attention and may result in significant judgments. In some cases, these awards would be trebled by statute and successful plaintiffs might be entitled to an award of attorney’s fees. Depending on its size, such a judgment could materially and adversely affect our results of operations, cash flows and financial condition and impair our ability to continue operations. We may not be able to pay such judgment or to post a bond for an appeal, given our financial condition and our available cash resources. In addition, depending on its size, failure to pay such a judgment or failure to post an appeal bond could cause us to breach certain provisions of our credit facilities. In either of these circumstances, we may seek a waiver of or amendment to the terms of our credit facilities, but we may not be able to obtain such a waiver or amendment. Failure to obtain such a waiver or amendment would materially and adversely affect our results of operations, cash flows and financial condition and could impair our ability to continue operations.
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
As of December 31, 2014, approximately 38% of our employees participated in collective bargaining agreements. Our collective bargaining agreements are scheduled to expire at various times over the next 5 years. At any given time, we may face a number of union organizing drives. When we negotiate collective bargaining agreements or terms, we and the union may disagree on important issues which, in turn, could possibly lead to a strike, work slowdown or other job actions at one or more of our locations. In the event of a strike, work slowdown or other labor unrest, or if we are unable to negotiate labor contracts on reasonable terms, our ability to supply our products to customers could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities. In addition, our ability to make short-term adjustments to control compensation and benefits costs or otherwise to adapt to changing business requirements may be limited by the terms of our collective bargaining agreements.
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
We are subject to federal, state and local governmental laws and regulations, including those promulgated by the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture, Environmental Protection Agency, Federal Trade Commission, Department of Transportation, Department of Labor, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and numerous related regulations promulgated by the Securities and Exchange Commission and the Financial Accounting Standards Board. Changes in federal, state or local laws, or the interpretations of such laws and regulations, may negatively impact our financial results or our ability to market our products. Any or all of these risks could adversely impact our financial results.
Violations of laws or regulations related to the food industry, as well as new laws or regulations or changes to existing laws or regulations related to the food industry, could adversely affect our business.
The food production and marketing industry is subject to a variety of federal, state and local laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling and distribution of our products, as well as those related to worker health and workplace safety. Our activities are subject to extensive regulation. We are regulated by, among other federal and state authorities, the FDA, the FTC, and the U.S. Departments of Agriculture, Commerce and Labor. Potential revisions to federal dietary guidelines and FDA proposals to redesign the Nutrition Facts label may negatively impact our business. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers.
The U.S. farm bill, the primary tool regulating federal dairy policy, was reauthorized by the U.S. Congress in January 2014 and was signed into law by President Obama in February 2014. The enactment of the new farm bill may result in changes to the dairy industry that we cannot control and that may have a negative effect on our business.
In addition, our volumes may be impacted by the level of government spending that supports grocery purchases because such amounts may impact the level of consumer spending on fluid dairy products. As a meaningful portion of Supplemental Nutrition Assistance Program (“SNAP”) benefits are spent in the dairy category, we are cautious about the impact that any change or reduction in these benefits could have on consumer spending in the dairy category. Any reduction or change in SNAP benefits or if other government spending programs, such as the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), are suspended or expire, then it could have an adverse impact upon our volumes and our results of operations.
In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal and state laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products, as could be the case in the United States as the FDA enacts regulation pursuant to the Food Safety Modernization Act of 2011, or force changes in our production processes and our products. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.
Risks Related to the Sale of Morningstar Foods and the Tax-Free Separation of WhiteWave
We may be unable to achieve some or all of the benefits that we expect to achieve from the Morningstar sale and the WhiteWave separation transactions.
Having completed the separation of Morningstar and WhiteWave businesses during 2013, we believe that we will be able to better focus our financial and operational resources on the fluid milk business, streamline our infrastructure to focus on our core strengths and maintain an appropriate capital structure. If we fail to achieve some or all of the benefits that we expect to achieve as a smaller, more focused company, or do not achieve them in the timeframe we expect, our business, financial condition and results of operations could be materially and adversely affected.
The WhiteWave separation transactions could result in significant tax liability to us.
In 2013, we received a private letter ruling from the IRS to the effect that, subject to certain conditions, the WhiteWave spin-off and our subsequent disposition of our remaining interests in WhiteWave, would be tax-free to us and our stockholders. In addition, we received an opinion from our outside tax advisors on certain items in connection with the WhiteWave transactions not addressed in the private letter ruling. This tax opinion, however, is not binding on the IRS, and we may not be able to rely on the IRS private letter ruling if the factual representations or assumptions in the ruling request are determined to be untrue or incomplete in any material respect. If the IRS were to determine that the WhiteWave spin-off and subsequent disposition of our remaining ownership interest in WhiteWave do not qualify for tax-free treatment, then we and our stockholders would be subject to tax in connection with such transactions. It is expected that the amount of any such taxes to us and our stockholders would be substantial.

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
Our corporate headquarters are located in leased premises at 2711 North Haskell Avenue, Suite 3400, Dallas, TX 75204. In addition, we operate more than 68 manufacturing facilities. We believe that our facilities are well maintained and are generally suitable and of sufficient capacity to support our current business operations and that the loss of any single facility would not have a material adverse effect on our operations or financial results. The following tables set forth, by business segment, our principal manufacturing facilities.
We currently conduct our manufacturing operations within the following facilities, most of which are owned:

Homewood, Alabama(2)	New Orleans, Louisiana	Lansdale, Pennsylvania
Buena Park, California	Franklin, Massachusetts	Lebanon, Pennsylvania
City of Industry, California(2)	Lynn, Massachusetts	Schuylkill Haven, Pennsylvania
Hayward, California	Grand Rapids, Michigan	Sharpsville, Pennsylvania
Englewood, Colorado	Livonia, Michigan	Spartanburg, South Carolina
Greeley, Colorado	Marquette, Michigan	Sioux Falls, South Dakota
Deland, Florida	Thief River Falls, Minnesota	Athens, Tennessee
Miami, Florida	Woodbury, Minnesota	Nashville, Tennessee(2)
Orlando, Florida	Billings, Montana	Dallas, Texas
Braselton, Georgia	Great Falls, Montana	El Paso, Texas
Hilo, Hawaii	North Las Vegas, Nevada	Houston, Texas
Honolulu, Hawaii	Reno, Nevada	Lubbock, Texas
Boise, Idaho	Florence, New Jersey	McKinney, Texas
Belvidere, Illinois	Albuquerque, New Mexico	San Antonio, Texas
Harvard, Illinois	Rensselaer, New York	Orem, Utah
Huntley, Illinois	High Point, North Carolina	Salt Lake City, Utah
O’Fallon, Illinois	Winston-Salem, North Carolina	Richmond, Virginia
Rockford, Illinois	Bismarck, North Dakota	Ashwaubenon, Wisconsin
Decatur, Indiana	Tulsa, Oklahoma	Sheboygan, Wisconsin(*)
Huntington, Indiana	Marietta, Ohio
Rochester, Indiana	Springfield, Ohio
LeMars, Iowa	Toledo, Ohio
Louisville, Kentucky	Erie, Pennsylvania

(*) The closure of this facility was announced in January 2015.

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

The Company filed a petition to the U.S. Supreme Court for review of the case on August 1, 2014. The Supreme Court denied the petition on November 17, 2014. The trial court has not yet issued a schedule for further proceedings.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss on April 30, 2013. On June 14, 2013, the indirect purchaser plaintiffs responded to the Company’s motion to dismiss and filed an amended complaint. On July 1, 2013, the Company filed a motion to dismiss the amended complaint. On September 11, 2014, the Court granted in part and denied in part the motion to dismiss. The Court granted the motion to dismiss the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. The parties have jointly proposed that further proceedings in this case be deferred until after the Court rules on additional summary judgment and class certification issues in the Tennessee retailer action.
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
Our common stock trades on the New York Stock Exchange under the symbol “DF.” The following table sets forth the high and low closing sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. The prices as of 2013 presented below have been adjusted retroactively to reflect the impact on our stock price of the WhiteWave spin-off, which was completed on May 23, 2013, and the 1-for-2 reverse stock split effected on August 26, 2013.
At February 12, 2015, there were 2,274 record holders of our common stock.

	High	Low
2013:
First Quarter	16.91	13.78
Second Quarter	21.18	15.50
Third Quarter	22.70	18.62
Fourth Quarter	19.85	16.64
2014:
First Quarter	17.64	13.84
Second Quarter	18.00	14.37
Third Quarter	17.59	13.12
Fourth Quarter	19.40	12.65

In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we paid quarterly dividends of $0.07 per share ($0.28 per share annually) totaling approximately $6.5 million each, were paid in March, June, September and December of 2014. Our cash dividend policy is subject to modification, suspension or cancellation at any time.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Current Debt Obligations” and Note 10 to our Consolidated Financial Statements for further information regarding the terms of our senior secured credit facility, including terms restricting the payment of dividends.
Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. In November 2013, our Board of Directors approved an increase in our total share repurchase authorization to approximately $2.38 billion, resulting in remaining availability for repurchases of approximately $300 million (excluding fees and commissions). We made no share repurchases during the year ended December 31, 2013. During the year ended December 31, 2014 we repurchased 1,727,275 shares for $25 million. As of December 31, 2014, $275 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.

The following table presents information with respect to purchases of common stock of the Company made during the year ended December 31, 2014 (in thousands, except per share data):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2014 through January 31, 2014	—	$—	—	$300,000
February 1, 2014 through February 28, 2014	1,493	14.39	1,493	278,519
March 1, 2014 through March 31, 2014	234	14.85	234	275,034
Total	1,727	$14.45	1,727	$275,034

1.
Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors.

2.	On November 12, 2013, we announced that our Board of Directors had approved an increase in our available share repurchase authority to a current level of $300 million, excluding fees and commissions.
For information relating to securities authorized for issuance under our equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6.	Selected Financial Data
The following selected financial data as of and for each of the five years in the period ended December 31, 2014 has been derived from our audited Consolidated Financial Statements. The operating results and certain other directly attributable expenses, including interest expense, related to the sale of Morningstar, which occurred on January 3, 2013, and WhiteWave, the spin-off of which was completed on May 23, 2013, are reflected as discontinued operations in the table below for all periods presented. The selected financial data does not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto.

	Year Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands, except share data)
Operating data:
Net sales	$9,503,196	$9,016,321	$9,274,662	$9,715,747	$9,093,973
Cost of sales	7,829,733	7,161,734	7,179,403	7,618,313	6,948,159
Gross profit(1)	1,673,463	1,854,587	2,095,259	2,097,434	2,145,814
Operating costs and expenses:
Selling and distribution	1,355,053	1,337,745	1,419,531	1,456,021	1,417,736
General and administrative	288,744	310,453	412,957	473,802	486,797
Amortization of intangibles	2,889	3,669	3,758	4,997	5,784
Facility closing and reorganization costs	4,460	27,008	55,787	45,688	30,761
Litigation settlements(2)	(2,521)	(1,019)	—	131,300	30,000
Impairment of goodwill and other long-lived assets(3)	20,820	43,441	—	2,075,836	—
Other operating (income) loss(4)	(4,535)	2,494	(57,459)	(13,785)	—
Total operating costs and expenses	1,664,910	1,723,791	1,834,574	4,173,859	1,971,078
Operating income (loss)	8,553	130,796	260,685	(2,076,425)	174,736
Other (income) expense:
Interest expense(5)	61,019	200,558	150,589	177,449	177,431
Loss on early retirement of debt (6)	1,437	63,387	—	—	—
Gain on disposition of WhiteWave common stock(7)	—	(415,783)	—	—	—
Other income, net	(1,620)	(400)	(1,664)	(2,037)	(148)
Total other (income) expense	60,836	(152,238)	148,925	175,412	177,283
Income (loss) from continuing operations before income taxes	(52,283)	283,034	111,760	(2,251,837)	(2,547)
Income tax expense (benefit)	(32,096)	(42,325)	87,945	(523,555)	17,825
Income (loss) from continuing operations	(20,187)	325,359	23,815	(1,728,282)	(20,372)
Income (loss) from discontinued operations, net of tax(8)	(652)	2,803	139,279	132,495	95,607
Gain (loss) on sale of discontinued operations, net of tax	543	491,195	(2,053)	3,616	7,521
Net income (loss)	(20,296)	819,357	161,041	(1,592,171)	82,756
Net (income) loss attributable to non-controlling interest in discontinued operations	—	(6,179)	(2,419)	16,550	8,735
Net income (loss) attributable to Dean Foods Company	$(20,296)	$813,178	$158,622	$(1,575,621)	$91,491
Basic earnings (loss) per common share (9):
Income (loss) from continuing operations attributable to Dean Foods Company	(0.22)	3.47	0.26	(18.85)	(0.22)
Income from discontinued operations attributable to Dean Foods Company	—	5.20	1.46	1.67	1.23
Net income (loss) attributable to Dean Foods Company	$(0.22)	$8.67	$1.72	$(17.18)	$1.01
Diluted earnings (loss) per common share(9):
Income (loss) from continuing operations	(0.22)	3.43	0.26	(18.85)	(0.22)
Income from discontinued operations	—	5.15	1.44	1.67	1.23
Net income (loss) attributable to Dean Foods Company	$(0.22)	$8.58	$1.70	$(17.18)	$1.01
Average common shares(9):
Basic	93,916,656	93,785,611	92,375,378	91,694,110	90,899,653
Diluted	93,916,656	94,796,236	93,065,912	91,694,110	90,899,653
Other data:
Ratio of earnings to fixed charges	0.48x	2.17x	1.56x	—	0.98x
Deficiency in the coverage of earnings to fixed charges(10)	$—	$—	$—	$(2,030,351)	$—
Balance sheet data (at end of period):
Total assets(3)	$2,769,636	$2,802,045	$5,697,583	$5,755,167	$7,941,418
Long-term debt(11)	917,179	897,262	2,322,243	3,287,487	3,625,751
Other long-term liabilities	276,318	273,314	357,313	402,323	290,234
Non-controlling interest(12)	—	—	102,441	4,747	14,543
Dean Foods Company stockholders’ equity (deficit)(13)	627,318	714,315	357,187	(103,398)	1,499,525

(1)
As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

(2)
Results for 2014 and 2013 include reductions in a litigation settlement liability due to plaintiff class "opt outs". Results for 2011 and 2010 include charges of $131.3 million and $30.0 million, respectively, related to antitrust class action settlements. See Note 19 to our Consolidated Financial Statements.

(3)
Results for 2014 include non-cash impairment charges of $20.8 million related to plant, property and equipment at certain of our production facilities. Results for 2013 include non-cash impairment charges of $35.5 million related to plant, property and equipment at certain of our production facilities and $7.9 million related to certain finite and indefinite-lived intangible assets. Results for 2011 include a non-cash goodwill impairment of $2.1 billion. See Notes 7 and 17 to our Consolidated Financial Statements for further information regarding our impairment charges.

(4)
Results for 2014 and 2013 include the final settlement of certain liabilities associated with the prior disposition of a manufacturing facility and the final disposal of assets associated with the closure of one of our manufacturing facilities. Results for 2012 include a $58.0 million pre-tax gain on the sale of our interest in Consolidated Container Company. See Note 4 to our Consolidated Financial Statements. Results for 2011 include a net pre-tax gain of $13.8 million related to the divestiture of certain operations.

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

(6)
In December 2014, we completed the redemption of our remaining outstanding Senior Notes due 2018. We redeemed the entire $24 million outstanding principal amount of the Notes at a redemption price equal to 104.875% of the principal amount of the notes redeemed, plus accrued and unpaid interest, or approximately $26.1 million in total. As a result of the redemption, we recorded a $1.4 million pre-tax loss on early extinguishment of debt in the fourth quarter of 2014, which consisted of debt tender premiums of $1.2 million and a write-off of unamortized debt issue costs of $0.2 million. During the fourth quarter of 2013, we successfully completed a cash tender offer for $400 million aggregate principal amount of our Senior Notes due 2018 and our Senior Notes due 2016. We purchased $376.2 million of the Senior Notes due 2018, for a call premium of approximately $54 million and $23.8 million of the Senior Notes due 2016 for a call premium of approximately $3 million. As a result of the tender offer, we recorded a $63.3 million pre-tax loss on early extinguishment of debt, which consisted of debt tender premiums of $57.2 million, a write-off of unamortized debt issue costs of $5.5 million, and other direct costs associated with the tender offer of $0.6 million.

(7)
In July 2013, we disposed of our remaining investment in WhiteWave common stock through a debt-for-equity exchange described more fully in Note 2 to our Consolidated Financial Statements. As a result of the disposition, we recorded a tax-free gain in continuing operations of $415.8 million in the third quarter of 2013.

(8)
Income from discontinued operations for each of the five years shown in the table above includes the operating results and certain other directly attributable expenses, including interest expense, related to the disposition of Morningstar, which was sold on January 3, 2013 and our former WhiteWave segment, the spin-off of which was completed on May 23, 2013. See Note 3 to our Consolidated Financial Statements for further information regarding our discontinued operations.

(9)
Basic and diluted earnings (loss) per common share and average basic and diluted shares outstanding for the years ended December 31, 2012, 2011 and 2010 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

(10)
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

(11)	Includes the current portion of long-term debt.

(12)
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

(13)
In connection with the WhiteWave spin-off, which was completed on May 23, 2013, we recorded a $617.1 million reduction to additional paid-in-capital. The distribution was recorded through additional paid-in-capital rather than through retained earnings, as we were in an accumulated deficit position at the time of the WhiteWave spin-off. See Note 2 to our Consolidated Financial Statements for further information regarding the WhiteWave spin-off.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a leading food and beverage company and the largest processor and direct-to-store distributor of fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, juice, tea, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $9.5 billion in 2014. Due to the perishable nature of our products, we deliver the majority of our products directly to customer locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated DSD systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.
Our Reportable Segment
We have aligned our leadership team, operating strategy, and sales, logistics and supply chain initiatives into a single operating and reportable segment. We completed the WhiteWave spin-off on May 23, 2013, and the sale of Morningstar closed on January 3, 2013. As a result, WhiteWave and Morningstar operating results are presented as discontinued operations for all periods presented and all intersegment sales between WhiteWave, Morningstar and us, previously recorded as intersegment sales and eliminated in consolidation, are now third-party sales that, along with their related costs, are no longer eliminated in consolidation. In addition, we combined the results of our business operations and the corporate items previously categorized as “Corporate and Other” into a single reportable segment as further described below. See Notes 2 and 3 to our Consolidated Financial Statements, respectively, for further information regarding the Morningstar sale, WhiteWave spin-off and our discontinued operations.
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
The fluid milk category enjoys a number of attractive attributes. Specifically, fluid milk is a nutritious product that is found in over 90% of U.S. homes. As a result, fluid milk is a very large category, with more than $20 billion of annual sales. This category’s size and pervasiveness, plus the limited shelf life of the product, make it an important category for retailers and consumers, as well as a large long-term opportunity for the best positioned dairy processors. However, the dairy industry is not without some well documented challenges. It is a mature industry that has traditionally been characterized by slow to flat growth and low profit margins. According to the U.S. Department of Agriculture, per capita consumption of fluid milk continues to decline. Due in part to the current economic climate, which continues to be challenging for broad segments of the population, and historically high raw milk prices, the fluid milk category has posted declining volumes over the last several years, with recent category declines exceeding the historical trajectory of the category.
The fluid milk industry remains highly competitive. Fluid milk category volumes remained soft, and overall category volume declines have continued beyond the historical trajectory of the category. Our volumes were impacted by the loss of a portion of our private label business with a significant customer in 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. Our total volumes declined 4% in 2014 compared to the prior year. In terms of our branded versus private-label mix, since the third quarter of 2013, when raw milk prices began their steady and steep climb, our brand mix has sequentially declined every quarter. During the fourth quarter of 2014, our branded to private label mix, based on volume, averaged just under 35.5%.
We accelerated our ongoing cost reduction efforts to help offset the volume deleverage associated with the loss of a portion of our private label business with a significant customer in 2013 and the impact of the historically high dairy commodity environment. We believe the market continues to be difficult with several factors beyond our control continuing to impact our earnings progression. The fluid milk category continues to show weakness with declining industry volumes. Soft volumes, coupled with ongoing historically high raw milk cost inflation and compressed margins over milk, negate some of the impact of our cost reduction efforts and make it harder to deliver those cost savings to the bottom line. We do not believe that the record high raw milk prices in 2014 will be the normalized trend for the longer-term trajectory. We expect domestic raw milk costs to significantly decline in the first quarter of 2015, but we believe the dairy commodity environment continues to be volatile and unpredictable in the mid-term. Industry volumes remain soft and we expect our volumes to decline in the low to mid single digits during the first quarter of 2015 as compared to the prior year, but with a continued improvement in net price realization. We expect to continue to drive improved efficiency and capability across the organization with a view toward positioning ourselves for long-term success. Additionally, we will evaluate and consider strategic acquisitions and we continue to seek out opportunities for innovation to grow our business and drive financial performance.
Recent Developments
See “Part I — Item 1. Business — Developments Since January 1, 2014” for further information regarding recent developments that have impacted our financial condition and results of operations.
Matters Affecting Comparability
Our discussion of our financial condition and results of operations for the years ended December 31, 2014, 2013 and 2012 will be affected by the matters summarized below.
We completed the WhiteWave spin-off on May 23, 2013, and the sale of Morningstar on January 3, 2013. As a result, WhiteWave and Morningstar operating results are presented as discontinued operations and all intersegment sales between WhiteWave, Morningstar and us, previously recorded as intersegment sales and eliminated in consolidation, are now third-party sales that, along with their related costs, are no longer eliminated in consolidation. Our former reportable segments have not historically included an allocation of the expense related to share-based compensation or the costs related to previously shared services such as audit services, corporate development, human resources, strategy, tax or treasury. However, beginning in the first quarter of 2013, we combined the results of our business operations and the corporate items previously categorized as “Corporate and Other” into a single reportable segment, as all of our corporate activities now directly support our ongoing dairy business. This change reflects the manner in which our Chief Executive Officer determines strategy and investment plans for our business given the changes to our operating structure as a result of the WhiteWave spin-off and the Morningstar sale. All operating results herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales and operating income.

Results of Operations
Our key performance indicators are volume performance, brand mix and achieving low cost, which are reflected in net sales, gross profit and operating income, respectively. We evaluate our financial performance based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, asset impairment charges, litigation settlements and other nonrecurring gains and losses. The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Year Ended December 31
	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$9,503.2	100.0%	$9,016.3	100.0%	$9,274.7	100.0%
Cost of sales	7,829.7	82.4	7,161.7	79.4	7,179.4	77.4
Gross profit(1)	1,673.5	17.6	1,854.6	20.6	2,095.3	22.6
Operating costs and expenses:
Selling and distribution	1,355.1	14.3	1,337.7	14.8	1,419.5	15.3
General and administrative	288.7	3.0	310.5	3.5	413.0	4.5
Amortization of intangibles	2.9	—	3.7	—	3.8	—
Facility closing and reorganization costs	4.5	—	27.0	0.3	55.8	0.6
Litigation settlement	(2.5)	—	(1.0)	—	—	—
Impairment of goodwill and other long-lived assets	20.8	0.2	43.4	0.5	—	—
Other operating (income) loss	(4.5)	—	2.5	—	(57.5)	(0.6)
Total operating costs and expenses	1,665.0	17.5	1,723.8	19.1	1,834.6	19.8
Operating income	$8.5	0.1%	$130.8	1.5%	$260.7	2.8%

(1)
As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales — The change in net sales was due to the following:

Year Ended December 31, 2014 vs. 2013
(In millions)
Volume	$(321.0)
Pricing and product mix changes	807.9
Total increase	$486.9
Net sales — Net sales increased $486.9 million, or 5.4%, during the year ended December 31, 2014 versus the year ended December 31, 2013 primarily due to increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the year ended December 31, 2014, the Class I price was approximately 24% above prior-year levels. At these unprecedented commodity levels, although our pricing pass-through mechanisms are highly efficient, we have been unwilling to increase our branded product prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales. Commodity-driven sales increases were partially offset by a decrease in fluid milk volumes, which accounted for approximately 79% of our total sales volume. Our fluid milk volume declines were driven by increasing softness in the fluid milk category, particularly impacting our branded portfolio, as well as the loss of a portion of our private label business with a significant customer.

We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2014 compared to 2013:

	Year Ended December 31*
	2014	2013	% Change
Class I mover(1)	$23.29	$18.84	23.6%
Class I raw skim milk mover(1)(2)	15.57	13.50	15.3%
Class I butterfat mover(2)(3)	2.36	1.66	42.2%
Class II raw skim milk minimum(1)(4)	15.53	14.07	10.4%
Class II butterfat minimum(3)(4)	2.39	1.67	43.1%

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased 9.3% during the year ended December 31, 2014 in comparison to the year ended December 31, 2013. The increase in cost of sales year over year was primarily attributable to increased dairy commodity costs. The Class I raw milk price was approximately 24% above prior-year levels. The increase was partially offset by lower sales volumes and our cost and efficiency initiatives.
Gross Profit — Gross profit percentage decreased to 17.6% in 2014 as compared to 20.6% in 2013. The decline was significantly impacted by the record-high dairy commodity costs environment. We believe at these unprecedented commodity levels, although our pricing pass-through mechanisms are highly efficient, particularly for our branded products, we have been unwilling to increase our branded product prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our gross profit. In addition, despite the full impact of the lost volumes discussed above and the associated accelerated facility closure activity during 2014 and 2013, production cost declines lagged the decline in sales volumes, resulting in higher per unit costs and lower overall gross profit.
Operating Costs and Expenses — Our operating expenses decreased $58.8 million, or 3.4%, during the year ended December 31, 2014 in comparison to the year ended December 31, 2013. Significant changes to operating costs and expenses include the following:

•
General and administrative costs decreased by $21.8 million primarily due to lower personnel-related costs, including share-based and incentive compensation, as a result of operational performance that was below our targets and headount reductions.

•	Facility closing and reorganization costs decreased $22.5 million. See Note 17 to our Consolidated Financial Statements.

•	Impairment of long-lived assets decreased $22.6 million. See Note 17 to our Consolidated Financial Statements.

•
Selling and distribution costs increased $17.3 million primarily due to cost inefficiencies related to plant closure activity and higher personnel-related costs related to employee benefits, partially offset by the impact of lower sales volumes.

•
Other operating income increased by $7.0 million, which is primarily attributable to income related to the final settlement of certain liabilities associated with the prior disposition and closure of manufacturing facilities in 2014.

Other (Income) Expense — Significant changes to other (income) expense during the year ended December 31, 2014 as compared to the year ended December 31, 2013 include the following:

•
Excluding the $63.4 million of non-cash interest expense related to $650 million notional amount of interest rate swaps that we novated to WhiteWave and the $28.1 million charge recorded as a result of the January 3, 2013 termination of $1 billion notional amount of interest rate swaps, both of which were recorded during the year ended December 31, 2013 and are described more fully in Note 11 to our Consolidated Financial Statements, interest expense decreased $48.0 million during the year ended December 31, 2014 from the year ended December 31, 2013. This decrease is primarily the result of the tender offer on a portion of our higher coupon Senior Notes due 2018 and 2016 completed during the fourth quarter of 2013. See Note 10 to our Consolidated Financial Statements for further information regarding our debt repayments.

•
As described more fully in Note 2 to our Consolidated Financial Statements, during the year ended December 31, 2013, we recorded a tax-free gain of $415.8 million related to the disposition of our investment in WhiteWave common stock, which was completed on July 25, 2013.

Income Taxes — Income tax benefit was recorded at an effective rate of 61.4% for 2014 compared to a (14.9)% effective tax rate in 2013. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2014, our effective tax rate was also impacted by settlements of various taxing authority examinations and several state tax law changes. Excluding these items, our effective tax benefit rate for the year ended December 31, 2014 was 36.4%. Excluding the 2013 tax-free gain on the disposition of our investment in WhiteWave common stock as described above and in Note 2 to our Consolidated Financial Statements, our effective tax benefit rate for the year ended December 31, 2013 was 31.9%.
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
Gross Profit — Gross profit percentage decreased to 20.6% in 2013 as compared to 22.6% in 2012, as the lost volumes discussed above transitioned out of our network at a pace ahead of our ability to remove fixed costs. With the full impact of the lost volumes and the associated accelerated facility closure activity realized during the second half of the year, production cost declines lagged the decline in volumes, resulting in higher per-unit costs and lower overall gross profit. We believe these increased per-unit production costs are temporary and will stabilize as we move past this period of accelerated plant closure activity.
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

•
Other operating income decreased by $60.0 million, which is primarily attributable to the $58.0 million gain recorded on the sale of our interest in Consolidated Container Company (“CCC”) during 2013 in comparison to other expense of $2.5 million recorded during 2013.

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

Liquidity and Capital Resources
Overview
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $750 million senior secured revolving credit facility and our $550 million receivables-backed facility, together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures; working capital; pension contributions; financial obligations and certain other costs that may be necessary to execute our cost reduction initiatives. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. As discussed below, we have also instituted a regular quarterly cash dividend policy and begun repurchasing shares of our common stock opportunistically. Additionally, from time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. Such transactions may require cash expenditures or generate proceeds.
As of December 31, 2014, $10.6 million of our total cash on hand of $16.4 million was attributable to our foreign operations. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in that foreign jurisdiction and it therefore would not be available for immediate use; however, we believe that our existing sources of liquidity, as described more fully below, will enable us to meet our cash requirements in the next twelve months.
At December 31, 2014, we had $917.2 million of outstanding debt obligations. We had total cash on hand of $16.4 million and an additional $830.9 million of combined available future borrowing capacity under our senior secured credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Strategic Activities Impacting Liquidity in 2014
Adoption of Cash Dividend Policy — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, paid quarterly dividends of $0.07 per share ($0.28 per share annually). Quarterly dividends of $0.07 per share, totaling approximately $6.5 million each, were paid in March, June, September and December of 2014. Our cash dividend policy is subject to modification, suspension or cancellation at any time.
Redemption of Dean Foods Company Senior Notes due 2018 — In December 2014, we completed the redemption of our remaining outstanding Senior Notes due 2018. We redeemed the entire $24 million outstanding principal amount of the Notes at a redemption price equal to 104.875% of the principal amount of the notes redeemed, plus accrued and unpaid interest, or approximately $26.1 million in total. As a result of the redemption, we recorded a $1.4 million pre-tax loss on early extinguishment of debt in the fourth quarter of 2014, which consisted of debt redemption premiums of $1.2 million and a write-off of unamortized debt issue costs of $0.2 million. The redemption was financed with borrowings under our senior secured credit facility.
Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. In November 2013, our Board of Directors approved an increase in our total share repurchase authorization to approximately $2.38 billion, resulting in remaining availability for repurchases of approximately $300 million (excluding fees and commissions). During the year ended December 31, 2014, we repurchased 1,727,275 shares for a total of $25 million. As of December 31, 2014, $275 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31
	2014	2013	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$152,946	$(330,727)	$483,673
Investing activities	(121,792)	(165,223)	43,431
Financing activities	(29,888)	(877,942)	848,054
Discontinued operations	—	1,365,996	(1,365,996)
Effect of exchange rate changes on cash and cash equivalents	(1,666)	1	(1,667)
Net decrease in cash and cash equivalents	$(400)	$(7,895)	$7,495
The Consolidated Statements of Cash Flows for the year ended December 31, 2013, includes amounts related to discontinued operations, which are primarily related to net proceeds of approximately $1.4 billion received from the sale of Morningstar, completed on January 3, 2013 and the spin-off of WhiteWave, completed on May 23, 2013, both of which have been reclassified as discontinued operations for all periods presented. See Note 3 to our Consolidated Financial Statements for additional information regarding our discontinued operations.
Operating Activities
Net cash provided by operating activities was $152.9 million for the year ended December 31, 2014 compared to net cash used in operating activities of $330.7 million for the year ended December 31, 2013. Cash flow used in continuing operations during the year ended December 31, 2013 was significantly impacted by the following:
•Payments of approximately $418 million related to our cash tax obligation on the sale of Morningstar;
•Payment of approximately $21 million related to certain tax obligations which were recognized upon completion of the WhiteWave spin-off;
•Payment of $28 million related to the termination of our remaining interest rate hedges in January 2013, which is described more fully in Note 11 to our Consolidated Financial Statements; and

•Decrease of $132 million in accounts payable and accrued expenses driven by the payout of our 2012 incentive plans.
Net cash provided by continuing operations during the year ended December 31, 2014 was impacted by the significant decline in income (loss) from continuing operations versus the prior year.
Investing Activities
Net cash used in investing activities decreased by $43.4 million during the year ended December 31, 2014 in comparison to the year ended December 31, 2013. Cash flows from investing activities during 2014 were positively impacted by proceeds from the sale of fixed assets of $27.6 million compared to proceeds of $9.9 million in 2013. Additionally, capital expenditures were $25.7 million lower during 2014 in comparison to 2013.
Financing Activities
Net cash used in financing activities decreased $848.1 million in the year ended December 31, 2014 in comparison to the year-ago period. The change is primarily driven by net proceeds from debt borrowings of $17.6 million in 2014 compared to net debt repayments of $839.9 million in 2013. See Note 10 to our Consolidated Financial Statements for further information regarding our debt repayments. These declines were partially offset by $26.2 million of dividend payments and $25.0 million of share repurchases during 2014. See Note 12 for further information regarding our 2014 dividend payments and share repurchases.
Current Debt Obligations
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
Loans outstanding under the new senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.75% (2.75% as of December 31, 2014) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.75% (1.75% as of December 31, 2014) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.
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
Under the senior secured credit facility, as amended, we are required to comply with (a) a maximum consolidated net leverage ratio of 5.25x for each fiscal quarter ending on or prior to December 31, 2014; 5.00x for each fiscal quarter ending on or prior to March 31, 2015; 4.50x for each fiscal quarter ending on or prior to June 30, 2015; and 4.00x for each fiscal quarter ending thereafter; (b) a senior secured net leverage ratio not to exceed 2.50x; and (c) a minimum consolidated interest coverage ratio of 3.00x, in each case, as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility.
The credit agreement governing the senior secured credit facility contains customary representations, warranties and covenants, including but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions, as well as the financial covenants described below. The credit agreement also contains customary events of default and related cure provisions. There are no restrictions on the payment of dividends when our leverage ratio is below 3.25x on a pro forma basis.
We incurred approximately $6 million of fees in connection with the execution of the senior secured credit facility, which we capitalized during the third quarter of 2013 and will be amortized to interest expense over the five-year term of the facility. Additionally, in connection with the amendment entered into in August 2014, the Company paid certain consent and arrangement fees of approximately $1.0 million to lenders and other fees, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
At December 31, 2014, there were outstanding borrowings of $70.3 million under the senior secured revolving credit facility. Our average daily balance under the senior secured revolving credit facility during the year ended December 31, 2014 was $52.1 million. There were no letters of credit issued under the senior secured revolving credit facility as of December 31, 2014.
As of February 12, 2015, there were outstanding borrowings of $20.7 million under our senior secured credit facility and no outstanding letters of credit, resulting in borrowing availability of $729.3 million under our senior secured revolving credit facility.
Dean Foods Receivables-Backed Facility — In addition to our senior secured credit facility, we also have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility is available for the issuance of letters of credit of up to $300 million.
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
Based on the monthly borrowing base formula, we had the ability to borrow up to $550 million of the total commitment amount under the receivables-backed facility as of December 31, 2014. The total amount of receivables sold to these entities as of December 31, 2014 was $685.5 million. During the year ended December 31, 2014 we borrowed $2.7 billion and subsequently repaid $2.6 billion under the facility with a remaining drawn balance of $235.0 million as of December 31, 2014. Excluding letters of credit in the aggregate amount of $163.8 million, the remaining available borrowing capacity was $151.2 million at December 31, 2014. Our average daily balance under this facility during the year ended December 31, 2014 was $249.6 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin.
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We made installment payments in June of 2014 and 2013. As of December 31, 2014, the letter of credit has been reduced to $37.7 million
As of February 12, 2015, we had outstanding borrowings of $175.0 million under the receivables-backed facility, excluding letters of credit in the aggregate amount of $163.8 million that were issued but undrawn.
We are currently in compliance with all covenants under our credit agreements.
Redemption of Dean Foods Company Senior Notes due 2018 — In December 2014, we completed the redemption of our remaining outstanding Senior Notes due 2018. We redeemed the entire $24 million outstanding principal amount of the Notes at a redemption price equal to 104.875% of the principal amount of the notes redeemed, plus accrued and unpaid interest, or approximately $26.1 million in total. As a result of the redemption, we recorded a $1.4 million pre-tax loss on early extinguishment of debt in the fourth quarter of 2014, which consisted of debt redemption premiums of $1.2 million and a write-off of unamortized debt issue costs of $0.2 million. The redemption was financed with borrowings under our senior secured credit facility.
Senior Notes — Other indebtedness outstanding at December 31, 2014, included $475.8 million aggregate principal amount outstanding under our Senior Notes due 2016 and $142 million aggregate principal amount outstanding under Legacy Dean’s Senior Notes due 2017.

With regard to our overall capital structure, during the first half of 2015, subject to market conditions and the receipt of appropriate approvals, we intend to optimize our liquidity and strengthen our financial position by opportunistically refinancing, or otherwise addressing, certain of our existing long-term debt, including our 7.0% senior notes due June 2016. We have initiated discussions with a number of our lenders with respect to the key terms and structure of new liquidity facilities, which may include providing additional collateral to lenders under our revolving credit facility. We would look to extend maturities on both our revolving and receivables facilities and also better align our covenants structure with our long-term strategic and operational goals. The specific timing, structure, and terms of such refinancing transactions have not yet been finalized. In addition, there is no guarantee that we will be able to refinance the facilities on the expected terms or at all.
Contractual Obligations and Other Long-Term Liabilities
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease and other contractual obligations at December 31, 2014.

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Senior secured credit facility	$70.3	$—	$—	$—	$70.3	$—	$—
Receivables-backed facility	235.0	—	—	235.0	—	—	—
Dean Foods Company senior notes(1)	476.2	—	476.2	—	—	—	—
Subsidiary senior notes(1)	142.0	—	—	142.0	—	—	—
Purchase obligations(2)	1,450.7	849.8	228.0	146.5	146.5	79.9	—
Leases(3)	288.1	80.0	59.3	47.5	42.1	32.2	27.0
Interest payments (4)	112.6	54.5	37.8	17.7	2.6	—	—
Benefit payments(5)	384.8	20.8	21.1	21.7	22.2	22.6	276.4
Litigation settlement(6)	38.2	19.1	19.1	—	—	—	—
Total(7)	$3,197.9	$1,024.2	$841.5	$610.4	$283.7	$134.7	$303.4

(1)	Represents face amount.

(2)
Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including raw milk, diesel fuel, sugar and cocoa powder. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients.

(3)
Represents future minimum lease payments under non-cancelable operating leases related to our distribution fleet, corporate offices and certain of our manufacturing and distribution facilities and future payments under capital leases related to certain of our manufacturing and distribution facilities. See Note 19 to our Consolidated Financial Statements for more detail about our lease obligations.

(4)
Includes fixed rate interest obligations and interest on variable rate debt based on the rates in effect at December 31, 2014. Interest that may be due in the future on variable rate borrowings under the senior secured credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

(5)
Represents expected future benefit obligations of $345.8 million and $39.1 million related to our company-sponsored pension plans and postretirement healthcare plans, respectively. In addition to our company-sponsored plans, we participate in certain multiemployer defined benefit plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $28.9 million, $29.1 million and $27.0 million during the years ended December 31, 2014, 2013 and 2012, respectively; however, the future cost of the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Because the amount of future contributions we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 15 to our Consolidated Financial Statements.

(6)	Represents future payments pursuant to an approved agreement to settle all claims in the previously disclosed Tennessee dairy farmer actions.

(7)	The table above excludes our liability for uncertain tax positions of $26.5 million because the timing of any related cash payments cannot be reasonably estimated.
Pension and Other Postretirement Benefit Obligations
We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. In 2014 and 2013, we made contributions of $14.3 million and $11.5 million respectively, to our defined benefit pension plans.
Our pension plan assets are primarily comprised of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In accordance with Accounting Standards related to “Employers’ Accounting for Pensions,” changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2014 and 2013, we recorded non-cash pension expense of $4.7 million and $10.4 million, respectively, all of which was attributable to periodic expense.
Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.
The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate for our pension plan obligations was decreased from 4.90% at December 31, 2013 to 4.08% at December 31, 2014. We expect that our net periodic benefit cost in 2015 will be higher than in 2014, primarily due to an increase in the service and amortization cost components resulting from the decrease in discount rate and increased mortality assumptions which will further increase the amortization of the loss component.
Substantially all of our qualified pension plans are consolidated into one master trust. Our investment objectives are to minimize the volatility of the value of our pension assets relative to our pension liabilities and to ensure assets are sufficient to pay plan benefits. In 2014, we adopted a broad pension de-risking strategy intended to align the characteristics of our assets relative to our liabilities. The strategy targets investments depending on the funded status of the obligation. We anticipate this strategy will continue in future years and will be dependent upon market conditions and plan characteristics.
At December 31, 2014, our master trust was invested as follows: investments in equity securities were at 50%; investments in fixed income were at 49%; cash equivalents were at 1% and other investments were less than 1%. We believe the allocation of our master trust investments as of December 31, 2014 is generally consistent with the targets set forth by the Investment Committee.
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
Future Capital Requirements
During 2015, we intend to invest a total of approximately $150 million in capital expenditures, primarily for our existing manufacturing facilities and distribution capabilities as we continue to right-size our production network and increase asset efficiency. We expect cash interest to be approximately $58 million to $60 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $6 million and imputed interest of approximately $1 million related to the Tennessee dairy farmer litigation settlement.
At December 31, 2014, $151.2 million was available under the receivables-backed facility, with $679.7 million also available under the senior secured revolving credit facility, subject to compliance with the covenants in our credit agreements. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements and other adjustments as described in our amended and restated receivables purchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and outstanding letters of credit. At February 12, 2015, approximately $925.3 million, subject to compliance with the covenants in our credit agreements, was available to finance working capital and for other general corporate purposes under our credit facilities.
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
In general, we change the prices charged for Class I dairy products on a monthly basis, as the costs of raw materials, packaging, fuel and other materials fluctuate. Prices for certain Class II products are also changed monthly, while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost change and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Furthermore, at the unprecedented commodity price levels during 2014, although our pricing pass-through mechanisms are highly efficient, we have been unwilling to increase our branded product prices commensurate with the higher cost of raw milk.Additionally, in some cases, primarily with respect to diesel fuel and other non-dairy inputs, we are subject to the terms of sales agreements with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings.
Fuel and Resin Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. We purchase approximately 26 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Based on our forward purchase contracts and other instruments that we have entered into, we are not expecting the significant decline in diesel fuel prices in 2015 to result in an overall material net impact to our financial statements in 2015.
Retail and Customer Environment and Fluid Milk Volumes
Escalation of dairy commodity costs to record highs in 2014 created one of the most difficult operating environments in the history of our company. Record-high raw milk costs resulting in increased retail prices have created volume softness throughout the industry. As a result we have experienced increased margin pressure, especially on our branded white milk products, due to pricing pressure at the retail level. At these unprecedented commodity price levels, although our pricing pass-through mechanisms are highly efficient, we have been unwilling to increase our branded product prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales and gross profit. In addition, we continued to experience higher costs associated with route returns, route losses and other forms of shrink associated with the higher raw milk costs.
Class I raw milk prices continued to be at unprecedented levels in their duration and in absolute terms during 2014, reaching a new all-time record high of $24.47 per hundred weight in May 2014, with no abatement in the fourth quarter of 2014. Class I raw milk prices were approximately 24% higher during 2014 versus 2013. As Class I raw milk prices continued to move higher, margin over milk compressed in 2014 at significantly lower levels than historical trends. We expect significant raw milk cost declines during the first quarter of 2015, and we expect the margin over milk to increase as retailers restore greater profitability to the dairy case.
In addition to record-high Class I raw milk costs, we have been challenged by the increase of butterfat prices, creating volatility and pressuring our margins across our Class II product offerings, such as our ice cream, half and half, heavy whipping cream and cultured products. Average Chicago Mercantile Exchange ("CME") butter prices increased 39% in 2014 versus the prior year to $2.16 per pound. CME butter prices peaked at an all-time high of $3.06 per pound during the month of September 2014. Sustained-month over-month Class II commodity price increases, like we experienced throughout 2014, create a pricing lag effect that makes it difficult to effectively pass through rising costs fast enough to mitigate sustained inflation across our Class II product set.
The fluid milk industry remains highly competitive. Fluid milk category volumes remained soft, and overall category volume declines have continued beyond the historical trajectory of the category. Our volumes were impacted by the loss of a portion of our private label business with a significant customer in 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that, going forward, will be subject to renewal over various time frames. Our total volumes declined 4% in 2014 compared to the prior year. In terms of our branded versus private-label mix, since the third quarter of 2013, when raw milk prices began their steady and steep climb, our brand mix has sequentially declined every quarter. During the fourth quarter of 2014, our branded to private label mix, based on volume, averaged just under 35.5%.
As a result of certain changes to our business, including the loss of a portion of a significant customer’s private label volume in 2013, and the impact of the historically high dairy commodity environment. we accelerated our ongoing cost reduction efforts.
We remain committed to continuing to improve our operating performance, sustaining strong positive cash flow and generating shareholder value. In 2015, we will continue to emphasize price realization, cost productivity and volume at margins that deliver an appropriate return, in an effort to improve our operating results.We believe the market continues to be difficult with several factors beyond our control continuing to impact our earnings progression. The fluid milk category continues to show weakness with declining industry volumes. Soft volumes, coupled with ongoing historically high raw milk cost inflation and compressed margins over milk, negate some of the impact of our cost reduction efforts and make it harder to deliver those cost savings to the bottom line. We do not believe that the record high raw milk prices in 2014 will be the normalized trend for the longer-term trajectory. We expect domestic raw milk costs to significantly decline in the first quarter of 2015, but we believe the dairy commodity environment continues to be volatile and unpredictable in the mid-term. Industry volumes remain soft and we expect our volumes to decline in the low to mid single digits during the first quarter of 2015 as compared to the prior year, but with a continued improvement in net price realization. We expect to continue to drive improved efficiency and capability across the organization with a view toward positioning ourselves for long-term success. Additionally, we will evaluate and consider strategic acquisitions and we continue to seek out opportunities for innovation to grow our business and drive financial performance.

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

A perpetual trademark is impaired if its book value exceeds its estimated fair value. Annually, goodwill is evaluated for impairment, if we determine that it is more likely than not that the book value of a reporting unit exceeds its estimated fair value. Periodically, a step one valuation is performed to estimate fair value. Goodwill is impaired if its book value exceeds its estimated fair value.

Amortizable intangible assets are evaluated for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

Our goodwill and intangible assets totaled $329.4 million as of December 31, 2014.

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

We performed a step one valuation of goodwill in 2014. Results of our valuation indicated the fair value of our reporting unit exceeded the carrying value by approximately $288 million or 16.2%.

Results of the annual impairment testing of our indefinite-lived trademarks completed during the fourth quarter of 2014 indicated no impairment.

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

As a result of certain changes to our business and plans for consolidating our production network, during the year ended December 31, 2014 we evaluated the impact that we expect these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability.

The results of our analysis indicated impairments of our plant, property and equipment of $20.8 million and no impairments related to intangible assets.

Our property, plant and equipment totaled $1.2 billion as of December 31, 2014.

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

At December 31, 2014 we recorded accrued liabilities related to these retained risks of $147.9 million, including both current and long-term liabilities. We have reduced our property and casualty insurance reserves over the past three years due to a continuous decline in estimated claim costs resulting from ongoing safety and claim management improvements.

Accrued liabilities related to these retained risks are calculated based upon loss development factors, which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external actuaries.
If actual results differ from our assumptions, we could be exposed to material gains or losses. A 10% change in our insurance liabilities could affect net earnings by approximately $9.1 million.
Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. A valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized.

At December 31, 2014 our liability for uncertain tax positions, including accrued interest, was $26.5 million, and our valuation allowance was $13.2 million.

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

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would each result in an increase in our annual pension expense of $0.6 million and $0.6 million, respectively.

A 1% increase in assumed healthcare costs trends would increase the aggregate postretirement medical obligation by approximately $4.3 million.

Recent Accounting Pronouncements
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.

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
As discussed in Note 11 to our Consolidated Financial Statements, effective January 1, 2014, we have de-designated all open derivative positions that were previously designated as cash flow hedges. All commodities contracts are now marked to market in our income statement at each reporting period and a derivative asset or liability is recorded on our balance sheet. Our open commodity derivatives recorded at fair value on our balance sheet were at a net liability position of $4.4 million as of December 31, 2014.
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
Our Consolidated Financial Statements for 2014 are included in this report on the following pages.

DEAN FOODS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,362	$16,762
Receivables, net of allowance of $14,850 and $12,083	747,630	752,234
Income tax receivable	64,443	15,915
Inventories	251,831	262,858
Deferred income taxes	50,362	60,143
Prepaid expenses and other current assets	49,432	42,786
Total current assets	1,180,060	1,150,698
Property, plant and equipment, net	1,172,596	1,216,047
Goodwill	86,841	86,841
Identifiable intangible and other assets, net	294,724	312,836
Deferred income taxes	35,415	35,623
Total	$2,769,636	$2,802,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$774,900	$761,288
Current portion of debt	698	698
Current portion of litigation settlements	18,853	19,101
Total current liabilities	794,451	781,087
Long-term debt	916,481	896,564
Deferred income taxes	137,944	100,691
Other long-term liabilities	276,318	273,314
Long-term litigation settlements	17,124	36,074
Commitments and contingencies (Note 19)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock 94,080,840 and 94,831,377 shares issued and outstanding, with a par value of $0.01 per share	941	948
Additional paid-in capital	752,375	791,276
Accumulated deficit	(41,015)	(20,719)
Accumulated other comprehensive loss	(84,983)	(57,190)
Total stockholders’ equity	627,318	714,315
Total	$2,769,636	$2,802,045
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands, except share data)
Net sales	$9,503,196	$9,016,321	$9,274,662
Cost of sales	7,829,733	7,161,734	7,179,403
Gross profit	1,673,463	1,854,587	2,095,259
Operating costs and expenses:
Selling and distribution	1,355,053	1,337,745	1,419,531
General and administrative	288,744	310,453	412,957
Amortization of intangibles	2,889	3,669	3,758
Facility closing and reorganization costs	4,460	27,008	55,787
Litigation settlements	(2,521)	(1,019)	—
Impairment of long-lived assets	20,820	43,441	—
Other operating (income) loss	(4,535)	2,494	(57,459)
Total operating costs and expenses	1,664,910	1,723,791	1,834,574
Operating income	8,553	130,796	260,685
Other (income) expense:
Interest expense	61,019	200,558	150,589
Loss on early retirement of long-term debt	1,437	63,387	—
Gain on disposition of WhiteWave common stock	—	(415,783)	—
Other income, net	(1,620)	(400)	(1,664)
Total other (income) expense	60,836	(152,238)	148,925
Income (loss) from continuing operations before income taxes	(52,283)	283,034	111,760
Income tax expense (benefit)	(32,096)	(42,325)	87,945
Income (loss) from continuing operations	(20,187)	325,359	23,815
Income (loss) from discontinued operations, net of tax	(652)	2,803	139,279
Gain (loss) on sale of discontinued operations, net of tax	543	491,195	(2,053)
Net income (loss)	(20,296)	819,357	161,041
Net income attributable to non-controlling interest in discontinued operations	—	(6,179)	(2,419)
Net income (loss) attributable to Dean Foods Company	$(20,296)	$813,178	$158,622
Average common shares (1):
Basic	93,916,656	93,785,611	92,375,378
Diluted	93,916,656	94,796,236	93,065,912
Basic earnings (loss) per common share (1):
Income (loss) from continuing operations attributable to Dean Foods Company	$(0.22)	$3.47	$0.26
Income from discontinued operations attributable to Dean Foods Company	—	5.20	1.46
Net income (loss) attributable to Dean Foods Company	$(0.22)	$8.67	$1.72
Diluted earnings (loss) per common share (1):
Income (loss) from continuing operations attributable to Dean Foods Company	$(0.22)	$3.43	$0.26
Income from discontinued operations attributable to Dean Foods Company	—	5.15	1.44
Net income (loss) attributable to Dean Foods Company	$(0.22)	$8.58	$1.70

(1)
Basic and diluted earnings (loss) per common share and average basic and diluted shares outstanding for the year ended December 31, 2012 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2014	2013	2012
	(in thousands)
Net income (loss)	$(20,296)	$819,357	$161,041
Other comprehensive income (loss):
Cumulative translation adjustment	(802)	(10,791)	11,287
Unrealized loss on derivative instruments, net of tax:
Change in fair value of derivative instruments	(116)	(81)	(19,793)
Less: reclassification adjustments for losses included in net income	(220)	58,784	24,964
Defined benefit pension and other postretirement benefit plans, net of tax:
Prior service costs arising during the period	(659)	—	(193)
Net gain (loss) arising during the period	(30,159)	37,621	(16,343)
Less: amortization of prior service cost included in net periodic benefit cost	4,163	9,452	9,333
Unrealized gain on available-for-sale securities:
Unrealized gains on available-for-sale securities	—	415,783	—
Less: Reclassifications to income statement related to disposition of available-for-sale securities	—	(415,783)	—
Other comprehensive income (loss)	(27,793)	94,985	9,255
Comprehensive income (loss)	(48,089)	914,342	170,296
Comprehensive income attributable to non-controlling interest	—	4,795	3,207
Comprehensive income (loss) attributable to Dean Foods Company	$(48,089)	$909,547	$167,089
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Dean Foods Company Stockholders					Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Common Stock(1)		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2012	91,872,895	$919	$1,087,722	$(992,519)	$(199,520)	$4,747	$(98,651)
Issuance of common stock, net of tax impact of share-based compensation	908,872	9	(233)	—	—	—	(224)
Share-based compensation expense	—	—	24,247	—	—	—	24,247
Sale of former subsidiary shares to non-controlling interest	—	—	265,004	—	4,469	98,067	367,540
Share-based compensation expense for former subsidiary shares	—	—	—	—	—	1,167	1,167
Wind-down of former subsidiary joint venture	—	—	—	—	—	(4,747)	(4,747)
Net income attributable to non-controlling interest	—	—	—	—	—	2,419	2,419
Net income attributable to Dean Foods Company	—	—	—	158,622	—	—	158,622
Other comprehensive income (loss) (Note 14):
Change in fair value of derivative instruments, net of tax benefit of $12,682	—	—	—	—	(19,780)	(13)	(19,793)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $16,239	—	—	—	—	24,964	—	24,964
Cumulative translation adjustment	—	—	—	—	10,354	933	11,287
Pension liability adjustment, net of tax benefit of $4,493	—	—	—	—	(7,071)	(132)	(7,203)
Balance, December 31, 2012	92,781,767	$928	$1,376,740	$(833,897)	$(186,584)	$102,441	$459,628
Issuance of common stock, net of tax impact of share-based compensation	2,049,610	20	19,900	—	—	—	19,920
Share-based compensation expense	—	—	11,718	—	—	—	11,718
Share-based compensation expense for former subsidiary shares	—	—	—	—	—	7,733	7,733
Net income attributable to non-controlling interest	—	—	—	—	—	6,179	6,179
Net income attributable to Dean Foods Company	—	—	—	813,178	—	—	813,178
Other comprehensive income (loss) (Note 14):
Change in fair value of derivative instruments, net of tax benefit of $21	—	—	—	—	(91)	10	(81)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $37,017	—	—	—	—	58,784	—	58,784
Cumulative translation adjustment	—	—	—	—	(9,393)	(1,398)	(10,791)
Pension liability adjustment, net of tax of $29,474	—	—	—	—	47,069	4	47,073
Spin-Off of The WhiteWave Foods Company	—	—	(617,082)	—	33,025	(114,969)	(699,026)
Balance, December 31, 2013	94,831,377	$948	$791,276	$(20,719)	$(57,190)	$—	$714,315
Issuance of common stock, net of tax impact of share-based compensation	976,738	10	7,758	—	—	—	7,768
Share-based compensation expense	—	—	4,556	—	—	—	4,556
Share repurchases	(1,727,275)	(17)	(24,983)				(25,000)
Cash dividends	—	—	(26,232)	—	—	—	(26,232)
Net loss attributable to Dean Foods Company	—	—	—	(20,296)	—	—	(20,296)
Other comprehensive income (loss) (Note 14):
Change in fair value of derivative instruments, net of tax benefit of $41	—	—	—	—	(116)	—	(116)
Amounts reclassified to income statement related to de-designation of cash flow hedges, net of tax benefit of $139	—	—	—	—	(220)	—	(220)
Cumulative translation adjustment	—	—	—	—	(802)	—	(802)
Pension and other postretirement benefit liability adjustment, net of tax benefit of $16,073	—	—	—	—	(26,655)	—	(26,655)
Balance, December 31, 2014	94,080,840	$941	$752,375	$(41,015)	$(84,983)	$—	$627,318

(1)	Common Stock and Additional Paid-In Capital at January 1, 2012, and December 31, 2012 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(20,296)	$819,357	$161,041
(Income) loss from discontinued operations	652	(2,803)	(139,279)
(Gain) loss on sale of discontinued operations	(543)	(491,195)	2,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,297	173,829	186,748
Share-based compensation expense	12,276	19,289	29,091
Gain on divestitures and other, net	(7,549)	(705)	(30,449)
Write-off of financing costs	—	6,791	3,519
Impairment of long-lived assets	20,820	43,441	—
Loss on early retirement of debt	1,437	63,387	—
Gain on disposition of WhiteWave common stock	—	(415,783)	—
Recognition of accumulated losses from de-designated cash flow hedges	—	63,454	—
Deferred income taxes	62,927	10,765	22,429
Obligations under litigation settlement	(2,521)	—	—
Other, net	7,954	1,557	8,015
Changes in operating assets and liabilities:
Receivables, net	3,369	22,192	(7,714)
Inventories	11,237	(657)	(2,936)
Prepaid expenses and other assets	7,849	(5,653)	2,644
Accounts payable and accrued expenses	(41,253)	(131,766)	20,525
Termination of interest rate swap liability	—	(28,147)	—
Income taxes receivable/payable	(49,105)	(459,708)	10,517
Litigation settlements	(18,605)	(18,372)	(61,325)
Net cash provided by (used in) operating activities — continuing operations	152,946	(330,727)	204,879
Net cash provided by operating activities — discontinued operations	—	14,086	277,539
Net cash provided by (used in) operating activities	152,946	(316,641)	482,418
Cash flows from investing activities:
Payments for property, plant and equipment	(149,421)	(175,163)	(123,892)
Proceeds from insurance claims	—	—	3,075
Net proceeds from divestitures	—	—	58,034
Proceeds from sale of fixed assets	27,629	9,940	12,962
Other, net	—	—	(253)
Net cash used in investing activities — continuing operations	(121,792)	(165,223)	(50,074)
Net cash provided by (used in) investing activities — discontinued operations	—	1,403,494	(124,104)
Net cash provided by (used in) investing activities	(121,792)	1,238,271	(174,178)
Cash flows from financing activities:
Repayments of debt	(668)	(1,027,416)	(1,350,275)
Early retirement of debt	(23,812)	(400,000)	—
Premiums paid on early retirement of debt	(1,161)	(57,243)	—
Proceeds from senior secured revolver	2,277,297	1,043,700	2,481,800
Payments for senior secured revolver	(2,257,246)	(1,258,450)	(2,316,500)
Proceeds from receivables-backed facility	2,656,000	908,000	2,683,816
Payments for receivables-backed facility	(2,634,000)	(695,000)	(2,906,311)
Proceeds from short-term credit facility	—	626,750	—
Payments for short-term credit facility	—	(37,521)	—
Common stock repurchases	(25,000)	—	—
Cash dividends paid	(26,232)	—	—
Payments of financing costs	(3,287)	(6,197)	—
Issuance of common stock, net of share repurchases for withholding taxes	7,861	23,481	6,434
Tax savings on share-based compensation	360	1,954	571
Net cash used in financing activities — continuing operations	(29,888)	(877,942)	(1,400,465)
Net cash provided by (used in) financing activities — discontinued operations	—	(51,584)	1,098,002
Net cash used in financing activities	(29,888)	(929,526)	(302,463)
Effect of exchange rate changes on cash and cash equivalents	(1,666)	1	733
Increase (decrease) in cash and cash equivalents	(400)	(7,895)	6,510
Cash and cash equivalents, beginning of period	16,762	24,657	18,147
Cash and cash equivalents, end of period	$16,362	$16,762	$24,657
Significant non-cash activities:
Disposition of retained investment in WhiteWave common stock	—	589,229	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012
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
Beginning in the first quarter of 2013, we combined the results of our business operations and the corporate items previously categorized as “Corporate and Other” into a single reportable segment, as all of our corporate activities now directly support our ongoing dairy operations. This change reflects the manner in which our Chief Executive Officer, who is our chief operating decision maker, determines strategy and investment plans for our business given the changes to our operating structure as a result of the WhiteWave spin-off and the Morningstar sale in 2013. See Note 2 and 3. All operating results herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales and operating income.
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
Assets Held for Sale — We classify assets as held for sale when management approves and commits to a formal plan of sale and our expectation is that the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. As of December 31, 2014 and 2013, $4.0 million and $4.5 million, respectively, related to closed production facilities was classified as held for sale and recorded in the prepaid expenses and other current assets line on our Consolidated Balance Sheets.
Foreign Currency Translation — The financial statements of our foreign subsidiary, which are not material, are translated from Mexican pesos, which is the functional currency of that subsidiary, to U.S. dollars. The assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses and are recognized in the statement of operations with their related operational activity. Currently, an immaterial amount of transaction gains and losses are reflected in general and administrative expense in our Consolidated Statements of Operations. The cumulative translation adjustment in our Consolidated Statements of Stockholders’ Equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiary.
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
Bulk cream represents a by-product of our fluid milk manufacturing process. We either use bulk cream in our manufacturing process or we dispose of it through third party sales to other companies. We present bulk cream by-product sales as a reduction of cost of sales within our Consolidated Statements of Operations. We believe this presentation is reasonable as it allows us to report our true cost of fluid milk production.

We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on our historical experience. Estimated product returns have not historically been material.
Income Taxes — All of our consolidated U.S. operating subsidiaries are included in our U.S. federal consolidated income tax return. Our foreign subsidiary is required to file local jurisdiction income tax return with respect to their operations, the earnings from which are expected to be reinvested indefinitely. At December 31, 2014, no provision had been made for U.S. federal or state income tax on approximately $14.2 million of accumulated foreign earnings as they are considered to be indefinitely reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.
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
Advertising Expense — We market our products through advertising and other promotional activities, including media, agency, coupons, trade shows and other promotional activities. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expense totaled $27.5 million in 2014, $22.0 million in 2013 and $28.6 million in 2012. Prepaid advertising expense totaled $0.7 million in 2014, $2.3 million in 2013 and $0.6 million in 2012.
Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of those costs associated with moving finished products from production facilities through our distribution network, including costs associated with its distribution centers, route delivery costs and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.2 billion in each of 2014, 2013 and 2012, respectively.
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
Research and Development — Our research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. Our total research and development expense was $1.9 million, $1.8 million and $2.1 million for 2014, 2013 and 2012, respectively. Research and development costs are primarily included in general and administrative expenses in our Consolidated Statements of Operations.
Recently Issued Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We are required to adopt the standard prospectively for new disposals and new classifications of disposal groups as held for sale beginning the first quarter of 2015. We do not expect the adoption of this standard to have a material impact on our financial statements.
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

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.
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
On May 23, 2013, we completed the spin-off of WhiteWave through a tax-free distribution to our stockholders of an aggregate of 47,686,000 shares of WhiteWave Class A common stock and 67,914,000 shares of WhiteWave Class B common stock as a pro rata dividend on the shares of Dean Foods common stock outstanding at the close of business on the record date of May 17, 2013. Each share of Dean Foods common stock received 0.25544448 shares of WhiteWave Class A common stock and 0.36380189 shares of WhiteWave Class B common stock in the distribution. The WhiteWave spin-off qualified as a tax-free distribution to Dean Foods stockholders for U.S. federal tax purposes; however, cash received in lieu of fractional shares was taxable.
In connection with the WhiteWave spin-off, we recorded a $617.1 million reduction to additional paid-in capital. The distribution was recorded through additional paid-in capital rather than through retained earnings, as we were in an accumulated deficit position at the time of the WhiteWave spin-off. Upon completion of the WhiteWave spin-off, we reclassified WhiteWave’s results of operations as discontinued operations for all periods presented. See Note 3. We retained ownership of 34,400,000 shares of WhiteWave’s Class A common stock, or approximately 19.9% of the economic interest of WhiteWave, which we disposed of in July 2013 in a tax-free transaction described in more detail below. From the completion of the WhiteWave spin-off through the date of disposition in July 2013, we accounted for our investment in WhiteWave common stock using the fair value method of accounting for available-for-sale securities, which requires the investment to be marked to market with unrealized gains and losses recorded in accumulated other comprehensive income until realized or until losses are deemed to be other-than-temporary.
On July 25, 2013, we announced the closing of a secondary public offering of 34.4 million shares of Class A common stock of WhiteWave owned by us at a public offering price of $17.75 per share. Following the closing of the offering, we no longer owned any shares of WhiteWave common stock. Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock in partial satisfaction of two term loans. Following the closing of the debt-for-equity exchange, we repaid the non-exchanged balance of the two term loans in full and terminated the loan agreement. The debt-for-equity exchange resulted in total cash proceeds, net of underwriting fees, of $589.2 million. We recorded a gain in continuing operations of $415.8 million, which included $385.6 million of unrealized holding gains that were previously recorded as a component of accumulated other comprehensive income as of June 30, 2013, in the third quarter of 2013 related to the disposition of our investment in WhiteWave common stock. The gain represents the excess of the value of the exchanged shares of WhiteWave Class A common stock over our cost basis in such shares. The gain was recorded in the gain on disposition of WhiteWave common stock line item in our Consolidated Statements of Operations. As the debt-for-equity exchange qualified as a tax-free transaction pursuant to the terms of our private letter ruling from the IRS, we did not incur, nor did we record, any income tax expense associated with the transaction.

3.     DISCONTINUED OPERATIONS AND DIVESTITURES
WhiteWave and Morningstar
WhiteWave Spin-Off — As discussed in Note 2, on May 23, 2013, we completed the WhiteWave spin-off through a tax-free distribution to our stockholders. Following the WhiteWave spin-off, we retained 34.4 million shares of WhiteWave’s Class A common stock, or approximately 19.9% of WhiteWave’s economic interest. While we are a party to certain commercial agreements with WhiteWave, we have determined that the continuing cash flows generated by these agreements (which are not expected to extend beyond June 2015) and the retention and subsequent monetization of our investment in WhiteWave common stock in July 2013 as discussed in Note 2 and below, did not constitute significant continuing involvement in the operations of WhiteWave. Accordingly, the net assets, operating results and cash flows of WhiteWave have been reclassified to discontinued operations for all periods presented herein.
From January 1, 2013 through May 23, 2013 (the date of the WhiteWave spin-off), our net sales to WhiteWave totaled $10.3 million and our purchases from WhiteWave totaled $33.2 million. These transactions, which were previously eliminated in consolidation prior to the spin-off, are now reflected as third-party transactions in our Consolidated Statements of Operations. At December 31, 2014 and December 31, 2013, accounts receivable from, and accounts payable to, WhiteWave are presented as third-party balances in our Consolidated Balance Sheets.
Morningstar Divestiture — The sale of Morningstar closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion. We recorded a gain of $868.8 million ($491.9 million, net of tax) on the sale of Morningstar during the year ended December 31, 2013, which excludes $22.9 million of transaction costs recognized in discontinued operations during the year ended December 31, 2012. Accordingly, the net assets, operating results and cash flows of Morningstar have been reclassified to discontinued operations for all periods presented herein.
The following is a summary of operating results and certain other directly attributable expenses, including interest expense, which are included in discontinued operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013				2012
	WhiteWave		Morningstar	Total	WhiteWave	Morningstar	Total
	(In thousands)
Operations:
Net sales	$940,431		$5,919	$946,350	$2,187,615	$1,438,371	$3,625,986
Income (loss) before income taxes	57,126		(28)	57,098	152,164	69,513	221,677
Income tax (expense) benefit	(54,306)	(1)	11	(54,295)	(58,566)	(23,832)	(82,398)
Net income (loss)	$2,820		$(17)	$2,803	$93,598	$45,681	$139,279

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

The following is a summary of directly attributable transaction expenses which are included in discontinued operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	(in thousands)
	2013	2012
WhiteWave	$12,464	$18,835
Morningstar	437	22,875
Total	$12,901	$41,710
During the years ended December 31, 2014, 2013 and 2012 we incurred an immaterial amount of expense related to other transactional activities, which is recorded in general and administrative expenses in our Consolidated Statements of Operations.

During the year ended December 31, 2014, we recognized net losses from discontinued operations of $0.7 million from the finalization of certain pre-separation tax items related to WhiteWave.
During the year ended December 31, 2014, we recognized net gains on the sale of discontinued operations, net of tax, of $0.5 million, from favorable taxing authority settlements related to Morningstar and other prior discontinued operations.
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
4.     INVESTMENT IN AFFILIATES
Sale of Unconsolidated Affiliate and Related Party
Consolidated Container Company — On July 3, 2012, our approximate 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components, was sold in connection with Vestar Capital Partners’ sale of the business operations of CCC. Vestar Capital Partners, an unaffiliated entity, controlled CCC through a majority ownership interest. Prior to the sale, our investment in CCC was accounted for under the equity method of accounting and had been recorded at zero value since 2001 when we determined the investment to be permanently impaired. As a result of the sale, we received cash proceeds of $58.0 million. As the tax basis of our investment in CCC is calculated differently than the carrying value of our investment, we incurred a cash tax obligation of approximately $90 million, which was paid during fourth quarter of 2012. During 2012, we recorded a pre-tax gain from the sale of $58.0 million which was recorded in other operating (income) loss in our Consolidated Statements of Operations and additional income tax expense of $68.4 million, resulting in a net after-tax loss on the sale of the investment of $10.4 million. We spent $204.1 million on products purchased from CCC during 2012 prior to the sale of our interest on July 3, 2012.
5.     INVENTORIES
Inventories, net of obsolescence reserves of $0.7 million and $0.8 million as of December 31, 2014 and 2013, consisted of the following:

	December 31
	2014	2013
	(In thousands)
Raw materials and supplies	$100,587	$103,023
Finished goods	151,244	159,835
Total	$251,831	$262,858

6.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2014 and 2013 consisted of the following:

	December 31
	2014	2013
	(In thousands)
Land	$174,654	$181,026
Buildings	646,098	609,907
Leasehold improvements	76,389	75,925
Machinery and equipment	1,809,037	1,704,160
Construction in progress	34,587	56,069
	2,740,765	2,627,087
Less accumulated depreciation	(1,568,169)	(1,411,040)
Total	$1,172,596	$1,216,047
Depreciation expense amounted to $156.5 million, $161.8 million and $168.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.
There was no material interest capitalized during the years ended December 31, 2014 and 2013.
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
We conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment. We evaluate goodwill at the reporting unit level. During the year ended December 31, 2013, we disposed of Morningstar, WhiteWave and Alpro reporting units and, upon completion of the WhiteWave spin-off, our remaining goodwill was entirely attributable to our ongoing dairy operations.
In evaluating goodwill for impairment, we are permitted under the accounting guidance to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a resorting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. Under the accounting guidance, we also have an option at any time, to bypass the qualitative assessment process and perform the two-step impairment test. We elected to do so for our annual impairment test and, during the fourth quarter of 2014, we performed a step one goodwill impairment analysis.

For purposes of the step one analysis, we estimated the fair value of our reporting unit using both the income approach that analyzed projected discounted cash flows and a market approach that considered other comparable companies. Both approaches resulted in fair value estimates greater than our carrying value. Assumptions used in our valuations were consistent with our internal projections and operating plans, as well as other factors and assumptions and utilized unobservable inputs (Level 3, as defined in Note 11) and significant management judgment. Additionally, under the market approach analysis, we used significant other observable inputs (Level 2, as defined in Note 11) including various peer company comparisons. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the step one analysis for our reporting unit.
Based on the results of the step one analysis, we determined that the carrying value of our reporting unit is greater than zero and its fair value exceeds the carrying value. Accordingly, we were not required to perform step two of the impairment analysis. No goodwill impairment charges were recognized in 2014, 2013 and 2012.
As of December 31, 2014, the gross carrying value of goodwill was $2.2 billion and accumulated impairment was $2.1 billion. The company took an impairment charge of $2.1 billion in 2011 with no impairment charges in subsequent years. The net carrying amount of goodwill at December 31, 2014 and 2013 was $86.8 million .
Based on the results of our evaluation of impairment of our intangible assets with indefinite lives, there was no impairment charge during 2014. During 2013, as a result of declining volumes and projected future cash flows related to one of our indefinite-lived trademarks, we recorded an impairment charge of $4.4 million to reduce the carrying value of the trademark to its estimated fair value. This charge was recorded in the impairment of long-lived assets line item in our Consolidated Statements of Operations.
We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or the assumptions utilized in our impairment tests.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$221,681	$—	$221,681	$221,681	$—	$221,681
Intangible assets with finite lives:
Customer-related and other(2)	49,225	(31,153)	18,072	49,225	(28,575)	20,650
Trademarks(3)	8,096	(5,315)	2,781	8,096	(5,002)	3,094
Total	$279,002	$(36,468)	$242,534	$279,002	$(33,577)	$245,425

(1)	As described above, during 2013 we recorded an impairment charge of $4.4 million to reduce the carrying value of one of our indefinite-lived trademarks to its estimated fair value.

(2)
During the first quarter of 2013, we wrote off a favorable lease asset with a net book value of $3.5 million in connection with our abandonment of the facility to which the favorable lease related. This charge was recorded in the impairment of long-lived assets line item in our Consolidated Statements of Operations.

(3)
During the third quarter of 2013, we wrote off a finite-lived trademark with a gross carrying amount of $1.5 million due to a decline in actual and expected future cash flows as a result of a decision to discontinue sales under the brand to which the trademark relates.

Amortization expense on intangible assets for the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $3.7 million and $3.9 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2015	$2.9	million
2016	2.8	million
2017	2.3	million
2018	2.0	million
2019	2.0	million
8.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of December 31, 2014 and 2013 consisted of the following:

	December 31
	2014	2013
	(In thousands)
Accounts payable	$533,900	$504,745
Payroll and benefits, including incentive compensation	67,480	84,050
Health insurance, workers’ compensation and other insurance costs	52,851	49,087
Current derivative liability	4,392	318
Customer rebates	47,658	41,734
Other accrued liabilities	68,619	81,354
Total	$774,900	$761,288
9.     INCOME TAXES
The following table presents the 2014, 2013 and 2012 income tax expense (benefit):

	Year Ended December 31
	2014(1)	2013(2)	2012(3)
	(In thousands)
Current income taxes:
Federal	$(94,983)	$(52,601)	$77,909
State	1,255	(9,477)	18,400
Foreign	723	6	538
Total current income tax expense (benefit)	(93,005)	(62,072)	96,847
Deferred income taxes:
Federal	54,015	15,051	(631)
State	6,894	4,696	(8,271)
Total deferred income tax expense (benefit)	60,909	19,747	(8,902)
Total income tax expense (benefit)	$(32,096)	$(42,325)	$87,945

(1)	Excludes $0.9 million of income tax expense related to discontinued operations.

(2)	Excludes $431.0 million of income tax expense related to discontinued operations.

(3)	Excludes $80.4 million of income tax expense related to discontinued operations.
The following is a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to income tax expense (benefit) reported in our Consolidated Statements of Operations:

	Year Ended December 31
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Tax expense at statutory rate	$(18,299)	35.0%	$99,062	35.0%	$39,116	35.0%
State income taxes	2,281	(4.4)	(2,894)	(1.0)	6,218	5.6
Tax-free disposition of investment	—	—	(145,524)	(51.4)	—	—
Uncertain tax positions	(15,451)	29.6	6,106	2.2	—	—
Sale of unconsolidated affiliate	—	—	(545)	(0.2)	40,411	36.2
Change in valuation allowances	3,016	(5.8)	(213)	(0.1)	366	0.3
Other	(3,643)	7.0	1,683	0.6	1,834	1.6
Total	$(32,096)	61.4%	$(42,325)	(14.9)%	$87,945	78.7%
The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2014(1)	2013(2)
	(In thousands)
Deferred income tax assets:
Accrued liabilities	$105,029	$121,539
Retirement plans and postretirement benefits	38,004	24,312
Share-based compensation	16,261	20,468
Receivables and inventories	11,155	10,275
Derivative financial instruments	1,646	283
State net operating loss carryforwards	35,089	31,824
State tax credit carryforwards	4,748	3,007
Valuation allowances	(13,177)	(8,733)
	198,755	202,975
Deferred income tax liabilities:
Property, plant and equipment	(209,168)	(199,004)
Intangible assets	(29,612)	(8,751)
Cancellation of debt	(11,299)	—
Other	(843)	(145)
	(250,922)	(207,900)
Net deferred income tax asset (liability)	$(52,167)	$(4,925)

(1)	Includes $8.0 million of deferred tax assets related to uncertain tax positions.

(2)	Includes $7.5 million of deferred tax assets related to uncertain tax positions.
These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2014	2013
	(In thousands)
Current assets	$50,362	$60,143
Noncurrent assets	35,415	35,623
Noncurrent liabilities	(137,944)	(100,691)
Total	$(52,167)	$(4,925)
At December 31, 2014, we had $35.1 million of tax-effected state net operating losses and $4.7 million of state tax credits available for carryover to future years. These items are subject to certain limitations and begin to expire in 2015. A valuation allowance of $13.2 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to these items will be realized prior to expiration. Our valuation allowance increased $4.4 million in 2014 for certain state tax credits not expected to be utilized after the divestiture of Morningstar and for certain state net operating loss carryforwards no longer expected to be utilized.
The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in our Consolidated Balance Sheets:

	December 31
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$40,478	$27,734	$29,128
Increases in tax positions for current year	—	18,230	230
Increases in tax positions for prior years	11,432	2,315	5,075
Decreases in tax positions for prior years	(21,194)	(6,192)	(3,697)
Settlement of tax matters	(4,203)	(1,232)	(2,127)
Lapse of applicable statutes of limitations	(50)	(377)	(875)
Balance at end of year	$26,463	$40,478	$27,734
These unrecognized tax benefits are classified in our Consolidated Balance Sheets as follows:

	December 31
	2014	2013	2012
	(In thousands)
Accrued expenses	$295	$3,348	$1,427
Other long-term liabilities	26,168	37,130	26,307
Total	$26,463	$40,478	$27,734
Of the balance at December 31, 2014, $2.2 million would impact our effective tax rate and $16.3 million would be recorded in discontinued operations, if recognized. The remaining $8.0 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.
We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expenses in our Consolidated Statements of Operations. Interest expense recorded in income tax expense for 2014, 2013 and 2012 was immaterial. Our liability for uncertain tax positions included accrued interest of $1.3 million and $2.0 million at December 31, 2014 and 2013, respectively.
During 2014, the Internal Revenue Service ("IRS") officially closed their examination of our 2007 through 2011 U.S. consolidated income tax returns after receiving approval by the U.S. Congressional Joint Committee on Taxation. Our 2012 through 2014 U.S. consolidated income tax returns remain open for examination by the IRS. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state income tax returns in the process of examination, appeals or settlement.

10.     DEBT

	December 31, 2014			December 31, 2013
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$70,301	2.93%	*	$50,250	1.67%	*
Senior notes due 2016	475,819	7.00		475,579	7.00
Senior notes due 2018	—	—		23,812	9.75
	546,120			549,641
Subsidiary debt obligations:
Senior notes due 2017	134,913	6.90		132,808	6.90
Receivables-backed facility	235,000	1.30		213,000	1.19
Capital lease and other	1,146	—		1,813	—
	371,059			347,621
	917,179			897,262
Less current portion	(698)			(698)
Total long-term portion	$916,481			$896,564

*	Represents a weighted average rate, including applicable interest rate margins.
The scheduled maturities of long-term debt at December 31, 2014, were as follows (in thousands):

Total
2015	$698
2016	476,636
2017	377,000
2018	70,301
Thereafter	—
Subtotal	924,635
Less discounts	(7,456)
Total outstanding debt	$917,179
Senior Secured Credit Facility — In July 2013, we executed a credit agreement pursuant to which the lenders provided us with a five-year senior secured revolving credit facility in the amount of up to $750 million. The credit agreement was amended in June 2014 and further amended in August 2014. Under the agreement, as amended, we have the right to request an increase of the aggregate commitment under the credit facility, and to request incremental term loans or increased revolver commitments of, up to $500 million without the consent of any lenders not participating in such increase, subject to specified conditions. The proceeds of the credit facility are used to finance our working capital needs and for general corporate purposes of us and our subsidiaries. The senior secured credit facility is available for the issuance of up to $200 million of letters of credit and up to $150 million of swing line loans. The facility will terminate on July 2, 2018.
In connection with the amendment entered into in August 2014, the Company paid certain consent and arrangement fees of approximately $1.0 million to lenders and other fees, which were capitalized and will be amortized to interest expense over the remaining term of the facility. During the third quarter of 2013, we incurred approximately $6 million of fees in connection with the execution of the new senior secured credit facility, which were capitalized and will be amortized to interest expense over the five-year term of the facility.
Loans outstanding under the senior secured credit facility bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the credit agreement) plus a margin of between 1.25% and 2.75% (2.75% as of December 31, 2014) based on the leverage ratio (as defined in the credit agreement), or the Alternate Base Rate (as defined in the credit agreement) plus a margin of between 0.25% and 1.75% (1.75% as of December 31, 2014) based on the leverage ratio. We are permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable LIBOR breakage costs). Subject to certain exceptions and conditions described in the credit agreement, we are obligated to prepay the credit facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds.

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
Under the senior secured credit facility, as amended, we are required to comply with (a) a maximum consolidated net leverage ratio of 5.25x for each fiscal quarter ending on or prior to December 31, 2014; 5.00x for each fiscal quarter ending on or prior to March 31, 2015; 4.50x for each fiscal quarter ending on or prior to June 30, 2015; and 4.00x for each fiscal quarter ending thereafter; (b) a senior secured net leverage ratio not to exceed 2.50x; and (c) a minimum consolidated interest coverage ratio of 3.00x, in each case, as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility.
The credit agreement governing the senior secured credit facility contains customary representations, warranties and covenants, including but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions, as well as the financial covenants described below. The credit agreement also contains customary events of default and related cure provisions. There are no restrictions on the payment of dividends when our leverage ratio is below 3.25x on a pro forma basis. The credit agreement also contains customary events of default and related cure provisions.
At December 31, 2014, there were outstanding borrowings of $70.3 million under the senior secured revolving credit facility. Our average daily balance under the senior secured revolving credit facility during the year ended December 31, 2014 was $52.1 million. There were no letters of credit issued under the senior secured revolving credit facility as of December 31, 2014.
Prior Amended & Restated Senior Secured Credit Facility (Terminated Effective July 2, 2013) — In July 2013, we terminated our prior credit facility, as amended, and executed a new senior secured credit facility. Our prior credit facility consisted of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A and a $1.8 billion seven-year term loan B.
In October 2012, we used the combined proceeds we received from the WhiteWave IPO and WhiteWave’s initial borrowings under its senior secured credit facilities described in Note 10 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K to repay in full the then-outstanding $480 million aggregate principal amount of our 2014 Tranche A term loan and the then-outstanding $675 million aggregate principal amount of our outstanding 2014 Tranche B term loan. Additionally, as discussed in Note 3, on January 3, 2013, we completed the sale of Morningstar and received net proceeds of approximately $1.45 billion, a portion of which was used for the full repayment of $480 million in outstanding 2016 Tranche B term loan borrowings, $547 million in outstanding 2017 Tranche B term loan borrowings and $265 million in revolver borrowings outstanding as of December 31, 2012. As a result of these principal repayments, we wrote off $1.5 million in previously deferred financing costs related to the prior credit facility during the first quarter of 2013.
The prior credit facility was available for the issuance of up to $350 million of letters of credit and up to $150 million of swing line loans. The prior credit facility was secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding the capital stock of subsidiaries of Legacy Dean, the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility. The credit agreement governing our prior credit facility contained standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The prior credit agreement did not contain any requirements to maintain specific credit rating levels.
During the third quarter of 2013, as a result of the termination of our prior credit agreement and the extinguishment of the related debt, we wrote off $5.4 million in previously deferred financing costs associated with the prior credit facility.
Short Term Credit Facility and Debt-for-Equity Exchange Agreement — As discussed in Note 2, on July 11, 2013, in connection with the anticipated monetization of our remaining shares of WhiteWave’s Class A common stock, we entered into a loan agreement with certain lenders, pursuant to which we were provided with two term loans in an aggregate principal amount of $626.8 million, consisting of a $545 million term loan required to be repaid no later than August 12, 2013, and an $81.8 million term loan required to be repaid no later than September 9, 2013. We used the proceeds from the credit facility for general corporate purposes. Loans outstanding under the short-term credit facility bore interest at the Adjusted LIBO Rate (as defined in the loan agreement) plus a margin of 2.50%. We were permitted to make optional prepayments of the loans, in whole or in part, without premium or penalty (other than any applicable LIBOR breakage costs).
The credit facility was unsecured and was guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the loan agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The loan agreement contained certain representations, warranties and covenants, including, but not limited to specified restrictions on acquisitions and payment of dividends, as well as maintenance of certain liquidity levels. The loan agreement also contained customary events of default and related cure provisions. We were required to comply with a maximum consolidated net leverage ratio initially set at 4.00x and a minimum consolidated interest coverage ratio set at 3.00x.
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
Based on the monthly borrowing base formula, we had the ability to borrow up to $550 million of the total commitment amount under the receivables-backed facility as of December 31, 2014. The total amount of receivables sold to these entities as of December 31, 2014 was $685.5 million. During the year ended December 31, 2014 we borrowed $2.7 billion and subsequently repaid $2.6 billion under the facility with a remaining drawn balance of $235.0 million as of December 31, 2014. Excluding letters of credit in the aggregate amount of $163.8 million, the remaining available borrowing capacity was $151.2 million at December 31, 2014. Our average daily balance under this facility during the year ended December 31, 2014 was $249.6 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin.
On July 2, 2013, we amended our receivables purchase agreement to implement certain modifications in connection with the senior secured credit facility described above. On October 7, 2013, we further amended our receivables purchase agreement to, among other things, conform the financial covenants and related definitions to those in our senior secured credit facility.
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We made installment payments in June of 2014 and 2013. As of December 31, 2014, the letter of credit had been reduced to $37.7 million.
We are currently in compliance with all covenants under our credit agreements.
Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and on August 3, 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. During the fourth quarter of 2013, we retired $376.2 million principal amount of these notes pursuant to a cash redemption offer, described more fully below. During the fourth quarter of 2014, we retired the remaining $23.8 million of principal amount of the senior notes due 2018 pursuant to the cash redemption offer described more fully below. The carrying value of the remaining notes outstanding at December 31, 2014 was zero.

Dean Foods Company Senior Notes due 2016 — In 2006, we issued $500 million aggregate principal amount of 7.00% senior unsecured notes. The senior unsecured notes mature in June 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. During the fourth quarter of 2013, we retired $23.8 million of principal amount of the senior notes due 2016 pursuant to a cash tender offer, described more fully below. The carrying value of the remaining notes outstanding at December 31, 2014 was $475.8 million.
Redemption of Dean Foods Company Senior Notes due 2018 — In December 2014, we completed the redemption of our remaining outstanding Senior Notes due 2018. We redeemed the entire $24 million outstanding principal amount of the Notes at a redemption price equal to 104.875% of the principal amount of the notes redeemed, plus accrued and unpaid interest, or approximately $26.1 million in total. As a result of the redemption, we recorded a $1.4 million pre-tax loss on early extinguishment of debt in the fourth quarter of 2014, which consisted of debt redemption premiums of $1.2 million and a write-off of unamortized debt issue costs of $0.2 million. The loss was recorded in the loss on early retirement of debt line in our Consolidated Statements of Operations. The redemption was financed with borrowings under our senior secured credit facility.
Cash Tender Offer on Dean Foods Company Senior Notes due 2018 and 2016 — On November 12, 2013, we announced that we had commenced a cash tender offer for up to $400 million combined aggregate principal amount of our Senior Notes due 2018 and Senior Notes due 2016, with priority given to the Senior Notes due 2018, and a consent solicitation to amend the indenture related to our Senior Notes due 2018. The transaction closed during the fourth quarter of 2013, and we purchased $376.2 million aggregate principal amount of the Senior Notes due 2018, which included a premium of approximately $54 million, and $23.8 million aggregate principal amount of the Senior Notes due 2016, which included a premium of approximately $3 million. The tender offer was financed with cash on hand and borrowings under our senior secured credit facility. As a result of the tender offer, we recorded a $63.3 million pre-tax loss on early extinguishment of debt ($38.7 million, net of tax) in the fourth quarter of 2013, which consisted of debt tender premiums of $57.2 million, a write-off of unamortized debt issue costs of $5.5 million, and other direct costs associated with the tender offer of $0.6 million. The loss was recorded in the loss on early retirement of debt line in our Consolidated Statements of Operations.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at December 31, 2014 was $134.9 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
See Note 11 for information regarding the fair value of the senior notes due 2016 and senior notes due 2018 and the subsidiary senior notes due 2017 as of December 31, 2014 and 2013.
With regard to our overall capital structure, during the first half of 2015, subject to market conditions and the receipt of appropriate approvals, we intend to optimize our liquidity and strengthen our financial position by opportunistically refinancing, or otherwise addressing, certain of our existing long-term debt, including our 7.0% senior notes due June 2016. We have initiated discussions with a number of our lenders with respect to the key terms and structure of new liquidity facilities, which may include providing additional collateral to lenders under our revolving credit facility. We would look to extend maturities on both our revolving and receivables facilities and also better align our covenants structure with our long-term strategic and operational goals. The specific timing, structure, and terms of such refinancing transactions have not yet been finalized. In addition, there is no guarantee that we will be able to refinance the facilities on the expected terms or at all.
Capital Lease Obligations and Other — Capital lease obligations as of December 31, 2014 were comprised of a lease for land and building related to one of our production facilities. See Note 19.
Interest Rate Agreements — As of December 31, 2014, there were no interest rate swap agreements in effect. See Note 11 for information related to interest rate swap arrangements associated with our debt obligations that existed prior to the extinguishment of such obligations during 2013.
Guarantor Information — The 2016 senior notes described above are our unsecured obligations and, except as described below, are fully and unconditionally, jointly and severally guaranteed by substantially all of our 100%-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the 100%-owned subsidiary guarantors of the senior notes and, separately, the combined results of the 100%-owned subsidiaries that are not a party to the guarantees.

The 100%-owned non-guarantor subsidiaries reflect certain foreign and other operations, in addition to our receivables securitization subsidiaries.
Upon completion of the WhiteWave IPO discussed in Note 2, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors for the 2016 senior notes. Additionally, effective upon completion of the Morningstar sale on January 3, 2013, Morningstar and its subsidiaries were no longer parties to the guarantees. Therefore, the activity and balances allocated to discontinued operations related to WhiteWave and Morningstar have been recast in the tables below for all periods presented to include Morningstar and its subsidiaries and WhiteWave and its subsidiaries in the non-guarantor column as these parties are no longer guarantors of the 2016 senior notes.

	Condensed Consolidating Balance Sheet as of December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(1,341)	$7,026	$10,677	$—	$16,362
Receivables, net	1,484	76,446	669,700	—	747,630
Income tax receivable	57,105	7,338	—	—	64,443
Inventories	—	251,831	—	—	251,831
Intercompany receivables	—	5,819,460	—	(5,819,460)	—
Other current assets	2,004	97,593	197	—	99,794
Total current assets	59,252	6,259,694	680,574	(5,819,460)	1,180,060
Property, plant and equipment, net	—	1,172,575	21	—	1,172,596
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	81,531	248,600	8	—	330,139
Investment in subsidiaries	6,637,085	51,977	—	(6,689,062)	—
Total	$6,777,868	$7,819,687	$680,603	$(12,508,522)	$2,769,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$61,416	$714,054	$67	$(637)	$774,900
Intercompany payables	5,425,360	—	393,463	(5,818,823)	—
Current portion of debt	—	698	—	—	698
Current portion of litigation settlements	18,853	—	—	—	18,853
Total current liabilities	5,505,629	714,752	393,530	(5,819,460)	794,451
Long-term debt	546,120	135,361	235,000	—	916,481
Other long-term liabilities	81,677	332,489	96	—	414,262
Long-term litigation settlements	17,124	—	—	—	17,124
Stockholders’ equity	627,318	6,637,085	51,977	(6,689,062)	627,318
Total	$6,777,868	$7,819,687	$680,603	$(12,508,522)	$2,769,636

	Condensed Consolidating Balance Sheet as of December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(12,289)	$17,433	$11,618	$—	$16,762
Receivables, net	1,932	72,660	677,642	—	752,234
Income tax receivable	10,374	5,541	—	—	15,915
Inventories	—	262,858	—	—	262,858
Intercompany receivables	—	5,728,284	(1)	(5,728,283)	—
Other current assets	6,944	95,927	58	—	102,929
Total current assets	6,961	6,182,703	689,317	(5,728,283)	1,150,698
Property, plant and equipment, net	—	1,215,888	159	—	1,216,047
Goodwill	—	86,841	—	—	86,841
Identifiable intangible and other assets, net	90,269	258,109	81	—	348,459
Investment in subsidiaries	6,633,000	72,345	—	(6,705,345)	—
Total	$6,730,230	$7,815,886	$689,557	$(12,433,628)	$2,802,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,284	$713,625	$554	$(175)	$761,288
Intercompany payables	5,304,051	—	424,057	(5,728,108)	—
Current portion of debt	—	698	—	—	698
Current portion of litigation settlements	19,101	—	—	—	19,101
Total current liabilities	5,370,436	714,323	424,611	(5,728,283)	781,087
Long-term debt	549,641	133,923	213,000	—	896,564
Other long-term liabilities	59,764	314,149	92	—	374,005
Long-term litigation settlements	36,074	—	—	—	36,074
Total stockholders’ equity	714,315	6,653,491	51,854	(6,705,345)	714,315
Total	$6,730,230	$7,815,886	$689,557	$(12,433,628)	$2,802,045

	Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,490,049	$13,147	$—	$9,503,196
Cost of sales	—	7,819,276	10,457	—	7,829,733
Gross profit	—	1,670,773	2,690	—	1,673,463
Selling and distribution	—	1,353,810	1,243	—	1,355,053
General and administrative	2,383	284,434	1,927	—	288,744
Amortization of intangibles	—	2,889	—	—	2,889
Facility closing and reorganization costs	—	4,460	—	—	4,460
Litigation settlement	(2,521)	—	—	—	(2,521)
Impairment of long-lived assets	—	20,820	—	—	20,820
Other operating loss	—	(4,535)	—	—	(4,535)
Interest expense	43,333	11,855	5,831	—	61,019
Loss on early retirement of debt	1,437	—	—	—	1,437
Other (income) expense, net	(2,400)	3,589	(2,809)	—	(1,620)
Loss from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(42,232)	(6,549)	(3,502)	—	(52,283)
Income tax expense benefit	(15,290)	(15,166)	(1,640)	—	(32,096)
Income (loss) before equity in earnings (loss) of subsidiaries	(26,942)	8,617	(1,862)	—	(20,187)
Equity in earnings (loss) of consolidated subsidiaries	6,158	(1,953)	—	(4,205)	—
Income (loss) from continuing operations	(20,784)	6,664	(1,862)	(4,205)	(20,187)
Income (loss) from discontinued operations, net of tax	—	332	(984)	—	(652)
Gain on sale of discontinued operations, net of tax	488	—	55	—	543
Net income (loss)	(20,296)	6,996	(2,791)	(4,205)	(20,296)
Other comprehensive loss, net of tax, attributable to Dean Foods Company	(25,424)	(1,567)	(802)	—	(27,793)
Comprehensive income (loss) attributable to Dean Foods Company	$(45,720)	$5,429	$(3,593)	$(4,205)	$(48,089)

	Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,002,872	$13,449	$—	$9,016,321
Cost of sales	—	7,151,985	9,749	—	7,161,734
Gross profit	—	1,850,887	3,700	—	1,854,587
Selling and distribution	—	1,336,319	1,426	—	1,337,745
General and administrative	2,301	306,367	1,785	—	310,453
Amortization of intangibles	—	3,669	—	—	3,669
Facility closing and reorganization costs	—	27,008	—	—	27,008
Litigation settlement	(1,019)	—	—	—	(1,019)
Impairment of long-lived assets	—	40,027	3,414	—	43,441
Other operating loss	290	2,204	—	—	2,494
Interest expense	184,472	11,945	4,141	—	200,558
Loss on early retirement of debt	63,387	—	—	—	63,387
Gain on disposition of WhiteWave common stock	(415,783)	—	—	—	(415,783)
Other (income) expense, net	(2,300)	3,269	(1,369)	—	(400)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	168,652	120,079	(5,697)	—	283,034
Income tax expense (benefit)	(99,908)	61,829	(4,246)	—	(42,325)
Income (loss) before equity in earnings (loss) of subsidiaries	268,560	58,250	(1,451)	—	325,359
Equity in earnings (loss) of consolidated subsidiaries	544,618	(2,035)	—	(542,583)	—
Income (loss) from continuing operations	813,178	56,215	(1,451)	(542,583)	325,359
Income from discontinued operations, net of tax	—	—	2,803	—	2,803
Gain (loss) on sale of discontinued operations, net of tax	—	491,200	(5)	—	491,195
Net income	813,178	547,415	1,347	(542,583)	819,357
Net loss attributable to non-controlling interest	—	—	(6,179)	—	(6,179)
Net income (loss) attributable to Dean Foods Company	813,178	547,415	(4,832)	(542,583)	813,178
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	100,488	4,204	(8,323)	—	96,369
Comprehensive income (loss) attributable to Dean Foods Company	$913,666	$551,619	$(13,155)	$(542,583)	$909,547

	Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,262,725	$11,937	$—	$9,274,662
Cost of sales	—	7,170,595	8,808	—	7,179,403
Gross profit	—	2,092,130	3,129	—	2,095,259
Selling and distribution	—	1,418,615	916	—	1,419,531
General and administrative	8,847	402,518	1,592	—	412,957
Amortization of intangibles	—	3,758	—	—	3,758
Facility closing and reorganization costs	—	55,787	—	—	55,787
Other operating (income) loss	574	—	(58,033)	—	(57,459)
Interest expense	131,714	11,744	7,131	—	150,589
Other (income) expense, net	(8,163)	(44,551)	51,050	—	(1,664)
Income (loss) from continuing operations before income taxes and equity in loss of subsidiaries	(132,972)	244,259	473	—	111,760
Income tax expense (benefit)	(46,699)	94,725	39,919	—	87,945
Income (loss) before equity in earnings (loss) of subsidiaries	(86,273)	149,534	(39,446)	—	23,815
Equity in earnings (loss) of consolidated subsidiaries	247,355	(1,759)	—	(245,596)	—
Income (loss) from continuing operations	161,082	147,775	(39,446)	(245,596)	23,815
Income from discontinued operations, net of tax	—	—	139,279	—	139,279
Gain (loss) on sale of discontinued operations, net of tax	(2,460)	—	407	—	(2,053)
Net income	158,622	147,775	100,240	(245,596)	161,041
Net loss attributable to non-controlling interest	—	—	(2,419)	—	(2,419)
Net income attributable to Dean Foods Company	158,622	147,775	97,821	(245,596)	158,622
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	2,002	(1,495)	7,960	—	8,467
Comprehensive income attributable to Dean Foods Company	$160,624	$146,280	$105,781	$(245,596)	$167,089

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
		(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	(60,367)	206,982	6,331	152,946
Cash flows from investing activities:
Payments for property, plant and equipment	—	(149,421)	—	(149,421)
Proceeds from sale of fixed assets	—	27,629	—	27,629
Net cash used in investing activities	—	(121,792)	—	(121,792)
Cash flows from financing activities:
Repayments of debt	—	(668)	—	(668)
Early retirement of debt	(23,812)	—	—	(23,812)
Premiums paid on early retirement of debt	(1,161)	—	—	(1,161)
Proceeds from senior secured revolver	2,277,297	—	—	2,277,297
Payments for senior secured revolver	(2,257,246)	—	—	(2,257,246)
Proceeds from receivables-backed facility	—	—	2,656,000	2,656,000
Payments for receivables-backed facility	—	—	(2,634,000)	(2,634,000)
Common stock repurchase	(25,000)	—	—	(25,000)
Cash dividend paid	(26,232)	—	—	(26,232)
Payment of financing costs	(1,552)	—	(1,735)	(3,287)
Issuance of common stock, net of share repurchases for withholding taxes	7,861	—	—	7,861
Tax savings on share-based compensation	360	—	—	360
Net change in intercompany balances	120,800	(94,929)	(25,871)	—
Net cash provided by (used in) financing activities	71,315	(95,597)	(5,606)	(29,888)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,666)	(1,666)
Increase (decrease) in cash and cash equivalents	10,948	(10,407)	(941)	(400)
Cash and cash equivalents, beginning of period	(12,289)	17,433	11,618	16,762
Cash and cash equivalents, end of period	$(1,341)	$7,026	$10,677	$16,362

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(550,566)	$161,706	$58,133	$(330,727)
Net cash provided by operating activities — discontinued operations	—	—	14,086	14,086
Net cash provided by (used in) operating activities	(550,566)	161,706	72,219	(316,641)
Cash flows from investing activities:
Payments for property, plant and equipment	—	(175,163)	—	(175,163)
Proceeds from sale of fixed assets	—	9,940	—	9,940
Net cash used in investing activities — continuing operations	—	(165,223)	—	(165,223)
Net cash provided by (used in) investing activities — discontinued operations	1,441,322	—	(37,828)	1,403,494
Net cash provided by (used in) investing activities	1,441,322	(165,223)	(37,828)	1,238,271
Cash flows from financing activities:
Repayments of debt	(1,027,198)	(218)	—	(1,027,416)
Early retirement of debt	(400,000)	—	—	(400,000)
Premiums paid on early retirement of debt	(57,243)	—	—	(57,243)
Proceeds from senior secured revolver	1,043,700	—	—	1,043,700
Payments for senior secured revolver	(1,258,450)	—	—	(1,258,450)
Proceeds from receivables-backed facility	—	—	908,000	908,000
Payments for receivables-backed facility	—	—	(695,000)	(695,000)
Proceeds from short-term credit facility	626,750	—	—	626,750
Payments for short-term credit facility	(37,521)	—	—	(37,521)
Payment of financing costs	(6,197)	—	—	(6,197)
Issuance of common stock, net of share repurchases for withholding taxes	23,481	—	—	23,481
Tax savings on share-based compensation	1,954	—	—	1,954
Net change in intercompany balances	172,437	21,166	(193,603)	—
Net cash provided by (used in) financing activities — continuing operations	(918,287)	20,948	19,397	(877,942)
Net cash used in financing activities — discontinued operations	—	—	(51,584)	(51,584)
Net cash provided by (used in) financing activities	(918,287)	20,948	(32,187)	(929,526)
Effect of exchange rate changes on cash and cash equivalents	—	2	(1)	1
Increase (decrease) in cash and cash equivalents	(27,531)	17,433	2,203	(7,895)
Cash and cash equivalents, beginning of period	15,242	—	9,415	24,657
Cash and cash equivalents, end of period	$(12,289)	$17,433	$11,618	$16,762

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(88,002)	$304,686	$(11,805)	$—	$204,879
Net cash provided by operating activities — discontinued operations	—	—	277,539	—	277,539
Net cash provided by (used in) operating activities	(88,002)	304,686	265,734	—	482,418
Cash flows from investing activities:
Payments for property, plant and equipment	(1,564)	(122,328)	—	—	(123,892)
Proceeds from intercompany note	1,155,000	—	—	(1,155,000)	—
Proceeds from insurance and other recoveries	3,075	—	—	—	3,075
Proceeds from dividend	—	—	70,000	(70,000)	—
Proceeds from divestitures	—	58,034	—	—	58,034
Other, net	—	(253)	—	—	(253)
Proceeds from sale of fixed assets	—	12,962	—	—	12,962
Net cash provided by (used in) investing activities — continuing operations	1,156,511	(51,585)	70,000	(1,225,000)	(50,074)
Net cash used in investing activities — discontinued operations	—	—	(124,104)	—	(124,104)
Net cash provided by (used in) investing activities	1,156,511	(51,585)	(54,104)	(1,225,000)	(174,178)
Cash flows from financing activities:
Repayments of debt	(1,350,263)	(12)	—	—	(1,350,275)
Proceeds from senior secured revolver	2,481,800	—	—	—	2,481,800
Payments for senior secured revolver	(2,316,500)	—	—	—	(2,316,500)
Proceeds from receivables-backed facility	—	—	2,683,816	—	2,683,816
Payments for receivables-backed facility	—	—	(2,906,311)	—	(2,906,311)
Repayment of intercompany note	—	—	(1,155,000)	1,155,000	—
Payment of intercompany dividend	—	—	(70,000)	70,000	—
Issuance of common stock, net of share repurchases for withholding taxes	6,434	—	—	—	6,434
Tax savings on share-based compensation	571	—	—	—	571
Net change in intercompany balances	121,630	(259,797)	138,167	—	—
Net cash used in financing activities — continuing operations	(1,056,328)	(259,809)	(1,309,328)	1,225,000	(1,400,465)
Net cash provided by financing activities — discontinued operations	—	—	1,098,002	—	1,098,002
Net cash used in financing activities	(1,056,328)	(259,809)	(211,326)	1,225,000	(302,463)
Effect of exchange rate changes on cash and cash equivalents	—	—	733	—	733
Increase (decrease) in cash and cash equivalents	12,181	(6,708)	1,037	—	6,510
Cash and cash equivalents, beginning of period	3,061	6,708	8,378	—	18,147
Cash and cash equivalents, end of period	$15,242	$—	$9,415	$—	$24,657

11.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
Interest Rates — We have historically entered into interest rate swap agreements that were designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provided hedges for interest on our prior senior secured credit facility by fixing the LIBOR component of interest rates specified in our prior credit facility at the interest rates specified in the interest rate swap agreements until the indicated expiration dates of these interest rate swap agreements. For the reasons described below, as of December 31, 2014, we no longer had any interest rate swaps outstanding.
As disclosed in Note 3, in January 2013, we completed the sale of Morningstar and used a portion of the proceeds to repay debt. As a result of these repayments, we determined that we no longer had sufficient levels of variable rate debt to support the $1 billion aggregate notional amount of interest rate hedges. Accordingly, in the first quarter of 2013, we terminated these interest rate swaps, and upon termination, we paid the counterparties $28.0 million based on the fair value of the swaps on that date. As we determined that the forecasted transactions hedged by these swaps were no longer probable, we reclassified total losses of $28.1 million ($17.3 million net of tax) previously recorded in accumulated other comprehensive income to the interest expense line item in our Consolidated Statements of Operations during the first quarter of 2013.
In connection with the WhiteWave IPO discussed in Note 2, in the fourth quarter of 2012, we novated certain of our then-outstanding interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017 (the “2017 swaps”) to WhiteWave. WhiteWave became the sole counterparty to the financial institutions under these swap agreements, and is directly responsible for any required future settlements, and the sole beneficiary of any future receipts of funds, pursuant to the terms of the 2017 swaps.
As of the novation date, these swaps were de-designated and subsequent changes in fair value were reflected in our unaudited Condensed Consolidated Statements of Operations, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we did not own. Upon completion of the WhiteWave spin-off on May 23, 2013, we determined that the underlying hedged forecasted transactions related to the 2017 novated swaps were no longer probable; therefore, during the second quarter of 2013, we reclassified total losses of $63.4 million ($38.9 million, net of tax) recorded in accumulated other comprehensive income associated with the 2017 swaps to earnings, as a component of interest expense. See Note 14.

As of December 31, 2014 and 2013, our derivatives recorded at fair value in our Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)
Derivatives designated as Hedging Instruments
Commodities contracts — current(1)	—	714	—	204
Derivatives not designated as Hedging Instruments
Commodities contracts — current(1)	2	255	4,392	114
Total derivatives	$2	$969	$4,392	$318

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

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income were as follows (in thousands):

	Year Ended December 31
	2013	2012
Losses on interest rate swap contracts(1)	$94,832	$38,607
(Gains)/losses on commodities contracts(2)	1,046	2,916
(Gains)/losses on foreign currency contracts(3)	(78)	(320)

(1)	Recorded in interest expense in our Consolidated Statements of Operations.

(2)	Recorded in selling and distribution or cost of sales, depending on commodity type, in our Consolidated Statements of Operations.

(3)	Recorded in cost of sales in our Consolidated Statements of Operations.
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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 is as follows (in thousands):

	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Asset — Commodities contracts	$2	$—	$2	$—
Liability — Commodities contracts	4,392	—	4,392	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 is as follows (in thousands):

	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Asset — Commodities contracts	969	—	969	—
Liability — Commodities contracts	318	—	318	—
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

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$134,913	$151,230	$132,808	$153,005
Dean Foods Company senior notes due 2016	475,819	507,140	475,579	527,378
Dean Foods Company senior notes due 2018	—	—	23,812	26,908
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$12	$—	$12	$—
Mutual funds	1,929	—	1,929	—
The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$5	$—	$5	$—
Mutual funds	2,103	—	2,103	—
12.     COMMON STOCK AND SHARE-BASED COMPENSATION
Cash Dividends — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we paid quarterly dividends of $0.07 per share ($0.28 per share annually). Dividend payments of approximately $6.5 million each, were paid in March, June, September and December of 2014. Our cash dividend policy is subject to modification, suspension or cancellation at any time.
Our authorized shares of capital stock include one million shares of preferred stock and 500 million shares of common stock with a par value of $0.01 per share.

1-for-2 Reverse Stock Split — On August 26, 2013, we effected a 1-for-2 reverse stock split of our issued common stock. The reverse stock split ratio and the implementation and timing of the reverse stock split were determined by our Board of Directors. The reverse stock split did not change the authorized number of shares or par value of our common stock or preferred stock, but did effect a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock awards, and the number of shares of common stock eligible for issuance under our 2007 Stock Incentive Plan (the “2007 Plan”). No fractional shares were issued in connection with the reverse stock split. Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split.
All applicable outstanding equity awards discussed below have been adjusted retroactively for the 1-for-2 reverse stock split.
Conversion of Equity Awards Outstanding at Spin-Off Date — At the date of the WhiteWave spin-off, certain of our outstanding Dean Foods stock options and unvested restricted stock units (“RSUs”) held by WhiteWave employees were converted to equivalent options or restricted stock units, as applicable, with respect to WhiteWave’s common stock. These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions, as the existing Dean Foods equity awards had at the time of conversion. We will not incur any future compensation cost related to conversion of our outstanding Dean Foods stock options and restricted stock units held by WhiteWave employees and directors in connection with the WhiteWave spin-off.
Additionally, in connection with the WhiteWave spin-off, we proportionately adjusted the number and exercise prices of certain options, RSUs and phantom shares granted to Dean Foods employees and directors that were outstanding at the time of the WhiteWave spin-off to maintain the aggregate intrinsic value of such awards at the date of the WhiteWave spin-off, pursuant to the terms of these awards. The conversion ratio was determined based on the 5-day volume weighted-average trading prices for Dean Foods common stock and WhiteWave common stock for the period ended on the second trading day preceding the WhiteWave spin-off and, therefore, the ratio used to adjust these awards differs from the conversion ratio that would have resulted had the ratio been calculated based on the Dean Foods stock price immediately following the WhiteWave spin-off. As a result of this modification, we recorded additional stock compensation expense of $6.7 million during the year ended December 31, 2013.
The impact of the conversion on our outstanding equity awards, and the related share-based compensation expense, is summarized in the tables below.
Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. In November 2013, our Board of Directors approved an increase in our total share repurchase authorization to approximately $2.38 billion, resulting in remaining availability for repurchases of approximately $300 million (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.
We made no share repurchases during the year ended December 31, 2013. The following table summarizes the share repurchase activity for 2014 (in thousands, except per share data):

2014
Number of shares repurchased	1,727
Weighted average purchase price per share	$14.45
Amount of share repurchases	$25,000
Stock Award Plans — As of December 31, 2014, we had three award plans with remaining shares available for issuance. These plans, which are our 1997 Stock Option and Restricted Stock Plan, the 1989 Dean Foods Company Stock Awards Plan (which we adopted upon completion of our acquisition of Legacy Dean) and the Dean Foods Company 2007 Stock Incentive Plan (the “2007 Plan”) provide for grants of stock options, stock units, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million, 5.7 million and 12.3 million shares, subject to adjustments as provided in these respective plans. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. The remaining shares available for grant under the historical plans are granted pursuant to the terms and conditions of the 2007 Plan. On May 15, 2013, the 2007 Plan was amended and changed from one under which limits were placed on the number of shares that could be granted with respect to awards other than stock options and stock appreciation rights (“Full Value Awards”) to one under which all authorized shares may be granted from a “fungible” share pool. Pursuant to the 2007 Plan, as amended, each share subject to any Full Value Award that is granted from the pool of available shares will count against the amended 2007 Plan’s share authorization as though 1.67 shares of the Company’s stock had been awarded. As of December 31, 2014, we had approximately 10.24 million shares, in aggregate, available in the fungible share pool for issuance.
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
We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

Year Ended December 31
2012
Expected volatility	44%
Expected dividend yield	—%
Expected option term	5 years
Risk-free rate of return	0.62 to 0.89
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
We did not grant any stock options during 2013 or 2014, nor do we plan to in 2015.
The following table summarizes stock option activity during the year ended December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	5,055,035	$19.35
Forfeited and canceled	(625,789)	20.84
Exercised	(737,679)	14.16
Options outstanding at December 31, 2014	3,691,567	20.13	2.85	$3,662,586
Options vested and expected to vest at December 31, 2014	3,691,323	20.13	2.85	$3,661,193
Options exercisable at December 31, 2013	4,721,948	19.98
Options exercisable at December 31, 2014	3,605,028	20.35	2.75	$3,127,851

(1)
Pursuant to the terms or our stock option plans, options that are forfeited or canceled may be available for future grants. Effective May 15, 2013, any stock options surrendered or canceled in satisfaction of participants' exercise proceeds or tax withholding obligation will no longer become available for future grants under the plans.

The following table summarizes information about options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$8.96 to $10.44	391,189	6.75	$9.86	316,998	$9.86
12.60 to 16.98	336,156	3.60	14.37	323,808	14.41
17.36	570,655	3.88	17.36	570,655	17.36
17.48 to 21.90	207,373	1.28	21.04	207,373	21.04
21.96	436,780	2.89	21.96	436,780	21.96
22.22	825,497	1.01	22.22	825,497	22.22
23.08 to 25.18	265,438	2.82	23.19	265,438	23.19
26.06	574,343	2.01	26.06	574,343	26.06
26.52 to 27.58	74,800	2.40	27.26	74,800	27.26
27.60	9,336	2.38	27.60	9,336	27.60
The following table summarizes additional information regarding our stock option activity (in thousands, except per share amounts):

	Year Ended December 31
	2014	2013	2012
Weighted-average per share grant date fair value of options granted	$—	$—	$5.44
Intrinsic value of options exercised	2,078	9,540	6,084
Fair value of shares vested	4,717	4,084	12,580
Tax benefit related to stock option expense	169	2,534	2,661
During the year ended December 31, 2014, net cash received from stock option exercises was $9.5 million and the total cash benefit for tax deductions to be realized for these option exercises was $0.8 million.
At December 31, 2014, there was $0.1 million of total unrecognized stock option expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.19 years.
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
The following table summarizes RSU activity during the year ended December 31, 2014:

	Employees	Directors (1)	Total
RSUs outstanding January 1, 2014	680,017	96,273	776,290
RSUs issued	690,239	59,367	749,606
Shares issued upon vesting	(219,278)	(42,281)	(261,559)
RSUs canceled or forfeited(2)	(252,428)	(780)	(253,208)
RSUs outstanding at December 31, 2014	898,550	112,579	1,011,129
Weighted-average per share grant date fair value	$14.67	$13.75	$14.57

(1)	Directors' stock units include Restricted Stock Awards ("RSAs"), which participate in declared dividends.

(2)
Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Any stock units surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

The following table summarizes information about our RSU grants and RSU expense during the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended December 31
	2014	2013	2012
Weighted-average grant date fair value of RSUs granted	$14.62	$15.45	$12.01
Tax benefit related to RSU expense	990	1,493	3,904
At December 31, 2014, there was $10.2 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.63 years.
Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock equal to 150% of the fee amount. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the year ended December 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2014	24,199	$22.76
Restricted shares granted	40,036	16.27
Restricted shares vested	(25,001)	20.26
Restricted shares forfeited	—	—
Unvested at December 31, 2014	39,234	17.82
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
The range of payout under the CPU awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our Consolidated Balance Sheets. All of the 1,526,250 CPU awards outstanding as of December 31, 2012, which were granted in 2011 and 2012, were converted and paid out during the year ended December 31, 2013. No awards with respect to those years remained outstanding at December 31, 2014.
For CPU awards granted in 2013 and 2014, the Compensation Committee changed the performance metric to bank earnings before interest, taxes, depreciation, and amortization (“Bank EBITDA”). Bank EBITDA is defined as adjusted operating income plus depreciation and amortization plus all non-cash expenses. As the underlying value of these awards is not derived from or linked to our stock price, these awards are not share-based in nature and accordingly they have been excluded from the table above.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets. The following table summarizes the phantom share activity during the year ended December 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2014	1,111,059	$17.72
Granted	587,092	14.25
Converted/paid	(548,088)	17.71
Forfeited	(113,732)	16.40
Outstanding at December 31, 2014	1,036,331	15.91

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense related to Dean Foods equity-based awards recognized during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31
	2014		2013		2012(1)
Stock Options	$438		$6,520	(2)	$7,061
Stock Units	4,521		5,114	(2)	11,688
Cash Performance Units	—	(3)	—	(3)	331
Phantom Shares	7,317		7,654		8,383
Total	12,276		19,288		27,463

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

(3)
As described above, the performance metric for the CPU awards granted in 2013 and 2014 is Bank EBITDA and accordingly the expense related to such awards during the year ended December 31, 2013 and 2014, which was not material, has been excluded from the table above.

13.     EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the weighted average number of common shares issued and outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the year ended December 31, 2014 as we incurred a loss for this period and any effect on loss per share would have been anti-dilutive. All applicable share data and per share amounts for the year ended December 31, 2012 has been adjusted retroactively for the 1-for-2 reverse stock split effected on August 26, 2013. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Year Ended December 31
	2014	2013	2012
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(20,187)	$325,359	$23,815
Denominator:
Average common shares	93,916,656	93,785,611	92,375,378
Basic earnings (loss) per share from continuing operations	$(0.22)	$3.47	$0.26
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(20,187)	$325,359	$23,815
Denominator:
Average common shares — basic	93,916,656	93,785,611	92,375,378
Stock option conversion(1)	—	670,485	245,911
Stock units(2)	—	340,140	444,623
Average common shares — diluted	93,916,656	94,796,236	93,065,912
Diluted earnings (loss) per share from continuing operations	$(0.22)	$3.43	$0.26
(1) Anti-dilutive options excluded	3,840,637	3,554,064	7,099,437
(2) Anti-dilutive stock units excluded	312,971	7,071	8,192
14.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the year ended December 31, 2014 were as follows (in thousands):

	Gains/Losses on Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, December 31, 2013	$423		$(57,224)		$(389)	$(57,190)
Other comprehensive loss before reclassifications	(116)		(22,946)		(802)	(23,864)
Amounts reclassified from accumulated other comprehensive income	(220)	(1)	(3,709)	(2)	—	(3,929)
Net current-period other comprehensive loss	(336)		(26,655)		(802)	(27,793)
Balance, December 31, 2014	$87		$(83,879)		$(1,191)	$(84,983)

(1)
The accumulated other comprehensive loss component is related to the hedging activity amount at December 31, 2013 that was reclassified to operating income as we de-designated our cash flow hedges. See Note 11.

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the year ended December 31, 2013 were as follows (in thousands):

	Gains/Losses on Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total	Non-Controlling Interest
Balance, December 31, 2012	$(58,452)		$(105,845)		$(22,287)	$(186,584)	$(3,683)
Other comprehensive loss before reclassifications	(91)		56,541		(9,393)	47,057	(1,378)
Amounts reclassified from accumulated other comprehensive income	58,784	(1)	(9,472)	(2)	—	49,312	(6)
Net current-period other comprehensive loss	58,693		47,069		(9,393)	96,369	(1,384)
Spin-Off of WhiteWave	182		1,552		31,291	33,025	5,067
Balance, December 31, 2013	$423		$(57,224)		$(389)	$(57,190)	$—

(1)
The accumulated other comprehensive loss component is related to the hedging activity amount at December 31, 2013 that was reclassified to operating income as we de-designated our cash flow hedges. See Note 11.

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

15.     EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS
We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multiemployer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2014, 2013 and 2012, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Defined benefit plans	$4,729	$10,400	$12,969
Defined contribution plans	16,503	17,619	17,637
Multiemployer pension and certain union plans	28,933	29,148	27,016
Total	$50,165	$57,167	$57,622
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.

Included in accumulated other comprehensive income at December 31, 2014 and 2013 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $3.8 million ($2.3 million net of tax) and $3.5 million ($2.1 million net of tax) and unrecognized actuarial losses of $128.7 million ($79.3 million net of tax) and $86.8 million ($53.1 million net of tax), respectively. Prior service costs and actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2015 are $0.9 million ($0.6 million net of tax) and $8.5 million ($5.2 million net of tax), respectively.
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2014 and 2013, and the funded status of the plans at December 31, 2014 and 2013 is as follows:

	December 31
	2014	2013
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$293,850	$347,798
Service cost	3,081	3,692
Interest cost	13,979	12,496
Plan participants’ contributions	13	12
Plan amendments	(411)	—
Actuarial (gain) loss	57,716	(45,076)
Benefits paid	(22,462)	(25,072)
Benefit obligation at end of year	345,766	293,850
Change in plan assets:
Fair value of plan assets at beginning of year	270,123	251,094
Actual return on plan assets	28,980	32,558
Employer contributions	14,338	11,531
Plan participants’ contributions	13	12
Benefits paid	(22,462)	(25,072)
Plan settlements	(1,466)	—
Fair value of plan assets at end of year	289,526	270,123
Funded status at end of year	$(56,240)	$(23,727)
The underfunded status of the plans of $56.2 million at December 31, 2014 is recognized in our Consolidated Balance Sheet and includes $0.8 million classified as a current accrued pension liability. We do not expect any plan assets to be returned to us during the year ended December 31, 2015. We expect to contribute $5.4 million to the pension plans in 2015.
A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2014 and 2013 follows:

	December 31
	2014	2013
Weighted average discount rate	4.08%	4.90%
Rate of compensation increase	4.00%	4.00%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2014, 2013 and 2012 follows:

	Year Ended December 31
	2014	2013	2012
Weighted average discount rate	4.90%	3.70%	4.50%
Expected return on plan assets	7.00%	7.50%	7.67%
Rate of compensation increase	4.00%	4.00%	4.00%

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$3,081	$3,692	$3,068
Interest cost	13,979	12,496	14,001
Expected return on plan assets	(18,761)	(18,531)	(17,413)
Amortizations:
Unrecognized transition obligation	—	—	112
Prior service cost	787	791	759
Unrecognized net loss	5,105	11,759	11,667
Effect of settlement	538	(136)	—
Other	—	329	774
Net periodic benefit cost	$4,729	$10,400	$12,968
The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.
The amortization of unrecognized net loss represents the amortization of investment losses incurred. The effect of settlement costs in 2014, 2013 and 2012 represents the recognition of net periodic benefit cost related to pension settlements reached as a result of plant closures.
Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2014	2013
	(In millions)
Projected benefit obligation	$345.8	$282.6
Accumulated benefit obligation	341.3	279.4
Fair value of plan assets	289.5	258.3
The accumulated benefit obligation for all defined benefit plans was $341.3 million and $290.6 million at December 31, 2014 and 2013, respectively.
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
Substantially all of our qualified pension plans are consolidated into one master trust. Our investment objectives are to minimize the volatility of the value of our pension assets relative to our pension liabilities and to ensure assets are sufficient to pay plan benefits. In 2014, we adopted a broad pension de-risking strategy intended to align the characteristics of our assets relative to our liabilities. The strategy targets investments depending on the funded status of the obligation. We anticipate this strategy will continue in future years and will be dependent upon market conditions and plan characteristics.

At December 31, 2014, our master trust was invested as follows: investments in equity securities were at 50%; investments in fixed income were at 49%; cash equivalents were at 1% and other investments were less than 1%. We believe the allocation of our master trust investments as of December 31, 2014 is generally consistent with the targets set forth by the Investment Committee.

Estimated pension plan benefit payments to participants for the next ten years are as follows:

2015	$18.2	million
2016	18.5	million
2017	19.1	million
2018	19.6	million
2019	19.8	million
Next five years	105.7	million
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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The fair values by category of inputs as of December 31, 2014 were as follows (in thousands):

	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$210	$210	$—	$—
Index Funds:
U.S. Equities(a)	135,726	—	135,726	—
International Equities	—	—	—	—
Equity Funds(b)	8,101	—	8,101	—
Total Equity Securities	144,037	210	143,827	—
Fixed Income:
Bond Funds(c)	140,714	—	140,714	—
Diversified Funds(d)	2,921	—	—	2,921
Total Fixed Income	143,635	—	140,714	2,921
Cash Equivalents:
Short-term Investment Funds(e)	2,507	—	2,507
Total Cash Equivalents	2,507	—	2,507
Other Investments:
Partnerships/Joint Ventures(f)	567	—	—	567
Total Other Investments	567	—	—	567
Total	$290,746	$210	$287,048	$3,488

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.

(b)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% in international stocks.

(c)	Represents investments primarily in US dollar-denominated, investment grade bonds, including government securities, corporate bonds, and mortgage- and asset-backed securities.

(d)
Represents a pooled/separate account investment in the General Investment Account of an investment manager. The account primarily invests in fixed income debt securities, such as high grade corporate bonds, government bonds and asset-backed securities.

(e)	Investment is comprised of high grade money market instruments with short-term maturities and high liquidity.

(f)	The majority of the total partnership balance is a partnership comprised of a portfolio of two limited partnership funds that invest in public and private equity.

The fair values by category of inputs as of December 31, 2013 were as follows (in thousands):

	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$177	$177	$—	$—
Index Funds:
U.S. Equities(a)	133,763	—	133,763	—
International Equities(b)	27,571	—	27,571	—
Equity Funds(c)	8,712	—	8,712	—
Total Equity Securities	170,223	177	170,046	—
Fixed Income:
Bond Funds(d)	92,103	—	92,103	—
Diversified Funds(e)	3,093	—	—	3,093
Total Fixed Income	95,196	—	92,103	3,093
Cash Equivalents:
Short-term Investment Funds(f)	3,840	—	3,840	—
Total Cash Equivalents	3,840	—	3,840	—
Other Investments:
Partnerships/Joint Ventures(g)	864	—	—	864
Total Other Investments	864	—	—	864
Total	$270,123	$177	$265,989	$3,957

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.

(b)	Represents a pooled/separate account that tracks the MSCI EAFE Index.

(c)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% in international stocks.

(d)	Represents a pooled/separate account which tracks the overall performance of the Barclays Capital Long Term Government/Credit Index.

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
A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013 is as follows (in thousands):

	Diversified Funds	Partnerships/ Joint Ventures	Total
Balance at December 31, 2012	$2,938	$1,447	$4,385
Actual return on plan assets:
Relating to instruments still held at reporting date	119	(306)	(187)
Purchases, sales and settlements (net)	(828)	—	(828)
Transfers in and/or out of Level 3	864	(277)	587
Balance at December 31, 2013	$3,093	$864	$3,957
Actual return on plan assets:
Relating to instruments still held at reporting date	117	(158)	(41)
Purchases, sales and settlements (net)	(1,836)	—	(1,836)
Transfers in and/or out of Level 3	1,547	(139)	1,408
Balance at December 31, 2014	$2,921	$567	$3,488
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
Our participation in these multiemployer plans for the year ended December 31, 2014 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2014 and 2013 is for the plans’ year-end at December 31, 2013 and December 31, 2012, respectively. The zone status is based on information that we obtained from each plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP / RP Status Pending/ Implemented	Extended Amortization Provisions	Expiration Date of Associated Collective- Bargaining Agreement(s)
			2014	2013
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	February 28, 2015 - May 31, 2017
Central States, Southeast and Southwest Areas Pension Plan(2)	36-6044243	001	Red	Red	Implemented	No	February 15, 2015 - April 30, 2017
Retail, Wholesale & Department Store International Union and Industry Pension Fund(3)	63-0708442	001	Green	Green	N/A	Yes	June 7, 2015 - September 30, 2017
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(4)	23-6283288	001	Green	Red	N/A	Yes	June 30, 2017 – March 31, 2018

(1)
We are party to approximately 18 collective bargaining agreements that require contributions to this plan. These agreements cover a large number of employee participants and expire on various dates between 2015 and 2017. We do not believe that any one agreement is substantially more significant than another as none of these agreements individually represent greater than 25% of the total employee participants covered under this plan.

(2)
There are approximately 21 collective bargaining agreements that govern our participation in this plan. The agreements expire on various dates between 2015 and 2017. Approximately 17%, 69% and 14% of our employee participants in this plan are covered by the agreements expiring in 2015, 2016 and 2017, respectively.

(3)
We are subject to approximately eight collective bargaining agreements with respect to this plan. Approximately 50%, 4% and 46% of our employee participants in this plan are covered by the agreements expiring in 2015, 2016 and 2017, respectively.

(4)
We are party to four collective bargaining agreements with respect to this plan. The agreement expiring in September 2017 is the most significant as 69% of our employee participants in this plan are covered by that agreement.

Information regarding our contributions to our multiemployer pension plans is shown in the table below. There are no changes which materially affected the comparability of our contributions to each of these plans during the years ended December 31, 2014, 2013 and 2012.

Pension Fund	Employer Identification Number	Pension Plan Number	Dean Foods Company Contributions (in millions)
			2014	2013	2012	Surcharge Imposed(3)
Western Conference of Teamsters Pension Plan	91-6145047	001	$12.9	$13.5	$12.7	No
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	001	11.9	11.1	9.5	No
Retail, Wholesale & Department Store International Union and Industry Pension Fund(1)	63-0708442	001	1.3	1.3	1.3	No
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(1)	23-6283288	001	2.0	1.8	1.8	No
Other Funds(2)			0.8	1.4	1.7
Total Contributions			$28.9	$29.1	$27.0

(1)
During the 2013 and 2012 plan years, our contributions to these plans exceeded 5% of total plan contributions. At the date of filing of this Annual Report on Form 10-K, Forms 5500 were not available for the plan years ending in 2014.

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
Included in accumulated other comprehensive income at December 31, 2014 and 2013 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $677.5 thousand ($415.3 thousand net of tax) and $742.0 thousand ($453.0 thousand net of tax) and unrecognized actuarial losses of $3.1 million ($1.9 million net of tax) and $2.3 million ($1.4 million net of tax), respectively. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2015 is $91.8 thousand ($56.3 thousand net of tax) and $62.6 thousand ($38.4 thousand net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2014	2013
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$37,230	$37,428
Service cost	824	816
Interest cost	1,663	1,223
Employee contributions	380	415
Actuarial (gain) loss	895	(1,102)
Benefits paid	(1,866)	(1,550)
Benefit obligation at end of year	39,126	37,230
Fair value of plan assets at end of year	—	—
Funded status	$(39,126)	$(37,230)
The unfunded portion of the liability of $39.1 million at December 31, 2014 is recognized in our Consolidated Balance Sheet and includes $2.6 million classified as a current accrued postretirement liability.
A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2014 and 2013 follows:

	December 31
	2014	2013
Healthcare inflation:
Healthcare cost trend rate assumed for next year	7.70%	7.90%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year of ultimate rate achievement	2029	2029
Weighted average discount rate	3.85%	4.64%
A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	Year Ended December 31
	2014	2013	2012
Healthcare inflation:
Healthcare cost trend rate assumed for next year	7.90%	8.20%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%
Year of ultimate rate achievement	2029	2029	2029
Weighted average discount rate	4.64%	3.38%	4.34%

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$2,487	$2,039	$1,939
Amortizations:
Prior service cost	65	26	26
Unrecognized net loss	75	298	129
Other	98	2,286	1,868
Net periodic benefit cost	$2,725	$4,649	$3,962

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$326	$(275)
Effect on postretirement obligation	4,285	(3,657)
We expect to contribute $2.6 million to the postretirement health care plans in 2015. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2015	$2.6	million
2016	2.6	million
2017	2.6	million
2018	2.6	million
2019	2.8	million
Next five years	14.6	million
17.     ASSET IMPAIRMENT CHARGES AND FACILITY CLOSING AND REORGANIZATION COSTS
Asset Impairment Charges
We evaluate our long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. As a result of certain changes to our business, including the loss of a portion of a significant customer’s volume and related plans for consolidating our production network, during the years ended December 31, 2014 and December 31, 2013, we evaluated the impact that we expected these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability.
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
The results of our analysis indicated impairments of our plant, property and equipment of approximately $20.8 million and no impairments related to certain intangible assets. All of these charges were recorded during the year ended December 31, 2014 and are reflected in the impairment of long-lived assets line in our Consolidated Statements of Operations. For the year ended December 31, 2013 we recorded impairments of our plant, property and equipment of approximately $35.5 million and impairments related to certain intangible assets of approximately $7.9 million, which are described more fully in Note 7. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

Facility Closing and Reorganization Costs
Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Closure of facilities(1)	$4,460	$20,845	$18,536
Functional Realignment(2)	—	892	32,219
Field and Functional Reorganization(3)	—	5,266	6,000
Other	—	5	(968)
Total	$4,460	$27,008	$55,787

(1)
These charges in 2014, 2013 and 2012 primarily relate to facility closures in Riverside, California; Delta, Colorado; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; Shreveport, Louisiana; Mendon, Massachusetts, and Sheboygan, Wisconsin; as well as other approved closures. We have incurred $44.0 million of charges to date related to our active restructuring initiatives. We expect to incur additional charges related to these facility closures of $6.9 million, related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

(2)
The Functional Realignment initiative was focused on aligning key functions within our legacy Fresh Dairy Direct operations under a single leadership team and permanently removing certain costs from the organization. We have incurred total charges of approximately $33.1 million under this initiative to date and we do not expect to incur any material future charges related to this plan.

(3)
The Field and Functional Reorganization initiative streamlined the leadership structure and has enabled faster decision-making and created enhanced opportunities to strategically build our business. We have incurred total charges of $11.3 million under this plan to date, all of which were associated with headcount reductions. We do not currently anticipate incurring any material charges under this plan going forward.

Activity for 2014 and 2013 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2012	Charges and Adjustments	Payments	Accrued Charges at December 31, 2013	Charges and Adjustments	Payments	Accrued Charges at December 31, 2014
	(In thousands)
Cash charges:
Workforce reduction costs	$11,579	$11,872	$(14,423)	$9,028	$(2,877)	$(4,868)	$1,283
Shutdown costs	—	6,051	(6,051)	—	4,822	(4,822)	—
Lease obligations after shutdown	1,986	7,822	(1,447)	8,361	446	(1,952)	6,855
Other	227	1,404	(1,631)	—	598	(598)	—
Subtotal	$13,792	27,149	$(23,552)	$17,389	2,989	$(12,240)	$8,138
Non-cash charges:
Write-down of assets(1)		3,270			5,384
(Gain)/Loss on sale of related assets		(3,858)			(4,754)
Other, net		447			841
Total charges		$27,008			$4,460

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
18.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$52,122	$90,695	$134,979
Net cash paid (received) for taxes	(31,469)	401,641	147,580
Non-cash additions to property, plant and equipment, including capital leases	7,455	6,672	4,060
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
Insurance — We use a combination of insurance and self-insurance for a number of risks, including property, workers’ compensation, general liability, automobile liability, product liability and employee health care utilizing high deductibles. Deductibles vary due to insurance market conditions and risk. Liabilities associated with these risks are estimated considering historical claims experience and other actuarial assumptions. Based on current information, we believe that we have established adequate reserves to cover these claims. At December 31, 2014 and 2013, we recorded accrued liabilities related to these retained risks of $147.9 million and $146.4 million, respectively, including both current and long-term liabilities.
Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, including our distribution fleet, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense was $118.9 million, $124.7 million and $126.2 million for 2014, 2013 and 2012, respectively.

Future minimum payments at December 31, 2014, under non-cancelable operating leases and capital leases with terms in excess of one year are summarized below:

Leases
(In thousands)
2015	79,994
2016	59,365
2017	47,491
2018	42,084
2019	32,164
Thereafter	27,014
Total minimum lease payments	$288,112
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
Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Briefing on the appeal was completed on April 5, 2013, oral argument occurred on July 25, 2013. On January 3, 2014, the appeals court reversed the judgment for the defendants, including the Company, on one of the original five counts in the Tennessee Retailer Action. In February 2014, the Company requested that the Sixth Circuit Court of Appeals consider its decision en banc; the Sixth Circuit declined to do so. The Sixth Circuit returned the case to the trial court for further proceedings. The Company filed a petition to the U.S. Supreme Court for review of the case on August 1, 2014. The Supreme Court denied the petition on November 17, 2014. The trial court has not yet issued a schedule for further proceedings.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss on April 30, 2013. On June 14, 2013, the indirect purchaser plaintiffs responded to the Company’s motion to dismiss and filed an amended complaint. On July 1, 2013, the Company filed a motion to dismiss the amended complaint. On September 11, 2014, the Court granted in part and denied in part the motion to dismiss. The Court granted the motion to dismiss the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. The parties have jointly proposed that further proceedings in this case be deferred until after the Court rules on additional summary judgment and class certification issues in the Tennessee retailer action.
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
In December 2012, we entered into an agreement to sell Morningstar, and we completed the sale of these operations on January 3, 2013. The operating results of Morningstar, previously reported within the Morningstar segment, have been reclassified as discontinued operations for all periods presented herein. Additionally, as a result of the completion of the WhiteWave spin-off on May 23, 2013, we have reclassified WhiteWave’s operating results as discontinued operations for all periods presented herein. All intersegment sales between WhiteWave, Morningstar and us, previously recorded as intersegment sales and eliminated in consolidation, prior to the Morningstar divestiture and WhiteWave spin-off, are now reflected as third-party sales that, along with their related costs, are no longer eliminated in consolidation. See Notes 2 and 3, respectively, for further information regarding the WhiteWave spin-off, Morningstar divestiture and our discontinued operations.
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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating income:
Dean Foods	$26,777	$202,720	$259,013
Facility closing and reorganization costs	(4,460)	(27,008)	(55,787)
Litigation settlements	2,521	1,019	—
Impairment other long-lived assets	(20,820)	(43,441)	—
Other operating income (loss)	4,535	(2,494)	57,459
Total	8,553	130,796	260,685
Other (income) expense:
Interest expense	61,019	200,558	150,589
Loss on early retirement of debt	1,437	63,387	—
Gain on disposition of WhiteWave common stock	—	(415,783)	—
Other income, net	(1,620)	(400)	(1,664)
Consolidated income (loss) from continuing operations before income taxes	$(52,283)	$283,034	$111,760
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the years ended December 31, 2014, 2013 and 2012. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16% of our consolidated net sales in 2014, 19% in 2013, and 23% in 2012.
21.     QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2014 and 2013.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2014
Net sales	$2,341,040	$2,393,869	$2,373,280	$2,395,007
Gross profit	416,175	399,088	416,800	441,400
Loss from continuing operations	(9,792)	(963)	(15,136)	5,704
Net Income (loss) (1)	(8,956)	(645)	(15,972)	5,277
Earnings (loss) per common share from continuing operations (2):
Basic	(0.10)	(0.01)	(0.16)	0.06
Diluted	(0.10)	(0.01)	(0.16)	0.06

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2013
Net sales	$2,292,430	$2,227,542	$2,200,899	$2,295,450
Gross profit	495,232	472,300	441,285	445,770
Income (loss) from continuing operations	(20,740)	(32,057)	415,518	(37,362)
Net income (loss) (3)(4)	495,797	(53,883)	415,120	(37,677)
Net income (loss) attributable to Dean Foods Company (1)	492,605	(56,870)	415,120	(37,677)
Earnings (loss) per common share from continuing operations (2) (5):
Basic	(0.22)	(0.34)	4.41	(0.40)
Diluted	(0.22)	(0.34)	4.36	(0.40)

(1)	The results for the first, second and third quarters of 2014 include facility closing and reorganization costs, net of tax, of $0.6 million, $0.5 million, and $1.8 million, respectively. See Note 17.

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

(5)	Basic and diluted earnings (loss) per common share for the first and second quarters of 2013 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 17, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this annual report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
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
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page 47.
February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 17, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 17, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to our proxy statement (to be filed) for our May 13, 2015 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
Incorporated herein by reference to our proxy statement (to be filed) for our May 13, 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference to our proxy statement (to be filed) for our May 13, 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to our proxy statement (to be filed) for our May 13, 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
Incorporated herein by reference to our proxy statement (to be filed) for our May 13, 2015 Annual Meeting of Stockholders.

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
Dated February 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/S/ TOM C. DAVIS Tom C. Davis	Chairman of the Board	February 17, 2015

/S/ GREGG A. TANNER Gregg A. Tanner	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2015

/S/ CHRIS BELLAIRS Chris Bellairs	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2015

/S/ SCOTT K. VOPNI Scott K. Vopni	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2015

/S/ JANET HILL Janet Hill	Director	February 17, 2015

/S/ WAYNE MAILLOUX Wayne Mailloux	Director	February 17, 2015

/S/ JOHN R. MUSE John R. Muse	Director	February 17, 2015

/S/ HECTOR M. NEVARES Hector M. Nevares	Director	February 17, 2015

/S/ JIM L. TURNER Jim L. Turner	Director	February 17, 2015

Robert Tennant Wiseman	Director	February 17, 2015

S-1

SCHEDULE II
DEAN FOODS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013 and 2012

Description	Balance at Beginning of Period	Charged to (Reduction in) Costs and Expenses	Other	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2014
Allowance for doubtful accounts	$12,083	$5,045	$—	$(2,278)	$14,850
Deferred tax asset valuation allowances	8,733	4,444	—	—	13,177
Year ended December 31, 2013
Allowance for doubtful accounts	$12,522	$3,197	$278	$(3,914)	$12,083
Deferred tax asset valuation allowances	7,570	1,163	—	—	8,733
Year ended December 31, 2012
Allowance for doubtful accounts	$9,157	$4,970	$214	$(1,819)	$12,522
Deferred tax asset valuation allowances	8,667	(1,097)	—	—	7,570

INDEX TO EXHIBITS

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.2	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012	August 7, 2012

3.3	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Current Report on Forn 8-K	May 20, 2014

3.5	Amended and Restated Bylaws	Current Report on Form 8-K	May 20, 2014

4.1	Specimen of Common Stock Certificate	Current Report on Form 8-K	August 15, 2013

4.2	Indenture, dated as of May 15, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.3	Supplemental Indenture No. 1, dated as of May 17, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.4	Supplemental Indenture No. 2, dated as of July 31, 2007, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

4.5	Supplemental Indenture No. 6, dated as of December 16, 2010, between us, the subsidiary guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K	December 16, 2010

*10.1	Third Amended and Restated 1989 Dean Foods Company Stock Awards Plan	Annual Report on Form 10-K for the year ended December 31, 2004	March 16, 2005

*10.2	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.3	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.4	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.5	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.6	Dean Foods Company Amended and Restated Executive Severance Pay Plan	Current Report on Form 8-K	November 19, 2010

*10.7	Form of Amended and Restated Change in Control Agreement for our executive officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.8	Forms of Amended and Restated Change in Control Agreement for certain other officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.9	Form of Change in Control Agreement for our executive officers — effective August 2011	Annual Report on Form 10-K for the year ended December 31, 2011	February 27, 2012

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.10	Form of Change in Control Agreement for certain other officers — effective August 2011	Annual Report on Form 10-K for the year ended December 31, 2011	February 27, 2012

*10.11	Form of Change in Control Agreement	Current Report on Form 8-K	May 7, 2013

*10.12	Form of Change in Control Agreement for the Company’s Chief Executive Officer and Executive Vice Presidents	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

*10.13	Ninth Amended and Restated 1997 Stock Option and Restricted Stock Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	May 9, 2012

*10.14	Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007

*10.15	Dean Foods Company 2007 Stock Incentive Plan, as amended	Current Report on Form 8-K	May 20, 2013

*10.16	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.17	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.18	Form of Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.19	Form of Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.20	Form of Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.21	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.22	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.23	Form of 2013 Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.24	Form of 2013 Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.25	Form of 2013 Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.26	Form of 2013 Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.27	Form of Director’s Master Restricted Stock Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.28	2012 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	March 9, 2012

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.29	2013 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	February 21, 2013

*10.30	Employment Agreement between the Company and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.31	Proprietary Information, Inventions and Non-Compete Agreement between the Company and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.32	Employment Agreement between the Company and Gregg Tanner dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.51	Employment Agreement between the Company and Kim Warmbier, dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.53	Employment Agreement between the Company and Shay Braun, dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.54	Form of Indemnification Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.55	Employment Agreement between the Company and Martin J. Devine, dated November 6, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

*10.56	Promotion Letter between the Company and Shay Braun, dated October 15, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

*10.59	Offer Letter between the Company and Brian Murphy, dated September 11, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

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
		Current Report on Form 8-K	July 8, 2013

10.77	Loan Agreement, dated as of July 11, 2013, among the Company, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated	Current Report on Form 8-K	July 15, 2013

10.79	Separation and Distribution Agreement, dated October 25, 2012, by and among Dean Foods Company, The WhiteWave Foods Company and WWF Operating Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.80	Transition Services Agreement, dated October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company, as amended	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.81	Amendment 1 to Transitional Services Agreement, dated November 20, 2012, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.82	Amendment 2 to Transitional Services Agreement, dated December 28, 2012, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.83	Amendment 5 to Transitional Services Agreement, dated May 28, 2013, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2013	February 24, 2014

10.84	Amendment 6 to Transitional Services Agreement, dated November 13, 2013, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2013	February 24, 2014

10.85	Amendment 7 to Transitional Services Agreement, dated December 31, 2013, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2013	February 24, 2014

10.86	Tax Matters Agreement, dated October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.87	Amended and Restated Tax Matters Agreement dated May 1, 2013	Quarterly Report on Form 10-Q for the quarter ended March 31, 2013	May 9, 2013

10.89	Employee Matters Agreement, dated October 25, 2012, by and between Dean Foods Company, The WhiteWave Foods Company, and WWF Operating Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.90(†)
Supplier Agreement, dated August 19, 2013, by and among the Company, Wal-Mart Stores, Inc., Wal-Mart Stores East, L.P., Wal-Mart Stores East, Inc., Wal-Mart Stores Texas, L.P., Sam’s West, Inc., Sam’s East, Inc. and affiliates
		Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

*10.91	Dean Foods Company 2014 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	March 11, 2014

*10.92	Dean Foods Company 2014 Amended Short-Term Incentive Compensation Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	August 11, 2014

10.93
Amendment No. 1 to Credit Agreement, dated as of June 12, 2014, by and among Dean Foods Company; the lenders listed on the signature pages thereof; and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent
		Current Report on Form 8-K	June 16, 2014

10.94
The Sixth Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2014, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. “Rabobank International”, New York Branch, as Agent
		Current Report on Form 8-K	June 16, 2014

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.95
Amendment No. 2 to Credit Agreement, dated as of August 14, 2014, by and among Dean Foods Company; the lenders listed on the signature pages thereof; and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent
		Current Report on Form 8-K	August 15, 2014

10.96
Amendment No. 1 to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of August 14, 2014, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions parties thereto; and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. “Rabobank International”, New York Branch, as Agent
		Current Report on Form 8-K	August 15, 2014

*10.97	Letter Agreement between the Company and Ralph Scozzafava dated September 25, 2014	Quarterly Report on Form 10-Q for the quarter ended September 30, 2014	November 10, 2014

*10.98	Amendment to the Dean Foods Company 2007 Stock Incentive Plan	Current Report on Form 8-K	November 18, 2014

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99	Supplemental Unaudited Financial Information for Dean Holding Company	Filed herewith

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

(1)	Submitted electronically herewith

(†)	Confidential treatment previously granted by the Securities and Exchange Commission in connection with the filing of the registrant’s Quarterly Report on Form 10-Q filed November 12, 2013.

*	This exhibit is a management or compensatory contract.

Attached as Exhibit 101 to this report are the following materials from Dean Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.