Form 10-Q
period 2015-03-31
DEAN FOODS CO
filed 2015-05-11
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 4, 2015, the number of shares of the registrant's common stock outstanding was: 94,357,083.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$30,056	$16,362
Receivables, net allowances of $14,869 and $14,850	655,135	747,630
Income tax receivable	7,203	64,443
Inventories	254,657	251,831
Deferred income taxes	52,727	50,362
Prepaid expenses and other current assets	41,011	49,432
Total current assets	1,040,789	1,180,060
Property, plant and equipment, net	1,158,550	1,172,596
Goodwill	86,841	86,841
Identifiable intangible and other assets, net	189,271	294,724
Deferred income taxes	38,056	35,415
Total	$2,513,507	$2,769,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$693,824	$774,900
Current portion of debt	1,188	698
Current portion of litigation settlements	18,853	18,853
Total current liabilities	713,865	794,451
Long-term debt	852,238	916,481
Deferred income taxes	99,385	137,944
Other long-term liabilities	279,861	276,318
Long-term litigation settlements	17,551	17,124
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 94,355,048 and 94,080,840 shares issued and outstanding, with a par value of $0.01 per share	944	941
Additional paid-in capital	748,194	752,375
Accumulated deficit	(114,755)	(41,015)
Accumulated other comprehensive loss	(83,776)	(84,983)
Total stockholders’ equity	550,607	627,318
Total	$2,513,507	$2,769,636

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31
	2015	2014
Net sales	$2,050,762	$2,341,040
Cost of sales	1,572,453	1,924,865
Gross profit	478,309	416,175
Operating costs and expenses:
Selling and distribution	338,184	339,379
General and administrative	87,476	72,299
Amortization of intangibles	706	744
Facility closing and reorganization costs	1,245	977
Impairment of intangible assets	109,910	—
Litigation settlements	—	(2,521)
Total operating costs and expenses	537,521	410,878
Operating income (loss)	(59,212)	5,297
Other (income) expense:
Interest expense	16,528	15,023
Other income, net	(446)	(321)
Loss on early retirement of long- term debt	43,609	—
Total other (income) expense	59,691	14,702
Loss from continuing operations before income taxes	(118,903)	(9,405)
Income tax expense (benefit)	(45,252)	387
Loss from continuing operations	(73,651)	(9,792)
Gain (loss) on sale of discontinued operations, net of tax	(89)	836
Net loss	$(73,740)	$(8,956)
Average common shares:
Basic	94,222,243	94,398,665
Diluted	94,222,243	94,398,665
Basic income (loss) per common share:
Loss from continuing operations	$(0.78)	$(0.10)
Income from discontinued operations	—	0.01
Net loss	$(0.78)	$(0.09)
Diluted income (loss) per common share:
Loss from continuing operations	$(0.78)	$(0.10)
Income from discontinued operations	—	0.01
Net loss	$(0.78)	$(0.09)
Cash dividends declared per common share	$0.07	$0.07

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2015	2014
Net loss	$(73,740)	$(8,956)
Other comprehensive income (loss):
Cumulative translation adjustments	(170)	555
Net change in fair value of derivative instruments, net of tax	(87)	(16)
Net pension and other postretirement liability adjustment, net of tax	1,464	705
Reclassification to income statement related to de-designation of cash flow hedges	—	(220)
Other comprehensive income	1,207	1,024
Comprehensive loss	$(72,533)	$(7,932)

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, December 31, 2014	94,080,840	$941	$752,375	$(41,015)	$(84,983)	$627,318
Issuance of common stock, net of tax impact of share-based compensation	274,208	3	202	—	—	205
Share-based compensation expense	—	—	2,221	—	—	2,221
Cash dividends paid			(6,604)	—	—	(6,604)
Net loss	—	—	—	(73,740)	—	(73,740)
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $54	—	—	—	—	(87)	(87)
Cumulative translation adjustment	—	—	—	—	(170)	(170)
Pension and other postretirement benefit liability adjustment, net of tax of $925	—	—	—	—	1,464	1,464
Balance, March 31, 2015	94,355,048	$944	$748,194	$(114,755)	$(83,776)	$550,607

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2013	94,831,377	$948	$791,276	$(20,719)	$(57,190)	$714,315
Issuance of common stock, net of tax impact of share-based compensation	367,672	4	524	—	—	528
Share-based compensation expense	—	—	950	—	—	950
Repurchase of common stock	(1,727,275)	(17)	(24,983)	—	—	(25,000)
Cash dividend paid	—	—	(6,543)	—	—	(6,543)
Net loss	—	—	—	(8,956)	—	(8,956)
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $11	—	—	—	—	(16)	(16)
Amounts reclassified to income statement related to de-designation of cash flow hedges, net of tax benefit of $139	—	—	—	—	(220)	(220)
Cumulative translation adjustment	—	—	—	—	555	555
Pension and other postretirement benefit liability adjustment, net of tax of $803	—	—	—	—	705	705
Balance, March 31, 2014	93,471,774	$935	$761,224	$(29,675)	$(56,166)	$676,318

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2015	2014
Cash flows from operating activities:
Net loss	$(73,740)	$(8,956)
(Gain) loss on sale of discontinued operations, net of tax	89	(836)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	39,258	40,246
Share-based compensation expense	2,905	1,695
Gain on divestitures and other, net	(1,106)	(1,224)
Impairment of intangible assets	109,910	—
Loss on early retirement of long-term debt	43,609	—
Deferred income taxes	(44,573)	18,772
Litigation settlements	—	(2,521)
Other, net	(220)	517
Changes in operating assets and liabilities:
Receivables, net	92,234	(18,972)
Inventories	(2,826)	(23,230)
Prepaid expenses and other assets	12,814	4,846
Accounts payable and accrued expenses	(77,951)	44,950
Income tax receivable/payable	57,176	(22,488)
Net cash provided by operating activities	157,579	32,799
Cash flows from investing activities:
Payments for property, plant and equipment	(19,304)	(28,035)
Proceeds from sale of fixed assets	1,638	1,372
Net cash used in investing activities	(17,666)	(26,663)
Cash flows from financing activities:
Repayments of debt, net	(347)	(164)
Early retirement of long-term debt	(476,188)	—
Premiums paid on early retirement of debt	(37,309)	—
Payments of financing costs	(14,796)	—
Proceeds from senior secured revolver	315,570	701,795
Payments for senior secured revolver	(371,371)	(423,105)
Proceeds from receivables-backed facility	635,000	501,000
Payments for receivables-backed facility	(870,000)	(714,000)
Proceeds from issuance of 2023 notes	700,000	—
Common stock repurchase	—	(25,000)
Cash dividends paid	(6,604)	(6,543)
Issuance of common stock, net of share repurchases for withholding taxes	17	869
Tax savings on share-based compensation	217	259
Net cash provided by (used in) financing activities	(125,811)	35,111
Effect of exchange rate changes on cash and cash equivalents	(408)	(258)
Increase in cash and cash equivalents	13,694	40,989
Cash and cash equivalents, beginning of period	16,362	16,762
Cash and cash equivalents, end of period	$30,056	$57,751
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2015 and 2014
(Unaudited)
1. General
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of milk and other dairy and dairy case products in the United States. We have aligned our leadership teams, operating strategies and supply chain initiatives under a single operating and reportable segment. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products across the United States. Our portfolio includes DairyPure®, our recently launched national white milk brand; and TruMoo®, a leading national flavored milk brand, along with well-known regional dairy brands. In all, we have more than 50 local and regional dairy brands and private labels.
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 17, 2015. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three month period ended March 31, 2015 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.
Unless otherwise indicated, references in this report to “we,” “us” or “our” or "the Company" refer to Dean Foods Company and its subsidiaries, taken as a whole.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We are required to adopt the standard prospectively for new disposals and new classifications of disposal groups as held for sale beginning the first quarter of 2015. The adoption of this standard had no material impact on our financial statements as of March 31, 2015.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
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
In January 2015, the FASB issued ASU No. 2015- 01, Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective for annual periods ending after December 15, 2015 and we are assessing the potential impact to our financial statements and financial statement disclosures.
In April 2015, the FASB issued ASU No. 2015- 03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. We are currently assessing the potential impact to our financial statements and financial statement disclosures.
2. Discontinued Operations
WhiteWave — We separated The WhiteWave Foods Company ("WhiteWave") from the Company in a series of three transactions: an initial public offering for 13.3% of the WhiteWave common stock in the fourth quarter of 2012 (the "WhiteWave IPO"); a tax-free spin-off of 66.8% of the WhiteWave common stock in the second quarter of 2013; and a tax-free debt-for-equity exchange of 19.9% of the WhiteWave common stock in the third quarter of 2013. Refer to Note 2 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K for more information about the WhiteWave separation. While we are a party to certain commercial agreements with WhiteWave, we have determined that the continuing cash flows generated by these agreements (which are not expected to extend beyond June 2015) did not constitute significant continuing involvement in the operations of WhiteWave and are not reflected in results from discontinued operations for the three months ended March 31, 2015 and March 31, 2014.
Other Discontinued Operations — During the three months ended March 31, 2015 and March 31, 2014, we recognized a $0.1 million charge and a $0.8 million gain, net of tax, respectively, related to prior discontinued operations.
3. Inventories
Inventories, net of obsolescence reserves of $1.8 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively, consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$96,974	$100,587
Finished goods	157,683	151,244
Total	$254,657	$251,831
4. Goodwill and Intangible Assets
As of March 31, 2015, the gross carrying value of goodwill was $2.2 billion and accumulated impairment was $2.1 billion. The company took an impairment charge of $2.1 billion in 2011 with no impairment charges in subsequent years. The net carrying amount of goodwill at March 31, 2015 and December 31, 2014 was $86.8 million.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015				December 31, 2014
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$—	$—	$—	$—	$221,681	$—	$221,681
Intangible assets with finite lives:
Customer-related and other	49,225	—	(31,798)	17,427	49,225	(31,153)	18,072
Trademarks	229,777	(109,910)	(5,376)	114,491	8,096	(5,315)	2,781
Total	$279,002	$(109,910)	$(37,174)	$131,918	$279,002	$(36,468)	$242,534

Prior to 2015, certain of our trademarks were not amortized because they had indefinite remaining useful lives as our intent was to continue to use these intangible assets indefinitely. During the first quarter of 2015, we approved the launch of DairyPure®; our fresh white milk national brand. In connection with the approval of the launch of DairyPure®; we changed our indefinite lived trademarks to finite lived, resulting in a triggering event for impairment testing purposes. Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million and related income tax benefit of $41.2 million in the first quarter of 2015. The remaining balance for these trademarks of $111.8 million will be amortized on a straight-line basis over the next five years, which is our estimate of the remaining useful life of these assets. The impairment charge is reported on a separate line item, impairment of intangible assets in our unaudited Condensed Consolidated Statements of Operations.
We estimated the fair value of these trademarks based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.
Amortization expense on intangible assets for the each of the three months ended March 31, 2015 and 2014 was $0.7 million. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2015	$25.4
2016	25.3
2017	24.7
2018	24.6
2019	24.5

5. Debt
Our outstanding debt as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015			December 31, 2014
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$14,500	2.68	%*	$70,301	2.93	%*
Senior notes due 2016	—	—		475,819	7.00
Senior notes due 2023	700,000	6.50		—	—
	714,500			546,120
Subsidiary debt obligations:
Senior notes due 2017	135,469	6.90		134,913	6.90
Receivables-backed facility	—	—		235,000	1.30
Capital lease and other	3,457	—		1,146	—
	138,926			371,059
	853,426			917,179
Less current portion	(1,188)			(698)
Total long-term portion	$852,238			$916,481

*	Represents a weighted average rate, including applicable interest rate margins, for the credit facility.
The scheduled debt maturities at March 31, 2015 were as follows (in thousands):

2015	$1,188
2016	865
2017	142,587
2018	586
2019	231
Thereafter	714,500
Subtotal	859,957
Less discounts	(6,531)
Total outstanding debt	$853,426
Dean Foods Company Senior Notes due 2023 — On February 25, 2015, we issued $700 million in aggregate principal amount of 6.50% senior notes due 2023 (the “2023 Notes”) at an issue price of 100% of the principal amount of the 2023 Notes in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to Regulation S under the Securities Act.
In connection with the issuance of the 2023 Notes, the Company paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.6 million, which were capitalized and will be amortized to interest expense over the remaining term of the 2023 Notes.
The 2023 Notes are senior unsecured obligations. Accordingly, the 2023 Notes rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our existing and future secured obligations, including obligations under our senior secured credit facility and receivables-backed facility, to the extent of the value of the collateral securing such obligations. The 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the senior secured credit facility.
The 2023 Notes will mature on March 15, 2023 and bear interest at an annual rate of 6.50%. Interest on the 2023 Notes will accrue from February 25, 2015 and is payable semi-annually in arrears in March and September of each year, commencing September 2015.
We may, at our option, redeem all or a portion of the 2023 Notes at any time on or after March 15, 2018 at the applicable redemption prices specified in the indenture governing the 2023 Notes (the "Indenture"), plus any accrued and unpaid interest to, but excluding, the applicable redemption date. We are also entitled to redeem up to 40% of the aggregate principal amount of the 2023 Notes before March 15, 2018 with the net cash proceeds that we receive from certain equity offerings at a redemption price equal to 106.5% of the principal amount of the 2023 Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, prior to March 15, 2018, we may redeem all or a portion of the 2023 Notes, at a redemption price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
If we undergo certain kinds of changes of control, holders of the 2023 Notes have the right to require us to repurchase all or any portion of such holder’s 2023 Notes at 101% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the date of repurchase.
The Indenture contains covenants that, among other things, limit our ability to: (i) create certain liens; (ii) enter into sale and lease-back transactions; (iii) assume, incur or guarantee indebtedness for borrowed money that is secured by a lien on certain principal properties (or on any shares of capital stock of our subsidiaries that own such principal property) without securing the 2023 Notes on a pari passu basis; and (iv) consolidate with or merge with or into, or sell, transfer, convey or lease all or substantially all of our properties and assets, taken as a whole, to another person.
We used the net proceeds from the 2023 Notes to redeem all of our outstanding senior unsecured notes due 2016, as described below, and to repay a portion of the outstanding borrowings under our senior secured credit facility and receivables-backed facility.
Senior Secured Credit Facility — In July 2013, we executed a credit agreement pursuant to which the lenders provided us with a five-year senior secured revolving credit facility in the amount of up to $750 million (the "Old Credit Facility"). The Old Credit Facility was amended in June 2014 and further amended in August 2014.
In March 2015, we terminated the Old Credit Facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issue costs of $5.2 million during the three months ended March 31, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our unaudited Condensed Consolidated Statements of Operations.
In March 2015, we executed a new credit agreement (the "Credit Agreement") pursuant to which the lenders have provided us with a five-year revolving credit facility in the amount of up to $450 million (the “New Credit Facility”). Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the New Credit Facility by up to $200 million without the consent of any lenders not participating in such increase, subject to specified conditions.  The New Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans. The New Credit Facility will terminate in March 2020.
In connection with the execution of the New Credit Facility, we paid certain arrangement fees of approximately $4.8 million to lenders and other fees of approximately $0.5 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Loans outstanding under the New Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.50% as of March 31, 2015) based on the Total Net Leverage Ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.50% as of March 31, 2015) based on the Total Net Leverage Ratio.
We may make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the agreement, we will be obligated to prepay the New Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds. The New Credit Facility is guaranteed by the our existing and future domestic material restricted subsidiaries (as defined in the agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables securitization subsidiaries (the “Guarantors”).
The New Credit Facility is secured by a first priority perfected security interest in substantially all of our assets and the assets of the Guarantors, whether consisting of personal, tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the Guarantors and (ii) 65% of the shares of capital stock of the Guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, (a) any real property with an individual net book value below $10 million, (b) the capital stock and any assets of any unrestricted subsidiary, (c) any capital stock of any direct or indirect subsidiary of Dean Holding Company ("Legacy Dean") which owns any real property, or (d) receivables sold pursuant to the receivables securitization facility.

 The Credit Agreement agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum senior secured net leverage ratio of 2.50x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x.
At March 31, 2015, there were outstanding borrowings of $14.5 million under the New Credit Facility. Our combined average daily balance during the three months ended March 31, 2015 under both the Old Credit Facility and New Credit Facility was $22.7 million. There were no letters of credit issued under the New Credit Facility as of March 31, 2015.
Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. In June 2014, the receivables-backed facility was modified to, among other things, increase the amount available for the issuance of letters of credit from $300 million to $350 million and to extend the liquidity termination date from March 2015 to June 2017. The receivables-backed facility was further amended in August 2014 to be consistent with the amended financial covenants under the credit agreement governing the Old Credit Facility.
In March 2015, the receivables-backed facility was further modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the consolidated and senior secured net leverage ratio requirements to be consistent with those contained in the Credit Agreement described above.
In connection with the modification of the receivable-backed facility, we paid certain arrangement fees of approximately $0.7 million to lenders, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Based on the monthly borrowing base formula, we had the ability to borrow up to $534.9 million of the total commitment amount under the receivables-backed facility as of March 31, 2015. The total amount of receivables sold to these entities as of March 31, 2015 was $599.6 million. During the first three months of 2015, we borrowed $635.0 million and repaid $870.0 million under the facility with no remaining drawn balance as of March 31, 2015. Excluding letters of credit in the aggregate amount of $164.8 million, the remaining available borrowing capacity was $370.1 million at March 31, 2015. Our average daily balance under this facility during the three months ended March 31, 2015 was $172.8 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio.
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate amount of subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We made installment payments in June of 2014 and 2013. As of March 31, 2015, the letter of credit has been reduced to $37.7 million.
Dean Foods Company Senior Notes due 2016 — In March 2015, we redeemed the remaining principal amount of $476.2 million of our outstanding Senior Notes due 2016 at a total redemption price of approximately $521.8 million. As a result, we recorded a $38.3 million pre-tax loss on early retirement of long-term debt in the first quarter of 2015, which consisted of debt redemption premiums and unpaid interest of $37.3 million, a write-off of unamortized long-term debt issue costs of $0.8 million and write-off of the remaining bond discount and interest rate swaps of approximately $0.2 million. The loss was recorded in the loss on early retirement of long-term debt line in our unaudited Condensed Consolidated Statements of Operations. The redemption was financed with proceeds from the issuance of the 2023 Notes.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding and matures in October 2017. The carrying value of these notes on March 31, 2015 was $135.5 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

See Note 6 for information regarding the fair value of the 2023 senior notes and the subsidiary senior notes due 2017 as of March 31, 2015.
Capital Lease Obligations and Other — Capital lease obligations as of March 31, 2015, included our land and building lease, as well as leases for equipment. As of December 31, 2014 capital lease obligations were comprised of a lease for land and building related to one of our production facilities. See Note 12.
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

At March 31, 2015 and December 31, 2014, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In thousands)
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	$758	$2	$4,095	$4,392
Total derivatives	$758	$2	$4,095	$4,392

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 is as follows (in thousands):

	Fair Value as of March 31, 2015	Level 1	Level 2	Level 3
Asset — Commodities contracts	$758	$—	$758	$—
Liability — Commodities contracts	4,095	—	4,095	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 is as follows (in thousands):

	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Asset — Commodities contracts	$2	$—	$2	$—
Liability — Commodities contracts	4,392	—	4,392	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our New Credit Facility, receivables-backed facility, and certain other debt are variable, their fair values approximate their carrying values.

The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$702,625	$—	$—
Dean Foods Company senior notes due 2016	—	—	475,819	507,140
Subsidiary senior notes due 2017	135,469	150,520	134,913	151,230
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$5	$—	$5	$—
Mutual funds	1,959	—	1,959	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$12	$—	$12	$—
Mutual funds	1,929	—	1,929	—
7. Common Stock and Share-Based Compensation
Cash Dividends— In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends of $0.07 per share ($0.28 per share annually). Quarterly dividends of $0.07 per share, totaling approximately $6.6 million and $6.5 million, were paid in March 2015 and March 2014, respectively. Our cash dividend policy is subject to modification, suspension or cancellation at any time.
Our authorized shares of capital stock include one million shares of preferred stock and 500 million shares of common stock with a par value of $0.01 per share.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended March 31, 2015. We repurchased 1,727,275 shares during the three months ended March 31, 2014. As of March 31, 2015, $275.0 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.

Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	3,691,567	$20.13
Granted	—	—
Forfeited and canceled	(67,589)	21.52
Exercised	(67,942)	16.56
Options outstanding at March 31, 2015	3,556,036	$20.17	2.6	$3,130,571
Options exercisable at March 31, 2015	3,543,688	$20.19	2.5	$2,594,178

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. During each of the three months ended March 31, 2015 and 2014, there were no stock options granted.
Restricted Stock Units — The following table summarizes RSU activity during the three months ended March 31, 2015:

	Employees	Directors	Total
RSUs at January 1, 2015	898,550	112,579	1,011,129
RSUs issued	362,426	44,821	407,247
Shares issued upon vesting of RSUs	(148,616)	(48,069)	(196,685)
RSUs canceled or forfeited(1)	(88,579)	(1,629)	(90,208)
RSUs outstanding at March 31, 2015	1,023,781	107,702	1,131,483
Weighted average grant date fair value	$15.36	$15.04	$15.33

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,036,331	$15.91
Granted	661,949	16.26
Converted/paid	(473,286)	16.40
Forfeited	(33,986)	15.65
Outstanding at March 31, 2015	1,191,008	$15.92

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014
	(In thousands)
Stock options	$61	$145
RSUs	2,160	1,208
Phantom Shares	684	342
Total	$2,905	$1,695

8. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and RSUs were not included in the computation of diluted loss per share for each of the three months ended March 31, 2015 or March 31, 2014, as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended March 31
	2015	2014
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Loss from continuing operations	$(73,651)	$(9,792)
Denominator:
Average common shares	94,222,243	94,398,665
Basic loss per share from continuing operations	$(0.78)	$(0.10)
Diluted earnings (loss) per share computation:
Numerator:
Loss from continuing operations	$(73,651)	$(9,792)
Denominator:
Average common shares — basic	94,222,243	94,398,665
Stock option conversion(1)	—	—
RSUs(2)	—	—
Average common shares — diluted	94,222,243	94,398,665
Diluted loss per share from continuing operations	$(0.78)	$(0.10)
(1) Anti-dilutive common shares excluded	3,104,628	4,244,244
(2) Anti-dilutive stock units excluded	440,375	297,726

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2015 were as follows (in thousands):

	Changes in Cash Flow Hedges	Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, December 31, 2014	$87	$(83,879)		$(1,191)	$(84,983)
Other comprehensive income (loss) before reclassifications	(87)	2,933		(170)	2,676
Amounts reclassified from accumulated other comprehensive loss(1)	—	(1,469)	(1)	—	(1,469)
Net current-period other comprehensive income (loss)	(87)	1,464		(170)	1,207
Balance, March 31, 2015	$—	$(82,415)		$(1,361)	$(83,776)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2014 were as follows (in thousands):

	Changes in Cash Flow Hedges		Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, December 31, 2013	$423		$(57,224)		$(389)	$(57,190)
Other comprehensive income (loss) before reclassifications	(16)		1,632		555	2,171
Amounts reclassified from accumulated other comprehensive loss	(220)	(1)	(927)	(2)	—	(1,147)
Net current-period other comprehensive income (loss)	(236)		705		555	1,024
Balance, March 31, 2014	$187		$(56,519)		$166	$(56,166)

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

10. Employee Retirement and Postretirement Benefits
We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multiemployer pension plans on behalf of our employees. All full-time union and non-union employees who have met requirements pursuant to the plans are eligible to participate in one or more of these plans.
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$908	$770
Interest cost	3,434	3,495
Expected return on plan assets	(4,938)	(4,690)
Amortizations:
Prior service cost	214	197
Unrecognized net loss	2,136	1,276
Net periodic benefit cost	$1,754	$1,048

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$205	$206
Interest cost	364	416
Amortizations:
Prior service cost	23	16
Unrecognized net loss	16	19
Net periodic benefit cost	$608	$657

11. Asset Impairment Charges and Facility Closing and Reorganization Costs
Asset Impairment Charges
We evaluate our long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. As a result of certain changes to our business and plans for consolidating our production network, we evaluated the impact that we expect these changes to have on our projected future cash flows as of March 31, 2015.
Testing the assets for recoverability involved developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. Other inputs were based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets. As the inputs for testing for recoverability are largely based on management’s judgments and are not generally observable in active markets, we consider such measurements to be Level 3 measurements in the fair value hierarchy. See Note 6.

The results of our analysis indicated no impairment of our plant, property and equipment for the three months ended March 31, 2015 and 2014. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended March 31
	2015	2014
	(In thousands)
Closure of facilities(1)	$1,245	$977
Total	$1,245	$977

(1)
These charges in 2015 and 2014 primarily relate to facility closures in Riverside, California; Delta, Colorado; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; Shreveport, Louisiana; Mendon, Massachusetts; and Sheboygan, Wisconsin; as well as other approved closures. We have incurred $46.5 million of charges related to these initiatives through March 31, 2015. We expect to incur additional charges related to these facility closures of approximately $5.5 million related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

Activity with respect to facility closing and reorganization costs during the three months ended March 31, 2015 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2014	Charges and Adjustments	Payments	Accrued Charges at March 31, 2015
	(In thousands)
Cash charges:
Workforce reduction costs	$1,283	$731	$(128)	$1,886
Shutdown costs	—	729	(729)	—
Lease obligations after shutdown	6,855	144	(465)	6,534
Other	—	112	(112)	—
Subtotal	$8,138	1,716	$(1,434)	$8,420
Noncash charges:
Other, net		(471)
Total charges		$1,245

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
Contingent Obligations Related to Milk Supply Arrangements — In 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of accelerated cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.
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
Litigation, Investigations and Audits
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision; and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc; the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. There are now various motions and briefs pending before the district court, including defendants’ motion for summary judgment on grounds previously raised but not yet decided, and plaintiffs’ motion for class certification. The district court is scheduled to hear argument on these and other related issues in June 2015.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). This case was voluntarily dismissed, and the same plaintiffs filed a nearly identical complaint on January 17, 2013. The allegations in this complaint are similar to those in both the retailer action and the 2009 indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss, and on September 11, 2014, the district court granted in part and denied in part that motion, dismissing the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. The parties have jointly proposed that further proceedings (including any discovery) in this case be deferred until after the district court rules on the summary judgment and class certification issues in the Tennessee retailer action.
At this time, it is not possible for us to predict the ultimate outcome of these matters. In addition to the pending legal proceedings set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with these other matters are not expected to have a material adverse impact on our financial position, results of operations, or cash flows.
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
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three months ended March 31, 2015 and 2014, respectively. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16% and 17% of our consolidated net sales in the three months ended March 31, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report on Forn 10-K"), and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.
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
We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, our recently launched national white milk brand; and TruMoo®, a leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena ®, Berkeley Farms ®, Country Fresh ®, Dean’s ®, Garelick Farms ®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms ®, Mayfield ®, McArthur ®, Meadow Gold®, Oak Farms ®, PET ® (licensed brand), T.G. Lee ®, Tuscan ® and more. In all, we have more than 50 local and regional dairy brands and private labels. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our products are sold primarily on a local or regional basis through local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.
Recent Developments
Launch of DairyPure® — In April 2015, we launched the first and largest fresh, white milk national brand - DairyPure®. We believe DairyPure® will reinvigorate the dairy case and provides a number of clear benefits for the category, our retail customers, consumers and us. For the category, with its unprecedented scale, DairyPure® provides a national platform to educate consumers on the health and nutrition benefits of conventional white milk as a cost-effective source of protein in their diets. For our retail customers, DairyPure® enhances their efficiency and effectiveness and enables them to advertise the same branded features across the United States. For the consumer, DairyPure® is on trend with their desire for clean label, locally sourced, fresh, protein and nutrient packed products. DairyPure® is an easy transition for them, building on the regional brands they already know and value. For us, DairyPure® provides a rational platform for advertising and promotional spending.
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

	Three Months Ended March 31
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,050.8	100.0%	$2,341.0	100.0%
Cost of sales	1,572.5	76.7	1,924.8	82.2
Gross profit(1)	478.3	23.3	416.2	17.8
Operating costs and expenses:
Selling and distribution	338.2	16.5	339.4	14.5
General and administrative	87.5	4.3	72.3	3.1
Amortization of intangibles	0.7	—	0.7	—
Facility closing and reorganization costs	1.2	0.1	1.0	—
Impairment of intangible assets	109.9	23.0	—	—
Litigation settlements	—	—	(2.5)	(0.1)
Total operating costs and expenses	537.5	26.2	410.9	17.6
Operating income (loss)	$(59.2)	(2.9)%	$5.3	0.2%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014
Net Sales — The change in net sales was due to the following:

Three Months Ended March 31, 2015 vs. 2014
(In millions)
Volume	$(76.8)
Pricing and product mix changes	(213.4)
Total decrease	$(290.2)

Net sales decreased $290.2 million, or 12.4%, during the first quarter of 2015 as compared to the first quarter of 2014, primarily due to decreased pricing, as a result of significant declines in dairy commodity costs from year-ago levels. On average, during the first quarter of 2015, the Class I raw milk price was approximately 25% below prior-year levels. Net sales were further impacted by a sales volume decline of 3.3% from year-ago levels, as a result of pricing levels remaining relatively high, despite year-over-year declines, as retailers restore greater profitability to the dairy case. Volume declines across our fluid milk business, which accounted for approximately 74% of our total sales volume, were most significant across our portfolio of branded white milk. Volumes also declined across all channel business, except food service.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2015 in comparison to the first quarter of 2014:

	Three Months Ended March 31*
	2015	2014	% Change
Class I mover(1)	$16.79	$22.38	(25.0)%
Class I raw skim milk mover(1)(2)	10.57	16.51	(36.0)
Class I butterfat mover(2)(3)	1.88	1.84	2.2
Class II raw skim milk minimum(1)(4)	9.09	17.15	(47.0)
Class II butterfat minimum(3)(4)	1.79	1.95	(8.2)

*
The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2014 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased by 18.3% in the first quarter of 2015 compared to the first quarter of 2014, primarily due to decreased dairy commodity costs. The Class I raw milk price was approximately 25% below prior year levels. In addition this decrease was due to our ongoing cost and efficiency initiatives and lower sales volumes.
Gross Profit — Our gross profit percentage increased to 23.3% in the first quarter of 2015 as compared to 17.8% in the first quarter of 2014. This increase was primarily due to declining commodity costs and pricing mechanisms for our Class II products, price adjustments for our private label products, pricing actions and increased margin pool for our branded products, and declining shrink costs resulting from the decline in dairy commodity costs. Increases to gross profit were partially offset by volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses increased by 30.8% in the first quarter of 2015 as compared to the first quarter of 2014. Significant changes within operating costs and expenses in the first quarter of 2015 include the following:

•
General and administrative costs increased $15.2 million primarily due to higher incentive based compensation associated with higher earnings in first quarter of 2015 as compared to the first quarter of 2014.

•	Selling and distribution costs decreased $1.2 million primarily due to the impact of lower sales volumes.

•	Facility closing and reorganization costs increased by $0.2 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment of intangibles assets of $109.9 million. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other (income) expense increased by $45.0 million during the first quarter of 2015 as compared to the first quarter of 2014. This increase in expense was primarily due to the loss on early retirement of long term debt of $43.6 million recorded on the early retirement of our 2016 senior notes and extinguishment of our Old Credit Facility, which occurred during the first quarter of 2015. Additionally, interest expense increased by $1.5 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to a higher average weighted debt maturity profile resulting from the issuance of our 2023 senior notes. See Note 5 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt activities during the quarter.
Income Taxes — Income tax benefit was recorded at an effective rate of 38.1% for the first quarter of 2015 compared to income tax expense at a (4.1)% effective tax rate for the first quarter of 2014. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first quarter of 2014, our effective tax rate was also impacted by several sate law changes.
Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $450 million senior secured revolving credit facility and our amended $550 million receivables-backed facility, together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our cost reduction initiatives. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. As discussed below, we have also instituted a regular quarterly cash dividend policy and began repurchasing shares of our common stock opportunistically.
Under our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we expect to pay quarterly dividends of $0.07 per share ($0.28 per share annually). Quarterly dividends totaling approximately $6.6 million and $6.5 million were paid in March 2015 and March 2014, respectively. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Please see “Note 7 to our unaudited Condensed Consolidated Financial Statements” above for additional details regarding the dividend policy.
Additionally, since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended March 31, 2015, and we repurchased 1,727,275 shares during the three months ended March 31, 2014 for $25.0 million. The repurchase was funded using borrowings under both the receivables-backed facility and the senior secured credit facility. As of March 31, 2015, $275.0 million was available for repurchases under this program (excluding fees and commissions). Management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
As of March 31, 2015, $10.8 million of our total cash on hand of $30.1 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations. However, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements for the next twelve months.
At March 31, 2015, we had $852.2 million of outstanding long-term debt obligations. We had total cash on hand of $30.1 million and an additional $805.6 million of combined available future borrowing capacity under our senior secured credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Dean Foods Company Senior Notes due 2023 — On February 25, 2015, we issued $700 million in aggregate principal amount of 6.50% senior notes due 2023 (the “2023 Notes”) at an issue price of 100% of the principal amount of the 2023 Notes in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to Regulation S under the Securities Act.
In connection with the issuance of the 2023 Notes, the Company paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.6 million, which were capitalized and will be amortized to interest expense over the remaining term of the 2023 Notes.
The 2023 Notes are senior unsecured obligations. Accordingly, the 2023 Notes rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our existing and future secured obligations, including obligations under our senior secured credit facility and receivables-backed facility, to the extent of the value of the collateral securing such obligations. The 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the senior secured credit facility.
The 2023 Notes will mature on March 15, 2023 and bear interest at an annual rate of 6.50%. Interest on the 2023 Notes will accrue from February 25, 2015 and is payable semi-annually in arrears in March and September of each year, commencing September 2015.
We may, at our option, redeem all or a portion of the 2023 Notes at any time on or after March 15, 2018 at the applicable redemption prices specified in the indenture governing the 2023 Notes (the "Indenture"), plus any accrued and unpaid interest to, but excluding, the applicable redemption date. We are also entitled to redeem up to 40% of the aggregate principal amount of the 2023 Notes before March 15, 2018 with the net cash proceeds that we receive from certain equity offerings at a redemption price equal to 106.5% of the principal amount of the 2023 Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, prior to March 15, 2018, we may redeem all or a portion of the 2023 Notes, at a redemption price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
If we undergo certain kinds of changes of control, holders of the 2023 Notes have the right to require us to repurchase all or any portion of such holder’s 2023 Notes at 101% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the date of repurchase.
The Indenture contains covenants that, among other things, limit our ability to: (i) create certain liens; (ii) enter into sale and lease-back transactions; (iii) assume, incur or guarantee indebtedness for borrowed money that is secured by a lien on certain principal properties (or on any shares of capital stock of our subsidiaries that own such principal property) without securing the 2023 Notes on a pari passu basis; and (iv) consolidate with or merge with or into, or sell, transfer, convey or lease all or substantially all of our properties and assets, taken as a whole, to another person.
We used the net proceeds from the 2023 Notes to redeem all of our outstanding senior unsecured notes due 2016, as described below, and to repay a portion of the outstanding borrowings under our senior secured credit facility and receivables-backed facility.
Senior Secured Credit Facility — In July 2013, we executed a credit agreement pursuant to which the lenders provided us with a five-year senior secured revolving credit facility in the amount of up to $750 million (the "Old Credit Facility"). The Old Credit Facility was amended in June 2014 and further amended in August 2014.
In March 2015, we terminated the Old Credit Facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issue costs of $5.2 million during the three months ended March 31, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our unaudited Consolidated Statements of Operations.
In March 2015, we executed a new credit agreement (the "Credit Agreement") pursuant to which the lenders have provided us with a five-year revolving credit facility in the amount of up to $450 million (the “New Credit Facility”). Under the Credit Agreement, we had the right to request an increase of the aggregate commitments under the New Credit Facility by up to $200 million without the consent of any lenders not participating in such increase, subject to specified conditions.  The New Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans. The New Credit Facility will terminate in March 2020.
In connection with the execution of the New Credit Facility, we paid certain arrangement fees of approximately $4.8 million to lenders and other fees of approximately $0.5 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Loans outstanding under the New Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.50% as of March 31, 2015) based on the Total Net Leverage Ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.50% as of March 31, 2015) based on the Total Net Leverage Ratio.
We may make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the agreement, we will be obligated to prepay the New Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty and insurance proceeds. The New Credit Facility is guaranteed by the our existing and future domestic material restricted subsidiaries (as defined in the agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables securitization subsidiaries (the “Guarantors”).
The New Credit Facility is secured by a first priority perfected security interest in substantially all of our assets and the assets of the Guarantors, whether consisting of personal, tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the Guarantors and (ii) 65% of the shares of capital stock of the Guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, (a) any real property with an individual net book value below $10 million, (b) the capital stock and any assets of any unrestricted subsidiary, (c) any capital stock of any direct or indirect subsidiary of Dean Holding Company ("Legacy Dean") which owns any real property, or (d) receivables sold pursuant to the receivables securitization facility.
 The Credit Agreement agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum senior secured net leverage ratio of 2.50x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x.
At March 31, 2015, there were outstanding borrowings of $14.5 million under the New Credit Facility. Our average daily balance under the New Credit Facility during the three months ended March 31, 2015 was $22.7 million. There were no letters of credit issued under the New Credit Facility as of March 31, 2015.
Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. In June 2014, the receivables-backed facility was modified to, among other things, increase the amount available for the issuance of letters of credit from $300 million to $350 million and to extend the liquidity termination date from March 2015 to June 2017. The receivables-backed facility was further amended in August 2014 to be consistent with the amended financial covenants under the credit agreement governing the Old Credit Facility.
In March 2015, the receivables-backed facility was further modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the consolidated and senior secured net leverage ratio requirements to be consistent with those contained in the Credit Agreement described above.
In connection with the modification of the receivable-backed facility, we paid certain arrangement fees of approximately $0.7 million to lenders, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
There were no outstanding borrowings under the receivables-backed facility, as amended, as of March 31, 2015. Excluding letters of credit in the aggregate amount of $164.8 million that were issued but undrawn, resulting in remaining available borrowing capacity of $370.1 million at March 31, 2015. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin.
At May 4, 2015, we had no outstanding borrowings under the senior secured revolving credit facility and the receivables-backed facility, excluding letters of credit in the aggregate amount of $164.8 million that were issued but undrawn.
Dean Foods Company Senior Notes due 2016 — In March 2015, we redeemed the remaining principal amount of $476.2 million of our outstanding Senior Notes due 2016 at a total redemption price of approximately $521.8 million. As a result, we recorded a $38.3 million pre-tax loss on early extinguishment of debt in the first quarter of 2015, which consisted of debt redemption premiums of $37.3 million, a write-off of unamortized long-term debt issue costs of $0.8 million and write-off of the remaining bond discount and interest rate swaps of approximately $0.2 million. The loss was recorded in the loss on early retirement of long-term debt line in our unaudited Consolidated Statements of Operations. The redemption was financed with proceeds from the issuance of the 2023 Notes.
Our leverage ratio at March 31, 2015 was 3.35 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our credit agreement and the purchase agreement governing our receivables-backed facility, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $50 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the credit agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.
Our interest coverage ratio at March 31, 2015 was 4.28 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters, as defined in our credit agreement. As described in more detail in our credit agreement and the purchase agreement governing our receivables-backed facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.
We are currently in compliance with all covenants under our credit agreements.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31
	2015	2014	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$157,579	$32,799	$124,780
Investing activities	(17,666)	(26,663)	8,997
Financing activities	(125,811)	35,111	(160,922)
Effect of exchange rate changes on cash and cash equivalents	(408)	(258)	(150)
Net increase in cash and cash equivalents	$13,694	$40,989	$(27,295)

Operating Activities
Net cash provided by operating activities was $157.6 million for the three months ended March 31, 2015 compared to net cash provided by operating activities of $32.8 million for the three months ended March 31, 2014. The increase was primarily due to higher gross profit during the three months ended March 31, 2015, compared to the same period ended March 31, 2014. Additionally, the increase was attributable to the early receipt of our 2014 income tax refund of $56 million during the three months ended March 31, 2015.
Investing Activities
Net cash used in investing activities decreased by $9.0 million in the three months ended March 31, 2015 in comparison to the three months ended March 31, 2014 and is primarily attributable to decreased capital expenditures.
Financing Activities
Net cash used in financing activities of $125.8 million in the three months ended March 31, 2015 changed from net cash provided by financing activities of $35.1 million in the year-ago period. This change was driven by net debt payments of $291.4 million in the first quarter of 2015 as compared to net proceeds from borrowings of $65.5 million for the first quarter of 2014. In addition, we made payments on the early retirement of long-term debt of $513.5 million, off-set by proceeds from the issuance of $700 million aggregate principal amount of the 2023 Notes.
Contractual Obligations
The following is an update, as of March 31, 2015, to certain contractual obligations for indebtedness, and related cash interest payments, from those reported in our 2014 Annual Report on Form 10-K:

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Senior secured credit facility	$14.5	$—	$—	$—	$—	$—	$14.5
Dean Foods Company senior notes(1)	700.0	—	—	—	—	—	700.0
Interest payments (2)	428.3	61.1	62.5	60.5	49.1	47.9	147.2
Total	$1,142.8	$61.1	$62.5	$60.5	$49.1	$47.9	$861.7

(1)	Represents face amount.

(2)
Includes fixed rate interest obligations and interest on variable rate debt based on the rates in effect at March 31, 2015. Interest that may be due in the future on variable rate borrowings under the senior secured credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

Obligations for Indebtedness and Related Interest Payments — In March 2015, we executed a new credit agreement pursuant to which the lenders have provided us with a five-year revolving credit facility in the amount of up to $450 million. Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the New Credit Facility by up to $200 million without the consent of any lenders not participating in such increase, subject to specified conditions. The New Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans. The New Credit Facility replaced our prior credit facility and will terminate in March 2020.
In March 2015, the receivables-backed facility was further modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the consolidated and senior secured net leverage ratio requirements to be consistent with those contained in the Credit Agreement described above. There were no outstanding borrowings under the receivables-backed facility at March 31, 2015.
On February 25, 2015, we issued $700 million in aggregate principal amount of 6.50% senior notes due 2023 at an issue price of 100% of the principal amount of the 2023 Notes in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and in offshore transactions pursuant to Regulation S under the Securities Act. We used the net proceeds from the 2023 Notes to redeem all of our outstanding senior unsecured notes due 2016.
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
We expect to contribute approximately $5.4 million to the pension plans and approximately $2.6 million to the postretirement health plans in 2015.
Other Commitments and Contingencies
In 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our related milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of accelerated cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.
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
On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. We have also instituted a regular quarterly cash dividend policy and may repurchase shares of our common stock opportunistically.

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
Prices for conventional raw milk were 25% lower than the first quarter of the prior year and declined 29% sequentially from the fourth quarter of 2014. From a near-term perspective, raw milk costs are leveling and stabilizing. For the second half of 2015, we expect raw milk costs to gradually and sequentially increase, but the global milk production growth and reduced import demand should mitigate significant upside price risk to the Class I price. However, given the multitude of factors that influence the dairy commodity environment, we believe prices remain volatile.

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
Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. For 2015, we expect our fuel and resin costs to be lower than the prior year.
Retail and Customer Environment and Fluid Milk Volumes
As conventional raw milk prices have fallen, retailers have restored some of the margin over milk (the difference between retail milk prices and the cost of raw milk). With raw milk costs declining rapidly and retailers only marginally reflecting lower private label retail prices on the shelf, we expected soft volume categories in the first quarter of 2015. As a result, we continued our focus on net price realization within our branded portfolio. With this focus, we realized increased profitability in our branded white milk portfolio in the first quarter of 2015 compared to the first quarter of the prior year, despite a volume decline of low single digits.

The fluid milk industry remains highly competitive. Fluid milk category volumes remained soft, and overall category volume declines have continued. Total volumes across all products declined 3% during the first quarter of 2015 as compared to the prior year with a modest deterioration from our run rate in the second half of 2014. We expect to continue to experience volume declines in fluid milk, in line with recent category trends, that will drive low single digit declines for our total volume performance in the second quarter of 2015. In terms of our branded versus private-label mix, our first quarter of 2015 branded white milk volumes were approximately 35%.

Tax Rate
Income tax benefit for the first three months of 2015 was recorded at an effective rate of 38.1%. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.
See “Part I — Item 1A — Risk Factors” in our 2014 Annual Report on Form 10-K, "Part II — Item 1A — Risk Factors" below, and elsewhere in this Form 10-Q herein for a description of various other risks and uncertainties concerning our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2014 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2015.
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

Part II — Other Information
Item 1. Legal Proceedings
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision; and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc; the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. There are now various motions and briefs pending before the district court, including defendants’ motion for summary judgment on grounds previously raised but not yet decided, and plaintiffs’ motion for class certification. The district court is scheduled to hear argument on these and other related issues in June 2015.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). This case was voluntarily dismissed, and the same plaintiffs filed a nearly identical complaint on January 17, 2013. The allegations in this complaint are similar to those in both the retailer action and the 2009 indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss, and on September 11, 2014, the district court granted in part and denied in part that motion, dismissing the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. The parties have jointly proposed that further proceedings (including any discovery) in this case be deferred until after the district court rules on the summary judgment and class certification issues in the Tennessee retailer action.
At this time, it is not possible for us to predict the ultimate outcome of these matters. In addition to the pending legal proceedings set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with these other matters are not expected to have a material adverse impact on our financial position, results of operations, or cash flows.
Other
We have settled with substantially all states in regards to our obligations under state unclaimed property laws, the results of which did not have a material adverse impact on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2014 Annual Report on Form 10-K.

Item 6. Exhibits

4.1
Indenture, dated as of February 25, 2015, between Dean Foods Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 3, 2015).

10.1
Credit Agreement, dated as of March 26, 2015 among Dean Foods Company; Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; CoBank, ACB, Suntrust Robinson Humphrey, Inc., Coöperatieve Centrale Raiffeisen - Boerenleenbank, B.A. “Rabobank Nederland,” New York Branch, Credit Agricole Corporate & Investment Bank, and PNC Bank, National Association, as Co-Documentation Agents; and certain other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 27, 2015).

10.2
Seventh Amended and Restated Receivables Purchase Agreement, dated as of March 26, 2015, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. “Rabobank International”, New York Branch, as Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 27, 2015).

10.3	Dean Foods Company 2015 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2015).
10.4(1)	Letter Agreement between Dean Foods Company and Marc Kesselman dated January 16, 2015 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

DEAN FOODS COMPANY

/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President Investor Relations and Chief Accounting Officer
May 11, 2015

Exhibit Index

4.1
Indenture, dated as of February 25, 2015, between Dean Foods Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 3, 2015).

10.1
Credit Agreement, dated as of March 26, 2015 among Dean Foods Company; Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; CoBank, ACB, Suntrust Robinson Humphrey, Inc., Coöperatieve Centrale Raiffeisen - Boerenleenbank, B.A. “Rabobank Nederland,” New York Branch, Credit Agricole Corporate & Investment Bank, and PNC Bank, National Association, as Co-Documentation Agents; and certain other lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 27, 2015).

10.2
Seventh Amended and Restated Receivables Purchase Agreement, dated as of March 26, 2015, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. “Rabobank International”, New York Branch, as Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 27, 2015).

10.3	Dean Foods Company 2015 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2015).
10.4(1)	Letter Agreement between Dean Foods Company and Marc Kesselman dated January 16, 2015 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS XBRL Instance Document(1).
101.SCH XBRL Taxonomy Extension Schema Document(1).
101.CAL XBRL Taxonomy Calculation Linkbase Document(1).
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(1).
101.LAB XBRL Taxonomy Label Linkbase Document(1).
101.PRE XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Submitted electronically herewith.