Form 10-Q
period 2015-09-30
DEAN FOODS CO
filed 2015-11-09
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 4, 2015, the number of shares of the registrant's common stock outstanding was: 91,357,395.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$63,767	$16,362
Receivables, net allowances of $15,317 and $14,850	656,271	747,630
Income tax receivable	12,058	64,443
Inventories	252,095	251,831
Deferred income taxes	47,215	50,362
Prepaid expenses and other current assets	37,600	49,432
Total current assets	1,069,006	1,180,060
Property, plant and equipment, net	1,137,991	1,172,596
Goodwill	86,841	86,841
Identifiable intangible and other assets, net	167,794	294,724
Deferred income taxes	35,179	35,415
Total	$2,496,811	$2,769,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$738,609	$774,900
Current portion of debt	1,392	698
Current portion of litigation settlements	18,195	18,853
Total current liabilities	758,196	794,451
Long-term debt	839,374	916,481
Deferred income taxes	97,640	137,944
Other long-term liabilities	265,548	276,318
Long-term litigation settlements	—	17,124
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,294,136 and 94,080,840 shares issued and outstanding, with a par value of $0.01 per share	913	941
Additional paid-in capital	684,973	752,375
Accumulated deficit	(68,003)	(41,015)
Accumulated other comprehensive loss	(81,830)	(84,983)
Total stockholders’ equity	536,053	627,318
Total	$2,496,811	$2,769,636

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net sales	$2,033,693	$2,373,280	$6,099,161	$7,108,189
Cost of sales	1,541,705	1,956,480	4,633,223	5,876,126
Gross profit	491,988	416,800	1,465,938	1,232,063
Operating costs and expenses:
Selling and distribution	347,493	337,346	1,023,769	1,011,657
General and administrative	84,916	69,728	259,635	212,804
Amortization of intangibles	6,401	714	15,313	2,175
Facility closing and reorganization costs	2,709	2,805	9,362	4,510
Impairment of intangible assets	—	—	109,910	—
Litigation settlements	—	—	—	(2,521)
Impairment of long-lived assets	—	7,400	—	7,400
Other operating income	—	—	—	(4,535)
Total operating costs and expenses	441,519	417,993	1,417,989	1,231,490
Operating income (loss)	50,469	(1,193)	47,949	573
Other (income) expense:
Interest expense	17,003	15,233	50,505	45,477
Loss on early retirement of long- term debt	—	—	43,609	—
Other income, net	(964)	(487)	(1,704)	(760)
Total other expense	16,039	14,746	92,410	44,717
Income (loss) from continuing operations before income taxes	34,430	(15,939)	(44,461)	(44,144)
Income tax expense (benefit)	14,197	(803)	(17,562)	(18,253)
Income (loss) from continuing operations	20,233	(15,136)	(26,899)	(25,891)
Loss from discontinued operations, net of tax	—	(836)	—	(836)
Gain (loss) on sale of discontinued operations, net of tax	—	—	(89)	1,154
Net income (loss)	$20,233	$(15,972)	$(26,988)	$(25,573)
Average common shares:
Basic	93,254,547	93,797,183	93,950,693	93,916,848
Diluted	93,816,178	93,797,183	93,950,693	93,916,848
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.22	$(0.16)	$(0.29)	$(0.28)
Income (loss) from discontinued operations	—	(0.01)	—	0.01
Net income (loss)	$0.22	$(0.17)	$(0.29)	$(0.27)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.22	$(0.16)	$(0.29)	$(0.28)
Income (loss) from discontinued operations	—	(0.01)	—	0.01
Net income (loss)	$0.22	$(0.17)	$(0.29)	$(0.27)
Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net income (loss)	$20,233	$(15,972)	$(26,988)	$(25,573)
Other comprehensive income (loss):
Cumulative translation adjustments	(808)	(430)	(1,169)	291
Net change in fair value of derivative instruments, net of tax	—	(16)	(87)	(101)
Net pension and other postretirement liability adjustment, net of tax	1,435	930	4,409	2,467
Reclassification to income statement related to de-designation of cash flow hedges	—	—	—	(220)
Other comprehensive income	627	484	3,153	2,437
Comprehensive income (loss)	$20,860	$(15,488)	$(23,835)	$(23,136)

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, December 31, 2014	94,080,840	$941	$752,375	$(41,015)	$(84,983)	$627,318
Issuance of common stock, net of tax impact of share-based compensation	378,878	4	(963)	—	—	(959)
Share-based compensation expense	—	—	6,548	—	—	6,548
Repurchase of common stock	(3,165,582)	(32)	(52,978)	—	—	(53,010)
Dividends			(20,009)	—	—	(20,009)
Net loss	—	—	—	(26,988)	—	(26,988)
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $54	—	—	—	—	(87)	(87)
Cumulative translation adjustment	—	—	—	—	(1,169)	(1,169)
Pension and other postretirement benefit liability adjustment, net of tax of $2,757	—	—	—	—	4,409	4,409
Balance, September 30, 2015	91,294,136	$913	$684,973	$(68,003)	$(81,830)	$536,053

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2013	94,831,377	$948	$791,276	$(20,719)	$(57,190)	$714,315
Issuance of common stock, net of tax impact of share-based compensation	716,625	7	5,453	—	—	5,460
Share-based compensation expense	—	—	3,214	—	—	3,214
Repurchase of common stock	(1,727,275)	(17)	(24,983)	—	—	(25,000)
Dividends	—	—	(19,654)	—	—	(19,654)
Net loss	—	—	—	(25,573)	—	(25,573)
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $31	—	—	—	—	(101)	(101)
Amounts reclassified to income statement related to de-designation of cash flow hedges, net of tax benefit of $139	—	—	—	—	(220)	(220)
Cumulative translation adjustment	—	—	—	—	291	291
Pension and other postretirement benefit liability adjustment, net of tax of $2,110	—	—	—	—	2,467	2,467
Balance, September 30, 2014	93,820,727	$938	$755,306	$(46,292)	$(54,753)	$655,199

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30
	2015	2014
Cash flows from operating activities:
Net loss	$(26,988)	$(25,573)
Loss from discontinued operations, net of tax	—	836
(Gain) loss on sale of discontinued operations, net of tax	89	(1,154)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	131,975	122,649
Share-based compensation expense	11,751	6,802
Gain on divestitures and other, net	(2,606)	(6,391)
Impairment of long-lived assets	—	7,400
Impairment of intangible assets	109,910	—
Loss on early retirement of long-term debt	43,609	—
Deferred income taxes	(42,066)	56,623
Litigation settlements	—	(2,521)
Other, net	3,165	3,079
Changes in operating assets and liabilities:
Receivables, net	89,381	(25,679)
Inventories	(264)	(16,666)
Prepaid expenses and other assets	18,406	16,573
Accounts payable and accrued expenses	(47,715)	(44,078)
Income tax receivable/payable	52,234	(25,224)
Long-term litigation settlements	(18,853)	(18,605)
Net cash provided by operating activities	322,028	48,071
Cash flows from investing activities:
Payments for property, plant and equipment	(80,629)	(89,486)
Proceeds from sale of fixed assets	15,822	18,688
Net cash used in investing activities	(64,807)	(70,798)
Cash flows from financing activities:
Repayments of debt, net	(1,028)	(498)
Early retirement of long-term debt	(476,188)	—
Premiums paid on early retirement of debt	(37,309)	—
Payments of financing costs	(16,836)	(3,233)
Proceeds from senior secured revolver	355,970	1,865,745
Payments for senior secured revolver	(426,271)	(1,868,035)
Proceeds from receivables-backed facility	685,000	1,836,000
Payments for receivables-backed facility	(920,000)	(1,754,000)
Proceeds from issuance of 2023 notes	700,000	—
Common stock repurchase	(53,010)	(25,000)
Cash dividends paid	(19,784)	(19,654)
Issuance of common stock, net of share repurchases for withholding taxes	891	5,296
Tax savings on share-based compensation	186	332
Net cash provided by (used in) financing activities	(208,379)	36,953
Effect of exchange rate changes on cash and cash equivalents	(1,437)	(607)
Increase in cash and cash equivalents	47,405	13,619
Cash and cash equivalents, beginning of period	16,362	16,762
Cash and cash equivalents, end of period	$63,767	$30,381
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
1. General
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of fluid milk and other dairy and dairy case products in the United States. We have aligned our leadership teams, operating strategies and supply chain initiatives under a single operating and reportable segment. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products across the United States. Our portfolio includes DairyPure®, our recently launched national white milk brand, and TruMoo®, a leading national flavored milk brand, along with well-known regional dairy brands. In all, we have more than 50 local and regional dairy brands and private labels.
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 17, 2015. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and nine month periods ended September 30, 2015 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.
Unless otherwise indicated, references in this report to “we,” “us,” “our” or "the Company" refer to Dean Foods Company and its subsidiaries, taken as a whole.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We were required to adopt the standard prospectively for new disposals and new classifications of disposal groups as held for sale beginning the first quarter of 2015. The adoption of this standard had no material impact on our financial statements as of September 30, 2015.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. This standard also permits early adoption, but not before the original effective date of December 15, 2016. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
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
In January 2015, the FASB issued ASU No. 2015-01, Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective for annual periods ending after December 15, 2015. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies ASU 2015-03 by allowing the presentation of debt issuance costs related to a line-of-credit to be recorded as an asset instead of as a direct deduction of the carrying amount of the debt liability as required by ASU 2015-03, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective immediately. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory - Simplifying the Measurement of Inventory. Under ASU 2015-11, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, where net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU should be applied prospectively and will be effective beginning January 1, 2017 with early adoption permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
2. Discontinued Operations
WhiteWave — We separated The WhiteWave Foods Company ("WhiteWave") from the Company in a series of three transactions: an initial public offering for 13.3% of the WhiteWave common stock in the fourth quarter of 2012 (the "WhiteWave IPO"); a tax-free spin-off of 66.8% of the WhiteWave common stock in the second quarter of 2013; and a tax-free debt-for-equity exchange of 19.9% of the WhiteWave common stock in the third quarter of 2013. Refer to Note 2 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K for more information about the WhiteWave separation. While we were a party to certain commercial agreements with WhiteWave, we have determined that the continuing cash flows generated by these agreements, which ended in June 2015, did not constitute significant continuing involvement in the operations of WhiteWave and are not reflected in results from discontinued operations for the three and nine months ended September 30, 2015 and September 30, 2014.
Other Discontinued Operations — During the nine months ended September 30, 2015, we recognized a $0.1 million charge, net of tax, for activity related to prior discontinued operations. During the three and nine months ended September 30, 2014, we recognized net losses from discontinued operations of $0.8 million, and net gains from discontinued operations of $0.3 million, respectively, from the finalization of certain pre-separation tax items related to WhiteWave and favorable taxing authority settlements related to Morningstar and other discontinued operations.
3. Inventories
Inventories, net of obsolescence reserves of $1.0 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively, consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$101,681	$100,587
Finished goods	150,414	151,244
Total	$252,095	$251,831

4. Goodwill and Intangible Assets
As of September 30, 2015, the gross carrying value of goodwill was $2.2 billion and accumulated impairment was $2.1 billion. The company took an impairment charge of $2.1 billion in 2011 with no impairment charges in subsequent years. The net carrying amount of goodwill at each of September 30, 2015 and December 31, 2014 was $86.8 million.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015				December 31, 2014
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$—	$—	$—	$—	$221,681	$—	$221,681
Intangible assets with finite lives:
Customer-related and other	49,225	—	(33,087)	16,138	49,225	(31,153)	18,072
Trademarks	229,777	(109,910)	(18,695)	101,172	8,096	(5,315)	2,781
Total	$279,002	$(109,910)	$(51,782)	$117,310	$279,002	$(36,468)	$242,534

Prior to 2015, certain of our trademarks were not amortized because they had indefinite remaining useful lives as our intent was to continue to use these intangible assets indefinitely. During the first quarter of 2015, we approved the launch of DairyPure®, our fresh white milk national brand. In connection with the approval of the launch of DairyPure®, we changed our indefinite lived trademarks to finite lived, resulting in a triggering event for impairment testing purposes. Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million and related income tax benefit of $41.2 million in the first quarter of 2015. The remaining balance for these trademarks is currently being amortized on a straight-line basis over the next five years, which is our estimate of the remaining useful life of these assets. The impairment charge is reported on a separate line item, impairment of intangible assets, in our unaudited Condensed Consolidated Statements of Operations.
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
Amortization expense on intangible assets for the three months ended September 30, 2015 and 2014 was $6.4 million and $0.7 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2015 and 2014 was $15.3 million and $2.2 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.
Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2015	$21.7
2016	25.3
2017	24.7
2018	24.6
2019	24.5

5. Debt
Our long-term debt as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015		December 31, 2014
	Amount	Interest Rate	Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$—	—%	$70,301	2.93	%*
Senior notes due 2016	—	—	475,819	7.00
Senior notes due 2023	700,000	6.50	—	—
	700,000		546,120
Subsidiary debt obligations:
Senior notes due 2017	136,619	6.90	134,913	6.90
Receivables-backed facility	—	—	235,000	1.30
Capital lease and other	4,147	—	1,146	—
	140,766		371,059
	840,766		917,179
Less current portion	(1,392)		(698)
Total long-term portion	$839,374		$916,481

*	Represents a weighted average rate, including applicable interest rate margins, for the credit facility.
The scheduled debt maturities at September 30, 2015 were as follows (in thousands):

2015	$1,392
2016	586
2017	142,586
2018	586
2019	587
Thereafter	700,410
Subtotal	846,147
Less discounts	(5,381)
Total outstanding debt	$840,766
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
In connection with the issuance of the 2023 Notes, the Company paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.8 million, which were capitalized and will be amortized to interest expense over the remaining term of the 2023 Notes.
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
In connection with the execution of the New Credit Facility, we paid certain arrangement fees of approximately $4.8 million to lenders and other fees of approximately $2.5 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Loans outstanding under the New Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of September 30, 2015) based on the Total Net Leverage Ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of September 30, 2015) based on the Total Net Leverage Ratio.
We may make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the Credit Agreement, we will be obligated to prepay the New Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The New Credit Facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the Credit Agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables-backed securitization subsidiaries (the “Guarantors”).
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
At September 30, 2015, there were no outstanding borrowings under the New Credit Facility. Our combined average daily balance during the nine months ended September 30, 2015 under both the Old Credit Facility and New Credit Facility was $7.8 million. There were no letters of credit issued under the New Credit Facility as of September 30, 2015.
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
Based on the monthly borrowing base formula, we had the ability to borrow up to $543.2 million of the total commitment amount under the receivables-backed facility as of September 30, 2015. The total amount of receivables sold to these entities as of September 30, 2015 was $604.7 million. During the first nine months of 2015, we borrowed $685.0 million and repaid $920.0 million under the facility with no remaining drawn balance as of September 30, 2015. Excluding letters of credit in the aggregate amount of $145.9 million, the remaining available borrowing capacity was $397.2 million at September 30, 2015. Our average daily balance under this facility during the nine months ended September 30, 2015 was $57.8 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio.
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate amount of subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We made our second and third annual installment payments in June of 2014 and 2015. As of September 30, 2015, the letter of credit has been reduced to $18.9 million in respect of the final annual installment payment due in June 2016.
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
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding and matures in October 2017. The carrying value of these notes on September 30, 2015 was $136.6 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
See Note 6 for information regarding the fair value of the 2023 Notes and the subsidiary senior notes due 2017 as of September 30, 2015.
Capital Lease Obligations and Other — Capital lease obligations as of September 30, 2015, included our land and building leases, as well as leases for equipment. Capital lease obligations, as of December 31, 2014 included a lease for land and building related to one of our production facilities. See Note 12.
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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At September 30, 2015 and December 31, 2014, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In thousands)
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	$455	$2	$5,272	$4,392
Total derivatives	$455	$2	$5,272	$4,392

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 is as follows (in thousands):

	Fair Value as of September 30, 2015	Level 1	Level 2	Level 3
Asset — Commodities contracts	$455	$—	$455	$—
Liability — Commodities contracts	5,272	—	5,272	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 is as follows (in thousands):

	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Asset — Commodities contracts	$2	$—	$2	$—
Liability — Commodities contracts	4,392	—	4,392	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our New Credit Facility, receivables-backed facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$711,375	$—	$—
Dean Foods Company senior notes due 2016	—	—	475,819	507,140
Subsidiary senior notes due 2017	136,619	147,680	134,913	151,230

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$39	$—	$39	$—
Mutual funds	1,523	—	1,523	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$12	$—	$12	$—
Mutual funds	1,929	—	1,929	—
7. Common Stock and Share-Based Compensation
Cash Dividends— In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In addition, declaration of a cash dividend will result in the issuance of Dividend Equivalent Units ("DEUs") for holders of unvested restricted stock units ("RSUs") and Phantom Shares, beginning with our 2015 long-term incentive compensation awards. DEUs issued for unvested awards are subject to forfeiture and will be settled in cash upon vesting of the underlying RSU or Phantom Share. Pursuant to the dividend policy, we expect to pay quarterly dividends of $0.07 per share ($0.28 per share annually). Quarterly dividends of $0.07 per share were paid in March, June and September of 2015 and 2014, totaling approximately $19.8 million and $19.7 million for the first nine months of 2015 and 2014, respectively. In addition, DEUs totaling approximately $225 thousand were issued in the first nine months of 2015. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time.
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share, which reflects the amendment to our charter in 2014 to reduce authorized shares in connection with our reverse stock split.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We repurchased 3,165,582 shares for $53.0 million during the three and nine months ended September 30, 2015, and 1,727,275 shares for $25.0 million during the nine months ended September 30, 2014. As of September 30, 2015, $222.1 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	3,691,567	$20.13
Granted	—	—
Forfeited and canceled	(301,471)	22.25
Exercised	(135,991)	16.28
Options outstanding at September 30, 2015	3,254,105	$20.10	2.35	$3,241,791
Options exercisable at September 30, 2015	3,251,576	$20.11	2.34	$3,235,620

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. During each of the nine months ended September 30, 2015 and 2014, there were no stock options granted.
Restricted Stock Units — The following table summarizes RSU activity during the nine months ended September 30, 2015:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2015	898,550	112,579	1,011,129
RSUs issued	374,401	44,821	419,222
Shares issued upon vesting of RSUs	(162,061)	(62,723)	(224,784)
RSUs canceled or forfeited(1)	(93,751)	(1,629)	(95,380)
RSUs outstanding at September 30, 2015	1,017,139	93,048	1,110,187
Weighted average grant date fair value	$15.37	$15.04	$15.34

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,036,331	$15.91
Granted	712,561	16.32
Converted/paid	(495,509)	16.41
Forfeited	(92,386)	15.75
Outstanding at September 30, 2015	1,160,997	$15.96

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In thousands)
Stock options	$10	$75	$88	$338
RSUs	2,516	892	6,460	3,279
Phantom shares	2,307	585	5,203	3,185
Total	$4,833	$1,552	$11,751	$6,802

In the third quarter of 2015, we determined certain deferred tax asset balances associated with our share-based compensation arrangements were unrecoverable. As a result, we recorded a decrease in deferred tax assets of approximately $1.7 million, with a corresponding decrease to additional paid-in capital as of September 30, 2015.

8. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and RSUs were not included in the computation of diluted loss per share for the nine months ended September 30, 2015 or each of three and nine months ended September 30, 2014, as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$20,233	$(15,136)	$(26,899)	$(25,891)
Denominator:
Average common shares	93,254,547	93,797,183	93,950,693	93,916,848
Basic earnings (loss) per share from continuing operations	$0.22	$(0.16)	$(0.29)	$(0.28)
Diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$20,233	$(15,136)	$(26,899)	$(25,891)
Denominator:
Average common shares — basic	93,254,547	93,797,183	93,950,693	93,916,848
Stock option conversion(1)	202,974	—	—	—
RSUs(2)	358,657	—	—	—
Average common shares — diluted	93,816,178	93,797,183	93,950,693	93,916,848
Diluted earnings (loss) per share from continuing operations	$0.22	$(0.16)	$(0.29)	$(0.28)
(1) Anti-dilutive common shares excluded	2,624,204	3,421,121	2,979,348	3,638,658
(2) Anti-dilutive stock units excluded	755	267,771	302,022	306,176

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2015 were as follows (in thousands):

	Changes in Cash Flow Hedges	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at June 30, 2015	$—	$(80,905)	$(1,552)	$(82,457)
Other comprehensive income (loss) before reclassifications	—	2,903	(808)	2,095
Amounts reclassified from accumulated other comprehensive income	—	(1,468)	—	(1,468)
Net current-period other comprehensive income (loss)	—	1,435	(808)	627
Balance at September 30, 2015	$—	$(79,470)	$(2,360)	$(81,830)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2014 were as follows (in thousands):

	Changes in Cash Flow Hedges	Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance at June 30, 2014	$118	$(55,687)		$332	$(55,237)
Other comprehensive income (loss) before reclassifications	(16)	1,857		(430)	1,411
Amounts reclassified from accumulated other comprehensive income	—	(927)	(1)	—	(927)
Net current-period other comprehensive income (loss)	(16)	930		(430)	484
Balance at September 30, 2014	$102	$(54,757)		$(98)	$(54,753)

(1)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Note 10.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the nine months ended September 30, 2015 were as follows (in thousands):

	Changes in Cash Flow Hedges	Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, December 31, 2014	$87	$(83,879)		$(1,191)	$(84,983)
Other comprehensive income (loss) before reclassifications	(87)	8,815		(1,169)	7,559
Amounts reclassified from accumulated other comprehensive loss(1)	—	(4,406)	(1)	—	(4,406)
Net current-period other comprehensive income (loss)	(87)	4,409		(1,169)	3,153
Balance, September 30, 2015	$—	$(79,470)		$(2,360)	$(81,830)

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$908	$770	$2,724	$2,310
Interest cost	3,434	3,495	10,302	10,485
Expected return on plan assets	(4,938)	(4,690)	(14,814)	(14,070)
Amortizations:
Prior service cost	214	197	642	591
Unrecognized net loss	2,136	1,276	6,408	3,828
Net periodic benefit cost	$1,754	$1,048	$5,262	$3,144

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$205	$206	$615	$618
Interest cost	364	416	1,092	1,248
Amortizations:
Prior service cost	23	16	69	48
Unrecognized net loss	16	19	48	57
Net periodic benefit cost	$608	$657	$1,824	$1,971

11. Asset Impairment Charges and Facility Closing and Reorganization Costs
Asset Impairment Charges
We evaluate our long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. As a result of certain changes to our business and plans for consolidating our production network, we evaluated the impact that we expect these changes to have on our projected future cash flows as of September 30, 2015.
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
The results of our analysis indicated no impairment of our plant, property and equipment, outside of facility closing and reorganization costs, for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, we recorded an impairment of our plant, property and equipment of $7.4 million. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Approved plans within our multi-year initiatives and ongoing network optimization strategies are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In thousands)
Closure of facilities(1)	$2,709	$2,805	$9,362	$4,510
Total	$2,709	$2,805	$9,362	$4,510

(1)
These charges in 2015 and 2014 primarily relate to facility closures in Rochester, Indiana; Sheboygan, Wisconsin; Riverside, California; Delta, Colorado; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; Shreveport, Louisiana and Mendon, Massachusetts, as well as other approved closures. We have incurred $54.6 million of charges related to these initiatives through September 30, 2015. We expect to incur additional charges related to these facility closures of approximately $4.0 million related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

Activity with respect to facility closing and reorganization costs during the nine months ended September 30, 2015 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2014	Charges and Adjustments	Payments	Accrued Charges at September 30, 2015
	(In thousands)
Cash charges:
Workforce reduction costs	$1,283	$3,485	$(2,189)	$2,579
Shutdown costs	—	1,952	(1,952)	—
Lease obligations after shutdown	6,855	384	(1,338)	5,901
Other	—	365	(365)	—
Subtotal	$8,138	6,186	$(5,844)	$8,480
Noncash charges:
Write-down of assets (1)		2,758
Gain on sale of related assets		235
Other, net		183
Total charges		$9,362

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
Litigation, Investigations and Audits
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. There are now various motions and briefs pending before the district court, including defendants’ motion for summary judgment on grounds previously raised but not yet decided, and plaintiffs’ motion for class certification. The district court held hearings on these and other related issues in June and September 2015. No further argument on these issues is scheduled.
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
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three and nine months ended September 30, 2015 and 2014, respectively. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16% of our consolidated net sales in each of the three and nine months ended September 30, 2015 and 2014.

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
We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, our recently launched national white milk brand, and TruMoo®, a leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena ®, Berkeley Farms ®, Country Fresh ®, Dean’s ®, Garelick Farms ®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms ®, Mayfield ®, McArthur ®, Meadow Gold®, Oak Farms ®, PET ® (licensed brand), T.G. Lee ®, Tuscan ® and more. In all, we have more than 50 local and regional dairy brands and private labels. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our products are sold primarily on a local or regional basis through local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.
Recent Developments
Launch of DairyPure® — In April 2015, we launched the first and largest fresh, white milk national brand - DairyPure®. We believe DairyPure® provides a number of clear benefits for the category, our retail customers, consumers and us. For the category, with its unprecedented scale, DairyPure® provides a national platform to educate consumers on the health and nutrition benefits of conventional white milk as a cost-effective source of protein in their diets. For our retail customers, DairyPure® enhances their efficiency and effectiveness and enables them to advertise the same branded features across the United States. For the consumer, DairyPure® is on trend with their desire for clean label, locally sourced, fresh, protein and nutrient packed products. DairyPure® is an easy transition for them, building on the regional brands they already know and value. For us, DairyPure® provides a national platform for advertising and promotional spending.
Changes in Composition of Dean Foods Company Board of Directors — Effective August 7, 2015, Tom C. Davis resigned as a member and as non-executive Chairman of the Board of Directors. Jim L. Turner, who has served as an independent director on our Board of Directors since November 1997, was elected as non-executive Chairman of the Board of Directors effective as of August 12, 2015.
Management Changes — Effective October 1, 2015, the Board of Directors elected Ralph P. Scozzafava to serve as Executive Vice President, Chief Operating Officer of the Company. He had served as the Company’s Executive Vice

President, Chief Commercial Officer since October 2014. As the Chief Operating Officer, Mr. Scozzafava oversees the Commercial, Operations, Procurement and Logistics functions.
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

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,033.7	100.0%	$2,373.3	100.0%	$6,099.2	100.0%	$7,108.2	100.0%
Cost of sales	1,541.7	75.8	1,956.5	82.4	4,633.3	76.0	5,876.1	82.7
Gross profit(1)	492.0	24.2	416.8	17.6	1,465.9	24.0	1,232.1	17.3
Operating costs and expenses:
Selling and distribution	347.5	17.1	337.3	14.2	1,023.8	16.8	1,011.7	14.2
General and administrative	84.9	4.2	69.8	2.9	259.6	4.3	212.7	3.0
Amortization of intangibles	6.4	0.3	0.7	—	15.3	0.3	2.2	—
Facility closing and reorganization costs	2.7	0.1	2.8	0.1	9.4	0.2	4.5	0.1
Impairment of intangible assets	—	—	—	—	109.9	1.8	—	—
Litigation settlements	—	—	—	—	—	—	(2.5)	—
Impairment of long-lived assets	—	—	7.4	0.3	—	—	7.4	0.1
Other operating income	—	—	—	—	—	—	(4.5)	(0.1)
Total operating costs and expenses	441.5	21.7	418.0	17.6	1,418.0	23.2	1,231.5	17.3
Operating income (loss)	$50.5	2.5%	$(1.2)	(0.1)%	$47.9	0.8%	$0.6	—%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014
Net Sales — The change in net sales was due to the following:

Three Months Ended September 30, 2015 vs. 2014
(In millions)
Volume	$(55.4)
Pricing and product mix changes	(284.2)
Total decrease	$(339.6)

Net sales decreased $339.6 million, or 14.3%, during the third quarter of 2015 as compared to the third quarter of 2014, primarily due to decreased pricing, as a result of significant declines in dairy commodity costs from year-ago levels. On average, during the third quarter of 2015, the Class I raw milk price was approximately 30% below prior-year levels. Net sales were further impacted by a 2.3% sales volume decline across all products from year-ago levels. Volume declines across our fluid milk business, which accounted for approximately 75% of our total sales volume, were primarily due to channel dynamics, and our rate realization strategy on branded fluid milk products. Year-over-year volumes declines across our other, non-fluid milk product categories, were partially offset by an increase in our ice cream volume performance. Volumes also declined across all channels, except food service.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2015 compared to the third quarter of 2014:

	Three Months Ended September 30*
	2015	2014	% Change
Class I mover(1)	$16.38	$23.51	(30.3)%
Class I raw skim milk mover(1)(2)	9.23	14.93	(38.2)
Class I butterfat mover(2)(3)	2.14	2.60	(17.7)
Class II raw skim milk minimum(1)(4)	6.76	15.63	(56.7)
Class II butterfat minimum(3)(4)	2.38	2.92	(18.5)

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased by 21.2% in the third quarter of 2015 compared to the third quarter of 2014, primarily due to decreased dairy commodity costs. The Class I raw milk price was approximately 30% below prior-year levels. In addition, this decrease was due to our ongoing cost and efficiency initiatives and lower sales volumes.
Gross Profit — Our gross profit percentage increased to 24.2% in the third quarter of 2015 as compared to 17.6% in the third quarter of 2014. This increase was primarily due to price adjustments for our private label products, pricing actions and the associated increased margin pool for our branded products, volume driven performance from our portfolio of ice cream products and declining shrink costs resulting from the decline in dairy commodity costs. Increases to gross profit were partially offset by overall volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses increased by 5.6% in the third quarter of 2015 as compared to the third quarter of 2014. Significant changes within operating costs and expenses in the third quarter of 2015 include the following:

•
Selling, distribution, and general and administrative costs increased $25.3 million primarily due to higher incentive-based compensation associated with higher expected earnings for the full year of 2015, as well as increased costs for advertising and other professional services.

•
Facility closing and reorganization costs decreased by $0.1 million, and impairment of long-lived assets decreased by $7.4 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

•	Amortization of intangibles increased by $5.7 million. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other (income) expense increased by $1.3 million during the third quarter of 2015 as compared to the third quarter of 2014. This increase in expense was primarily due to the increased interest expense resulting from our longer dated debt maturity profile, stemming from the issuance of our 2023 notes, that replaced our shorter term 2016 notes and our shorter term and lower priced revolving debt borrowings. See Note 5 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt activities during the quarter.
Income Taxes — Income tax expense was recorded at an effective rate of 41.2% for the third quarter of 2015 compared to a 5.0% effective tax benefit rate for the third quarter of 2014. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the third quarter of 2015, our effective tax rate was also impacted by a state law change. Excluding the expense related to the law change, our effective tax rate for the three months ended September 30, 2015 was 38.1%. Excluding the establishment of additional valuation allowances related to certain net operating loss carryforwards, a net reduction in income tax reserves, and a cumulative adjustment resulting from the revised estimate of our annual effective tax rate, our effective tax benefit rate for the three months ended September 30, 2014 was 38.7%.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net Sales — The change in net sales was due to the following:

Nine Months Ended September 30, 2015 vs. 2014
(In millions)
Volume	$(207.4)
Pricing and product mix changes	(801.6)
Total decrease	$(1,009.0)

Net sales decreased $1.0 billion, or 14.2%, during the first nine months of 2015 as compared to the first nine months of 2014, primarily due to decreased pricing, as a result of significant declines in dairy commodity costs from year-ago levels. Net sales were further impacted by a sales volume decline across all products of 2.9% from year-ago levels. Volume declines across our fluid milk business, which accounted for approximately 75% of our total sales volume, were primarily due to channel dynamics, and our rate realization strategy on branded fluid milk products. Volumes also declined across all channels, except food service.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2015 in comparison to the first nine months of 2014:

	Nine Months Ended September 30*
	2015	2014	% Change
Class I mover(1)	$16.33	$23.18	(29.6)%
Class I raw skim milk mover(1)(2)	9.74	16.06	(39.4)
Class I butterfat mover(2)(3)	1.98	2.19	(9.6)
Class II raw skim milk minimum(1)(4)	7.97	16.58	(51.9)
Class II butterfat minimum(3)(4)	2.07	2.38	(13.0)

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased by 21.2% in the first nine months of 2015 compared to the first nine months of 2014, primarily due to decreased dairy commodity costs. The Class I raw milk price was approximately 29.6% below prior-year levels. In addition this decrease was due to our ongoing cost and efficiency initiatives and lower sales volumes.
Gross Profit — Our gross profit percentage increased to 24.0% for the first nine months of 2015 as compared to 17.3% for the first nine months of 2014. This increase was primarily due to price adjustments for our private label products, pricing actions and the associated increased margin pool for our branded products, declining commodity costs and pricing mechanisms for our Class II products and declining shrink costs resulting from the decline in dairy commodity costs. Increases to gross profit were partially offset by volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses increased by 15.1% in the first nine months of 2015 as compared to the first nine months of 2014. Significant changes to operating costs and expenses in the first nine months of 2015 include the following:

•
Selling, distribution, and general and administrative costs increased $58.9 million primarily due to higher incentive-based compensation associated with higher expected earnings for the full year of 2015, as well as increased costs for advertising and other professional services.

•
Facility closing and reorganization costs increased by $4.9 million and impairment of long-lived assets decreased by $7.4 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

•	Impairment and amortization of intangibles assets of $109.9 million and $13.0 million, respectively. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other (income) expense increased by $47.7 million during the first nine months of 2015 as compared to the first nine months of 2014. This increase in expense was primarily due to the loss on early retirement of long-term debt of $43.6 million recorded on the early retirement of our 2016 senior notes and termination of our Old Credit Facility (as defined below), which occurred during the first quarter of 2015. Additionally, interest expense increased by $5.0 million in the first nine months of 2015 compared to the first nine months of 2014 primarily due to increased interest expense resulting from our longer dated debt maturity profile, stemming from the issuance of our 2023 notes, that replaced our shorter term 2016 notes and our shorter term and lower priced revolving debt borrowings. See Note 5 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt activities during the first nine months of 2015.
Income Taxes — Income tax benefit was recorded at an effective rate of 39.5% in the first nine months of 2015 compared to a 41.3% effective tax benefit rate in the first nine months of 2014. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first nine months of 2014, our effective tax rate was also impacted by settlements of various taxing authority examinations, several state tax law changes, the establishment of additional valuation allowances related to certain net operating loss carryforwards, and a cumulative tax adjustment resulting from the revised estimate of our annual effective tax rate. Excluding the net benefit related to these items, our effective tax benefit rate for the nine months ended September 30, 2014 was 37.2%.
Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $450 million senior secured revolving credit facility and our amended $550 million receivables-backed facility, together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our cost reduction initiatives and invest to grow our business. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. As discussed below, we have also instituted a regular quarterly cash dividend policy and may repurchase shares of our common stock opportunistically.
Under our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In addition, declaration of a cash dividend will result in the issuance of DEUs for holders of unvested RSUs and Phantom Shares, beginning with our 2015 long-term incentive compensation awards. DEUs issued for unvested awards are subject to forfeiture and will be settled in cash upon vesting of the underlying RSU or Phantom Share. Pursuant to the policy, we expect to pay quarterly dividends of $0.07 per share ($0.28 per share annually). Dividends totaling approximately $19.8 million and $19.7 million were paid in the first nine months of 2015 and 2014, respectively. In addition, DEUs totaling approximately $225 thousand were issued in the first nine months of 2015. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. See Note 7 to our unaudited Condensed Consolidated Financial Statements for additional details regarding the dividend policy.
Additionally, since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We repurchased 3,165,582 shares for $53.0 million during the three and nine months ended September 30, 2015. The repurchase was funded using our available cash on hand. As of September 30, 2015, $222.1 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
As of September 30, 2015, $11.0 million of our total cash on hand of $63.8 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations. We believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements for the next twelve months.
At September 30, 2015, we had $839.4 million of long-term debt obligations. We had total cash on hand of $63.8 million and an additional $847.2 million of combined available future borrowing capacity under our senior secured credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
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
In connection with the issuance of the 2023 Notes, the Company paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.8 million, which were capitalized and will be amortized to interest expense over the remaining term of the 2023 Notes.
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
In March 2015, we terminated the Old Credit Facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issue costs of $5.2 million during the nine months ended September 30, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our unaudited Consolidated Statements of Operations.
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
In connection with the execution of the New Credit Facility, we paid certain arrangement fees of approximately $4.8 million to lenders and other fees of approximately $2.5 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Loans outstanding under the New Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of September 30, 2015) based on the Total Net Leverage Ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of September 30, 2015) based on the Total Net Leverage Ratio.
We may make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the agreement, we will be obligated to prepay the New Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The New Credit Facility is guaranteed by the our existing and future domestic material restricted subsidiaries (as defined in the Credit Agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables-backed securitization subsidiaries (the “Guarantors”).
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

At September 30, 2015, there were no outstanding borrowings under the New Credit Facility. Our average daily balance under the New Credit Facility during the nine months ended September 30, 2015 was $7.8 million. There were no letters of credit issued under the New Credit Facility as of September 30, 2015.
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
There were no outstanding borrowings under the receivables-backed facility, as amended, as of September 30, 2015. Excluding letters of credit in the aggregate amount of $145.9 million that were issued but undrawn, remaining available borrowing capacity was $397.2 million at September 30, 2015. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin.
At November 4, 2015, we had no outstanding borrowings under the New Credit Facility and the receivables-backed facility, excluding letters of credit in the aggregate amount of $138.3 million that were issued but undrawn.
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
Our senior secured net leverage ratio, as defined in our credit agreement, was zero times as of September 30, 2015, against a financial covenant 2.50 times. As described in more detail in our credit agreement, the senior secured net leverage ratio is calculated as the ratio of consolidated senior secured indebtedness, less cash up to $50 million to the extent held by us and our restricted subsidiaries and less any borrowings under our receivables-backed facility, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries, that is secured by a lien on any our assets. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the credit agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.
Our interest coverage ratio at September 30, 2015 was 6.20 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters, as defined in the Credit Agreement, against a financial covenant of 2.25 times. As described in more detail in the Credit Agreement and the purchase agreement governing our receivables-backed facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.
Our total net leverage ratio at September 30, 2015 was 2.13 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, as defined in the Credit Agreement. Although we do not have a financial covenant tied to our total net leverage ratio, it is used in determining pricing. In addition, we have certain restrictions on our ability to make restricted payments in the event our total net leverage ratio is in excess of 3.25 times.
We are currently in compliance with all covenants under our credit agreements.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30
	2015	2014	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$322,028	$48,071	$273,957
Investing activities	(64,807)	(70,798)	5,991
Financing activities	(208,379)	36,953	(245,332)
Effect of exchange rate changes on cash and cash equivalents	(1,437)	(607)	(830)
Net increase in cash and cash equivalents	$47,405	$13,619	$33,786

Operating Activities
Net cash provided by operating activities was $322.0 million for the nine months ended September 30, 2015 compared to net cash provided by operating activities of $48.1 million for the nine months ended September 30, 2014. The increase was primarily driven by strong operating results, as well as a reduced working capital investment on a 30% year-over-year decline in the Class I raw milk price.
Investing Activities
Net cash used in investing activities decreased by $6.0 million in the nine months ended September 30, 2015 in comparison to the nine months ended September 30, 2014 and is primarily attributable to lower capital expenditures.
Financing Activities
Net cash used in financing activities of $208.4 million in the nine months ended September 30, 2015 changed from net cash provided by financing activities of $37.0 million in the year-ago period. This change was driven by net debt payments of $306.3 million in the first nine months of 2015 as compared to net proceeds from borrowings of $79.2 million for the first nine months of 2014. In addition, we made payments on the early retirement of long-term debt of $513.5 million, offset by proceeds from the issuance of $700.0 million aggregate principal amount of the 2023 Notes.

Contractual Obligations
The following is an update, as of September 30, 2015, to certain contractual obligations for indebtedness, and related cash interest payments, from those reported in our 2014 Annual Report on Form 10-K:

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Dean Foods Company senior notes(1)	$700.0	$—	$—	$—	$—	$—	$700.0
Interest payments (2)	424.0	60.2	61.4	59.3	48.5	47.6	147.0
Total	$1,124.0	$60.2	$61.4	$59.3	$48.5	$47.6	$847.0

(1)	Represents face amount.

(2)
Includes fixed rate interest obligations and interest on variable rate debt based on the rates in effect at September 30, 2015. Interest that may be due in the future on variable rate borrowings under the New Credit Facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

Obligations for Indebtedness and Related Interest Payments — In March 2015, we executed a Credit Agreement pursuant to which the lenders have provided us with a five-year revolving credit facility in the amount of up to $450 million. Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the New Credit Facility by up to $200 million without the consent of any lenders not participating in such increase, subject to specified conditions. The New Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans. The New Credit Facility replaced our prior credit facility and will terminate in March 2020. There were no outstanding borrowings under the credit facility at September 30, 2015.
In March 2015, the receivables-backed facility was further modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the consolidated and senior secured net leverage ratio requirements to be consistent with those contained in the Credit Agreement described above. There were no outstanding borrowings under the receivables-backed facility at September 30, 2015.
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
We contributed $18.0 million to the pension plans and we expect to contribute approximately $2.6 million to the postretirement health plans in 2015.
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
Prices for conventional raw milk in the third quarter of 2015 were 30% lower than year-ago levels and increased 4% sequentially from the second quarter of 2015. We believe the fourth quarter of 2015 will be another quarter with modest cost movements sequentially, but, as we have experienced all year, raw milk costs will continue to reflect a significant decline, on a year-over-year basis. We expect global dairy fundamentals to continue to be overall supportive to our business as production continues to outpace relatively modest demand. These supply and demand dynamics should contribute to a relatively benign dairy environment in the short-term. We expect Class II costs to decline meaningfully as we exit the fourth quarter holiday season. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
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
Volume Performance
In the third quarter of 2015, our total volume across all of our products declined approximately 2% versus year-ago levels, which was approximately 100 basis points better than our run rate during the first half of the year. Our fluid milk volumes declined low-single digits in the third quarter of 2015 compared to the third quarter of the prior year. Our fluid milk volume performance continues to be impacted by channel dynamics and our rate realization strategy on branded fluid milk products. Across the other, non-fluid milk product categories, year-over-year volume declines were largely offset by an increase in our ice cream volume performance. For the fourth quarter of 2015, on a year-over-year basis, we expect total volumes to decline low-single digits.
Overall fluid milk category declines for the quarter to date through August 2015 were 0.9% which was better than the 3.6% decline experienced in the same year ago period. This is the fourth consecutive quarter of both sequential and year-over-year improved category performance, which we believe represents a meaningful improvement in the health of the overall dairy category. In terms of our branded versus private label white milk mix, branded white milk volumes for the third quarter of 2015 averaged 34.3%, an increase of approximately 10 basis points from the second quarter of 2015. Our branded white milk mix includes DairyPure and all of our other brands, both of which have varying economics across different channels and geographies. With our continued focus on rate realization, we experienced increased profitability in our branded white milk portfolio, despite our fluid milk volume decline. We remain diligent in our strategy of securing volume with margins that reflect the level of service and quality we provide to our customers.
Tax Rate
Income tax benefit was recorded at an effective rate of 39.5% the first nine months of 2015 compared to a 41.3% effective tax benefit rate in the first nine months of 2014. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.
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
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2015.
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

Part II — Other Information
Item 1. Legal Proceedings
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. There are now various motions and briefs pending before the district court, including defendants’ motion for summary judgment on grounds previously raised but not yet decided, and plaintiffs’ motion for class certification. The district court held hearings on these and other related issues in June and September 2015. No further argument on these issues is scheduled.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the nine months ended September 30, 2015 (amounts in thousands except per share data):

	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
January 1, 2015 through July 31, 2015	—	$—	—	$275,034
August 1, 2015 through August 31, 2015	3,151	16.73	3,151	222,322
September 1, 2015 through September 30, 2015	15	15.99	3,166	222,087
Total	3,166	$16.73	3,166	$222,087

(1)
Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors.

(2)	As of January 1, 2015, $275.0 million was available for repurchases under this program (excluding fees and commissions).

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

DEAN FOODS COMPANY

/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President, Investor Relations and Chief Accounting Officer
November 9, 2015

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