Form 10-K
period 2015-12-31
DEAN FOODS CO
filed 2016-02-22
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2015, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2015, was approximately $1.53 billion.
The number of shares of the registrant’s common stock outstanding as of February 17, 2016 was 91,686,411
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 11, 2016, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on expectations and projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” "would," "can," “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part I — Item 1A — Risk Factors” in this Form 10-K, and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described in this Form 10-K.
PART I

Item 1.	Business
We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion.
We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, our national white milk brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena ®, Berkeley Farms ®, Country Fresh ®, Dean’s ®, Garelick Farms ®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms ®, Mayfield ®, McArthur ®, Meadow Gold®, Oak Farms ®, PET ® (licensed brand), T.G. Lee ®, Tuscan ® and more. In all, we have more than 50 national, regional and local dairy brands, as well as private labels. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.
Unless stated otherwise, any reference to income statement items in this Form 10-K refers to results from continuing operations. Each of the terms "we," "us," "our," "the Company," and "Dean Foods" refers collectively to Dean Foods Company and its wholly-owned subsidiaries unless the context indicates otherwise.
Our principal executive offices are located at 2711 North Haskell Avenue, Suite 3400, Dallas, Texas 75204. Our telephone number is (214) 303-3400. We maintain a web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

Developments Since January 1, 2015
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
Management Changes — Effective October 1, 2015, the Board of Directors elected Ralph P. Scozzafava to serve as Executive Vice President, Chief Operating Officer of the Company. He had served as the Company’s Executive Vice President, Chief Commercial Officer since October 2014. As the Chief Operating Officer, Mr. Scozzafava oversees our Commercial, Operations, Procurement and Logistics functions.
Dean Foods Company Senior Notes due 2023 — On February 25, 2015, we issued $700 million in aggregate principal amount of 6.50% senior notes due 2023 (the “2023 Notes”) at an issue price of 100% of the principal amount of the 2023 Notes in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to Regulation S under the Securities Act. We used the net proceeds from the 2023 Notes to redeem all of our outstanding senior unsecured notes due 2016, as described below, and to repay a portion of the outstanding borrowings under our prior senior secured revolving credit facility and receivables-backed facility. See Note 9 to our Consolidated Financial Statements.
Senior Secured Revolving Credit Facility — In March 2015, we executed a new credit agreement (the "Credit Agreement") pursuant to which the lenders provided us with a five-year revolving credit facility in the amount of up to $450 million (the “Credit Facility”). Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the Credit Facility by up to $200 million without the consent of any lenders not participating in such increase, subject to specified conditions. The Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans. The Credit Facility will terminate in March 2020. See Note 9 to our Consolidated Financial Statements.
Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. In March 2015, the receivables-backed facility was modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the consolidated and senior secured net leverage ratio requirements to be consistent with those contained in the Credit Agreement described above. See Note 9 to our Consolidated Financial Statements.
Dean Foods Company Senior Notes due 2016 — In March 2015, we redeemed the remaining $476.2 million principal amount of our outstanding senior notes due 2016 for a total redemption price of approximately $521.8 million. As a result, we recorded a $38.3 million pre-tax loss on early retirement of long-term debt in the first quarter of 2015, which consisted of debt redemption premiums and unpaid interest of $37.3 million, a write-off of unamortized long-term debt issue costs of $0.8 million and a write-off of the remaining bond discount and interest rate swaps of approximately $0.2 million. See Note 9 to our Consolidated Financial Statements.

Overview
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including milk, ice cream, cultured dairy products, creamers, juices and teas to retailers, foodservice outlets, distributors, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $8.1 billion in 2015. The following charts depict our 2015 net sales by product and product sales mix between company branded versus private label.

Products

Fluid milk 71%
Fresh cream(1) 4%
ESL and ESL creamers(2) 3%
Cultured 4%
Other beverages(3) 4%
Ice cream(4) 12%
Other(5) 2%

Brand Mix

Company Brands(6) 48%
Private Label 52%

(1)	Includes half-and-half and whipping cream.

(2)	Includes creamers and other extended shelf-life fluids.

(3)	Includes fruit juice, fruit flavored drinks, iced tea and water.

(4)	Includes ice cream, ice cream mix and ice cream novelties.

(5)	Includes items for resale such as cream, butter, cheese, eggs and milkshakes.

(6)	Includes all national, regional and local brands.

We sell our products under national, regional and local proprietary or licensed brands. Products not sold under these brands are sold under a variety of private labels. We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department. Our largest customer is Wal-Mart Stores, Inc., including its subsidiaries such as Sam’s Club, which accounted for approximately 16% of our net sales for the year ended December 31, 2015.
Our brands include DairyPure®, our national fresh white milk brand, and TruMoo®, the leading national flavored milk brand. As of December 31, 2015, our national, local and regional proprietary and licensed brands included the following:

Alta Dena®	Jilbert™	Pog® (licensed brand)
Arctic Splash®	Knudsen® (licensed brand)	Price’s™
Barbers Dairy®	LAND O LAKES® (licensed brand)	Purity™
Barbe’s®	Land-O-Sun & design®	ReadyLeaf®
Berkeley Farms®	Lehigh Valley Dairy Farms®	Reiter™
Broughton™	Louis Trauth Dairy Inc.®	Robinson™
Brown Cow®	Mayfield®	Saunders™
Brown’s Dairy®	McArthur®	Schepps®
Chug®	Meadow Brook®	Shenandoah’s Pride®
Country Fresh®	Meadow Gold®	Stroh’s®
Country Love®	Mile High Ice Cream™	Swiss Dairy™
Creamland™	Model Dairy®	Swiss Premium™
Dairy Ease®	Morning Glory®	TruMoo®
DairyPure®	Nature’s Pride®	T.G. Lee®
Dean’s®	Nurture®	Tuscan®
Fieldcrest®	Nutty Buddy®	Turtle Tracks®
Fruit Rush®	Oak Farms®	Verifine®
Gandy’s™	Orchard Pure®	Viva®
Garelick Farms®	Over the Moon®
Hygeia®	PET® (licensed brand)

We currently operate 67 manufacturing facilities in 32 states located largely based on customer needs and other market factors, with distribution capabilities across all 50 states. For more information about our facilities, see “Item 2. Properties.” Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct-to-store delivery” or “DSD” system. We believe that we have one of the most extensive refrigerated DSD systems in the United States.
The primary raw material used in our products is conventional milk (which contains both raw milk and butterfat) that we purchase primarily from farmers’ cooperatives, as well as from independent farmers. The federal government and certain state governments set minimum prices for raw milk and butterfat on a monthly basis. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The price of resin fluctuates based on changes in crude oil and natural gas prices. Other raw materials and commodities used by us include diesel fuel, used to operate our extensive DSD system, and juice concentrates and sweeteners used in our products. We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, we continue to balance our product pricing with the execution of our strategy to improve net price realization and, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases.
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
The fluid milk category enjoys a number of attractive attributes. This category’s size and pervasiveness, plus the limited shelf life of the product, make it an important category for retailers and consumers, as well as a large long-term opportunity for the best positioned dairy processors. However, the dairy industry is not without some well documented challenges. It is a mature industry that has traditionally been characterized by slow to flat growth and low profit margins. According to the U.S. Department of Agriculture ("USDA"), per capita consumption of fluid milk continues to decline.
For more information on factors that could impact our business, see “— Government Regulation — Milk Industry Regulation” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs.” See Note 19 to our Consolidated Financial Statements for segment, geographic and customer information.
Current Business Strategy
Dean Foods has evolved over the past 20 years through periods of rapid acquisition, consolidation, integration and, most recently, the separation of our operations following the spin-off of The WhiteWave Foods Company ("WhiteWave") and sale of Morningstar Foods ("Morningstar") in 2013. Today, we are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States.
Our vision is to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. Our strategy is to invest and grow our portfolio of brands while strengthening our operations and capabilities to achieve a more profitable core business. Our strategy is anchored by the following five pillars and is underscored by our commitments to safety, quality and service, and delivering sustainable profit growth and total shareholder return:
Enhance Future Capabilities:

•	Foster an engaged and aligned organization that has a consumer mindset.

•	Improve processes and technology to enable cross-functional decision-making that creates opportunities to build our business.
Drive Operational Excellence:

•	Increase plant and transportation efficiencies, simplify our portfolio and standardize processes.

•	Optimize our network for efficiency and flexibility to deliver new products and routes to market.
Transform Go To Market:

•	Expand our reach and ability to meet evolving consumer needs.

•	More profitably serve customers through new delivery and production capabilities.

•	Drive efficiency through standardized business principles and customer collaboration.
Strengthen Private Label Business:

•	Enhance our profitability by lowering our internal costs, partnering with our customers and driving standard practices across our business.

•	Enhance our profitability by strategically targeting key customers and channels.
Build and Buy Strong Brands:

•	Build our existing brands with consumer-led innovation, marketing, and logistical excellence.

•	Evaluate and consider strategic opportunities.
Corporate Responsibility
Within our business strategies, a sense of corporate responsibility remains an integral part of our efforts. As we work to strengthen our business, we are committed to do it in a way that is right for our employees, shareholders, consumers, customers, suppliers and the environment. We intend to realize savings by reducing waste and duplication while we continue to support programs that improve our local communities. We believe that our customers, consumers and suppliers value our efforts to operate in an ethical, environmentally sustainable, and socially responsible manner.

Seasonality
Our business is affected by seasonal changes in the demand for dairy products. Sales volumes are typically higher in the fourth quarter due to increased dairy consumption during seasonal holidays. Fluid milk volumes tend to decrease in the second and third quarters of the year primarily due to the reduction in dairy consumption associated with our school customers, partially offset by the increase in ice cream and ice cream mix consumption during the summer months. Because certain of our operating expenses are fixed, fluctuations in volumes and revenue from quarter to quarter may have a material effect on operating income for the respective quarters.
Intellectual Property
We are continually developing new technology and enhancing existing proprietary technology related to our dairy operations. Six U.S. and four international patents have been issued to us and three U.S. and four international patent applications are pending or published. Our U.S. patents are expected to expire at various dates between February 2019 and May 2029. If the pending U.S. patent applications are granted, those patents would be expected to expire at various dates between June 2035 and December 2035. Our international patents are expected to expire at various dates between February 2028 and March 2030. If the pending international patent applications are granted, those patents would be expected to expire in March 2030.
We primarily rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology or trademarks.
Research and Development
Our total research and development ("R&D") expense was $2.3 million, $1.9 million and $1.8 million for 2015, 2014 and 2013, respectively. Our R&D activities primarily consist of generating and testing new product concepts, new flavors of products and packaging.
Employees
As of December 31, 2015, we had 16,960 employees. Approximately 38% of our employees participate in a multitude of collective bargaining agreements of varying duration and terms.
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
We use quality control laboratories in our manufacturing facilities to test raw ingredients. In addition, all of our facilities have achieved Safety Quality Food Level 3. Product quality and freshness are essential to the successful distribution of our products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We believe our facilities and manufacturing practices are in material compliance with all government regulations applicable to our business.

Employee Safety Regulations
We are subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations applicable to our business.
Environmental Regulations
We are subject to various state and federal environmental laws, regulations and directives, including the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended. Our plants use a number of chemicals that are considered to be “extremely” hazardous substances pursuant to applicable environmental laws due to their toxicity, including ammonia, which is used extensively in our operations as a refrigerant. Such chemicals must be handled in accordance with such environmental laws. Also, on occasion, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels allowed under local regulations. As a result, certain of our facilities are required to pay wastewater surcharges or to construct wastewater pretreatment facilities. To date, such wastewater surcharges have not had a material effect on our financial condition or results of operations.
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
Milk Industry Regulation
The federal government establishes minimum prices that we must pay to producers in federally regulated areas for raw milk. Raw milk primarily contains raw skim milk in addition to a small percentage of butterfat. Raw milk delivered to our facilities is tested to determine the percentage of butterfat and other milk components, and we pay our suppliers for the raw milk based on the results of these tests.
The federal government’s minimum prices for Class I milk vary depending on the processor’s geographic location or sales area and the type of product manufactured. Federal minimum prices change monthly. Class I butterfat and raw skim milk prices (which are the minimum prices we are required to pay for raw milk that is processed into Class I products such as fluid milk) and Class II raw skim milk prices (which are the minimum prices we are required to pay for raw milk that is processed into Class II products such as cottage cheese, creams, creamers, ice cream and sour cream) for each month are announced by the federal government the immediately preceding month. Class II butterfat prices are announced either at the end of the month or the first week of the following month in which the price is effective. Some states have established their own rules for determining minimum prices for raw milk. In addition to the federal or state minimum prices, we also may pay producer premiums, procurement costs and other related charges that vary by location and supplier.
Labeling Regulations
We are subject to various labeling requirements with respect to our products at the federal, state and local levels. At the federal level, the FDA has authority to review product labeling, and the U.S. Federal Trade Commission (“FTC”) may review labeling and advertising materials, including online and television advertisements, to determine if advertising materials are misleading. Similarly, many states review dairy product labels to determine whether they comply with applicable state laws. We believe we are in material compliance with all labeling laws and regulations applicable to our business.
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
Our Code of Ethics is applicable to all of our employees and directors. Our Code of Ethics is available on our corporate website at www.deanfoods.com, together with the Corporate Governance Principles of our Board of Directors and the charters of the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors. Any waivers that we may grant to our executive officers or directors under the Code of Ethics, and any amendments to our Code of Ethics, will be posted on our corporate website. If you would like hard copies of any of these documents, or of any of our filings with the Securities and Exchange Commission, write or call us at:
Dean Foods Company
2711 North Haskell Avenue, Suite 3400
Dallas, Texas 75204
(214) 303-3400
Attention: Investor Relations

Item 1A.	Risk Factors
Business, Competitive and Strategic Risks
Our results of operations and financial condition depend heavily on commodity prices and the availability of raw materials and other inputs. Our failure or inability to respond to high or fluctuating input prices could adversely affect our profitability.
Our results of operations and financial condition depend heavily on the cost and supply of raw materials and other inputs including conventional raw milk, butterfat, cream and other dairy commodities, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Cost increases in raw materials and other inputs could cause our profitability to decrease significantly compared to prior periods, as we may be unwilling or unable to increase our prices or unable to achieve cost savings to offset the increased cost of these raw materials and other inputs.
Although we generally pass through the cost of dairy commodities to our customers, we believe demand destruction can occur at certain price levels, and we may be unwilling or unable to pass through the cost of dairy commodities, which could materially and adversely affect our profitability. Dairy commodity prices can be affected by adverse weather conditions (including the impact of climate change) and natural disasters, such as floods, droughts, frost, fires, earthquakes and pestilence, which can lower crop and dairy yields and reduce supplies of these ingredients or increase their prices.
Our profitability also depends on the cost and supply of non-dairy raw materials and other inputs, such as sweeteners, petroleum-based products, diesel fuel, resin and other non-dairy food ingredients.

Our dairy and non-dairy raw materials are generally sourced from third parties, and we are not assured of continued supply, pricing or sufficient access to raw materials from any of these suppliers. Distribution or damage to our suppliers manufacturing, transportation or distribution capabilities could impair our ability to make transport, distribute or sell our products. Other events that adversely affect our suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include adverse weather conditions (including climate change) or natural disasters, government action, or problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, reputation and international demand and supply characteristics.
If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected. While we may enter into forward purchase contracts and other purchase arrangements with suppliers and may purchase over-the-counter contracts with our qualified banking partners or exchange-traded commodity futures contracts for raw materials, these arrangements do not eliminate the risk of negative impacts on our business, financial condition and results of operations from commodity price changes.
We may not realize anticipated benefits from our accelerated cost reduction efforts.
We have implemented a number of cost reduction initiatives that we believe are necessary to position our business for future success and growth. In order to mitigate continued volume softness in our business, we accelerated our cost reduction activities during 2013 and 2014. Between 2013 and 2015, we completed the closure of 13 plants as a part of our accelerated cost reduction initiative. Going forward, we expect to return to more historical levels of network optimization. Our future success and earnings growth depend upon our ability to realize the benefit of our cost reduction activities and rationalization plans. In addition, certain of our cost reduction activities have led to increased costs in other aspects of our business such as increased conversion or distribution costs. For example, in connection with our plant closures, our cost of distribution on a per gallon basis has increased as we have changed distribution routes and transported product into areas previously serviced by closed plants. If we fail to properly anticipate and mitigate the ancillary cost increases related to our plant closures, we may not realize the benefits of our cost reduction efforts. We must be efficient in executing our plans to achieve a lower cost structure and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity and reduced profitability. To capitalize on our cost reduction efforts, it will be necessary to carefully evaluate future investments in our business, and concentrate on those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from our cost cutting efforts, we could be cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.
Our business is predominantly in the United States fluid dairy industry and as such is susceptible to adverse events and trends in the fluid dairy industry and in the United States generally.
In January 2013, we completed the disposition of Morningstar, which at the time of the disposition was a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. In May 2013, we effected the tax-free spin-off of WhiteWave, our former branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products business, which operated in the United States and Europe. In July 2013, we disposed of our remaining interest in WhiteWave. As part of a more diversified, international food and beverage company, we were partially insulated against adverse events and trends in particular product lines and regions. Following the dispositions of Morningstar and WhiteWave, however, our business is predominantly in the United States fluid dairy industry and as such, we are susceptible to adverse regulations, economic climate, consumer trends, market fluctuations and other adverse events that are specific to the dairy category and the United States.

The loss of, or a material reduction in sales volumes purchased by, any of our largest customers could negatively impact our sales and profits.
Wal-Mart Stores, Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 16% of our consolidated net sales in both 2015 and 2014, and our top five customers, including Wal-Mart, collectively accounted for approximately 29% and 30% of our consolidated net sales in 2015 and 2014, respectively. In addition, we are indirectly exposed to the financial and business risks of our significant customers because, as their business declines, they may correspondingly decrease the volumes purchased from us. The loss of, or further declines in sales volumes purchased by, any of our largest customers could negatively impact our sales and profits, particularly due to our significant fixed costs and assets, which are difficult to rapidly reduce in response to significant volume declines.
Price concessions to large-format retailers have negatively impacted, and could continue to negatively impact, our operating margins and profitability.
Many of our customers, such as supermarkets, warehouse clubs and food distributors, have experienced industry consolidation in recent years and this consolidation is expected to continue. These consolidations have produced large, more sophisticated customers with increased buying power, and they have increased our dependence on key large-format retailers and discounters. In addition, some of these customers are vertically integrated and have re-dedicated key shelf-space currently occupied by our regionally branded products for their private label products. Additionally, higher levels of price competition and higher resistance to price increases have had a significant impact on our business. In the past, retailers have at times required price concessions that have negatively impacted our margins, and continued pressures to make such price concessions could negatively impact our profitability in the future. If we are not able to lower our cost structure adequately in response to customer pricing demands, and if we are not able to attract and retain a profitable customer mix and a profitable product mix, our profitability could continue to be adversely affected.
Volume softness in the dairy category has had a negative impact on our sales and profits.
Industry-wide volume softness across dairy product categories continued in 2015. In particular, the fluid milk category has experienced declining volumes over the past several years. Decreasing dairy category volume has increased the impact of declining margins on our business. Periods of declining volumes limit the cost and price increases that we can seek to recapture. We expect this trend to continue for the foreseeable future, which could further negatively affect our business. In addition, in recent years, we have experienced a decline in historical volumes from some of our largest customers, which has negatively impacted our sales and profitability and which will continue to have a negative impact in the future if we are not able to attract and retain a profitable customer and product mix.
Our sales and profits have been, and may continue to be, negatively impacted by the outcome of competitive bidding.
Many of our retail customers have become increasingly price sensitive, which has intensified the competitive environment in which we operate. As a result, we have been subject to a number of competitive bidding situations, both formal and informal, which have materially reduced our sales volumes and profitability on sales to several customers. We expect this trend of competitive bidding to continue. During 2013, as a result of a request for proposal, a significant customer transferred a material portion of its business to other suppliers, which resulted in a decline in our fluid milk volumes of approximately 7% during 2013. The loss of this volume had a negative effect on our sales and profits. In the event we experience a similar loss, we may have to replace the lost volume with lower margin business, which could also negatively impact our profitability. Additionally, this competitive environment may result in us serving an increasing number of small format customers, which may raise the costs of production and distribution, and negatively impact the profitability of our business. If we are unable to structure our business to appropriately respond to the pricing demands of our customers, we may lose customers to other processors that are willing to sell product at a lower cost, which could negatively impact our sales and profits.
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
We sell products for human consumption, which involves a number of risks. Product contamination, spoilage, other adulteration, misbranding, mislabeling, or product tampering could require us to recall products. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health and safety requirements, or in the event our products cause injury, illness or death. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. A significant product liability, consumer fraud or other legal judgment against us or a widespread product recall may negatively impact our sales, brands, reputation and profitability. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that consumers believe as having strong health and wellness credentials. In addition, consumer preferences related to genetically modified foods, animal proteins, or the use of certain sweeteners could result in negative publicity and adversely affect our reputation. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome.
Disruption of our supply or distribution chains or transportation systems could adversely affect our business.
Our ability to make, move and sell our products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities due to weather (including the impact of climate change), natural disaster, fire, environmental incident, terrorism (including eco-terrorism and bio-terrorism), pandemic, strikes, the financial or operational instability of key suppliers, distributors, warehousing and transportation providers, or other reasons could impair our ability to manufacture or distribute our products. If we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, our business and results of operations could be negatively affected and additional resources could be required to restore our supply chain. In addition, we are subject to federal motor carrier regulations, such as the Federal Motor Carrier Safety Act, with which our extensive DSD system must comply. Failure to comply with such regulations could result in our inability to deliver product to our customers in a timely manner, which could adversely affect our reputation and our results.
Failure to maintain sufficient internal production capacity or to enter into co-packing agreements on terms that are beneficial for us may result in our inability to meet customer demand and/or increase our operating costs.
The success of our business depends, in part, on maintaining a strong production platform and we rely on internal production resources and third-party co-packers to fulfill our manufacturing needs. As part of our ongoing cost reduction efforts, we have closed or announced the closure of a number our plants since late 2012. It is possible that we may need to increase our reliance on third parties to provide manufacturing and supply services, commonly referred to as “co-packing” agreements, for a number of our products. In particular, there is increasing consumer preference for certain sized extended shelf life (“ESL”) products in certain categories and, as a result of the Morningstar divestiture, we are contractually limited in our ability to manufacture ESL products. In such case, we must rely on our co-packers. A failure by our co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products and cause damage to the reputation of our brand. If we need to enter into additional co-packing agreements in the future, we can provide no assurance that we would be able to find acceptable third-party providers or enter into agreements on satisfactory terms. Our inability to establish satisfactory co-packing arrangements could limit our ability to operate our business and could negatively affect our sales volumes and results of operations. If we cannot maintain sufficient production capacity, either internally or through third-party agreements, we may be unable to meet customer demand and/or our manufacturing costs may increase, which could negatively affect our business.
Our business operations could be disrupted and the liquidity and market price of our securities could decline if our information technology systems fail to perform adequately or experience a security breach.
We maintain a large database of confidential information and sensitive data in our information technology systems, including confidential employee, supplier and customer information, and accounting, financial and other data on which we rely for internal and external financial reporting and other purposes. The efficient operation of our business depends on our information technology systems. We rely on our information technology systems, including those of third parties, to effectively manage our business data, communications, supply chain, logistics, accounting and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology environment, our business or financial results could be negatively impacted. In addition, our information technology systems and those of third parties are vulnerable to damage or interruption from circumstances beyond our control, including systems failures, viruses, security breaches or cyber incidents such as intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises. A security breach of such information or failure of our information technology systems could result in damage to our reputation, negatively impact our relations with our customers or employees, and expose us to liability and litigation. Moreover, a security breach or failure of our information systems could also result in the alteration, corruption or loss of the accounting, financial or other data on which we rely for internal and external financial reporting and other purposes and, depending on the severity of the security breach or systems failure, could prevent the audit of our financial statements or our internal control over financial reporting from being completed on a timely basis or at all, or could negatively impact the resulting audit opinions. Any such damage or interruption, or alternation, corruption or loss, could have a material adverse effect on our business or could cause our securities to become less liquid and the market price of our securities to decline.
If we are unable to hire, retain and develop our leadership bench, or fail to develop and implement an adequate succession plan for current leadership positions, it could have a negative impact on our business.
Our continued and future success depends partly upon our ability to hire, retain and develop our leadership bench.  Effective succession planning is also a key factor in our long-term success. Any unplanned turnover or failure to develop or implement an adequate succession plan to backfill key leadership positions could deplete our institutional knowledge base and erode our competitive advantage. Our failure to enable the effective transfer of knowledge or to facilitate smooth transitions with regard to key leadership positions could adversely affect our long-term strategic planning and execution and negatively affect our business, financial condition, results of operations.
Our ability to generate positive cash flow and profits will depend partly on our successful execution of our business strategy.
Our ability to generate positive cash flow and profits will depend partly on our successful execution of our business strategy. Our business strategy may require significant capital investment and management attention, which may result in the diversion of these resources from other business issues and opportunities. Additionally, the successful implementation of our current business strategy is subject to our ability to manage costs and expenses, our ability to develop new and innovative products, the success of continuing improvement initiatives, our ability to leverage processing and logistical efficiencies, our consumers’ demand for our brands and products, the effectiveness of our advertising and targeting of consumers and channels, the availability of favorable acquisition opportunities and our ability to attract and retain qualified management and other personnel. There can be no assurance that we will be able to successfully implement our business strategy. If we cannot successfully execute our business strategy, our business, financial condition and results of operations may be adversely impacted.
Our existing debt and other financial obligations may restrict our business operations and we may incur even more debt.
We have substantial debt and other financial obligations and significant unused borrowing capacity. We may incur additional debt in the future. In addition to our other financial obligations, on December 31, 2015, we had approximately $842.4 million in outstanding debt obligations and we had the ability to borrow up to a combined additional $821.7 million of combined future borrowing capacity under our senior secured revolving credit facility and receivables-backed facility.
We have pledged substantially all of our assets to secure our senior secured revolving credit facility. Our debt and related debt service obligations could:

•
require us to dedicate significant cash flow to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes, including for funding working capital, capital expenditures, and acquisitions and for other general corporate purposes;

•	may limit our flexibility in planning for or reacting to changes in our business and market conditions;

•
impose on us additional financial and operational restrictions, including restrictions on our ability to, among other things, incur additional indebtedness, create liens, guarantee obligations, undertake acquisitions or sales of assets, declare dividends and make other specified restricted payments, and make investments;

•
impose on us additional financial and operational restrictions, including restrictions on our ability to, among other things, incur additional indebtedness, create liens, guarantee obligations, undertake acquisitions or sales of assets, declare dividends and make other specified restricted payments, and make investments;

•	place us at a competitive disadvantage compared to businesses in our industry that have less debt or that are debt-free.

To the extent that we incur additional indebtedness in the future, these limitations would likely have a greater impact on our business. Failure to make required payments on our debt or comply with the financial covenants or any other non-financial or restrictive covenants set forth in the agreements governing our debt could create a default and cause a downgrade to our credit rating. Upon a default, our lenders could accelerate the indebtedness, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. In those circumstances, we may be required to amend the agreements governing out debt, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance, which in turn, is subject to various factors such as prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Current Debt Obligations” below for more information.
Risks Related to Our Common Stock
Our Board of Directors could change our dividend policy at any time.
In November 2013, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Under this policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to this policy, we paid quarterly dividends of $0.07 per share ($0.28 per share annually) in 2014 and 2015. However, we are not required to pay dividends and our stockholders do not have contractual or other legal rights to receive them. Any determination to pay cash dividends on our common stock in the future may be affected by business conditions, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Furthermore, our Board of Directors may decide at any time, in its discretion, not to pay a dividend, to decrease the amount of dividends or to change or revoke the dividend policy entirely. If we do not pay dividends, for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.
Our stock price is volatile and may decline regardless of our operating performance, and you could lose a significant part of your investment.
The market price of our common stock has historically been volatile and in the future may be influenced by many factors, some of which are beyond our control, including those described in this section and the following:

•	changes in financial estimates by analysts or our inability to meet those financial estimates;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	variations in our quarterly results of operations and those of our competitors;

•	general economic and stock market conditions;

•	changes in conditions or trends in our industry, geographies or customers;

•	terrorist acts;

•	activism by any large stockholder or group of stockholders;

•	perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	actual or anticipated growth rates relative to our competitors; and

•	speculation by the investment community regarding our business.
In addition, the stock markets, including the New York Stock Exchange, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources.
These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. This volatility may increase the risk that our stockholders will suffer a loss on their investment or be unable to sell or otherwise liquidate their holdings of our common stock.

Capital Markets and General Economic Risks
Unfavorable economic conditions may adversely impact our business, financial condition and results of operations.
The dairy industry is sensitive to changes in international, national and local general economic conditions. Future economic decline or increased income disparity could have an adverse effect on consumer spending patterns. Increased levels of unemployment, increased consumer debt levels and other unfavorable economic factors could further adversely affect consumer demand for products we sell or distribute, which in turn could adversely affect our results of operations. Consumers may not return to historical spending patterns following any future reduction in consumer spending.
The costs of providing employee benefits have escalated, and liabilities under certain plans may be triggered due to our actions or the actions of others, which may adversely affect our profitability and liquidity.
We sponsor various defined benefit and defined contribution retirement plans, as well as contribute to various multiemployer plans on behalf of our employees. Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs and increase future funding requirements of our plans. Pension and post-retirement costs also may be significantly affected by changes in key actuarial assumptions including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. Recent changes in federal laws require plan sponsors to eliminate, over defined time periods, the underfunded status of plans that are subject to the Employee Retirement Income Security Act rules and regulations. Certain of our defined benefit retirement plans are less than fully funded. Facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit retirement plans, and the costs of such liabilities may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows. In addition to potential changes in funding requirements, the costs of maintaining our pension plans are impacted by various factors including increases in healthcare costs and legislative changes such as the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010.
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
As of December 31, 2015, approximately 38% of our employees participated in collective bargaining agreements. Our collective bargaining agreements are scheduled to expire at various times over the next 3 to 5 years. At any given time, we may face a number of union organizing drives. When we negotiate collective bargaining agreements or terms, we and the union may disagree on important issues which, in turn, could possibly lead to a strike, work slowdown or other job actions at one or more of our locations. In the event of a strike, work slowdown or other labor unrest, or if we are unable to negotiate labor contracts on reasonable terms, our ability to supply our products to customers could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities. In addition, our ability to make short-term adjustments to control compensation and benefits costs or otherwise to adapt to changing business requirements may be limited by the terms of our collective bargaining agreements.
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
We are subject to federal, state and local governmental laws and regulations, including those promulgated by the FDA, the USDA, U.S. Department of the Treasury, Internal Revenue Service ("IRS"), Environmental Protection Agency ("EPA"), FTC, Department of Transportation, Department of Labor, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and numerous related regulations promulgated by the Securities and Exchange Commission and the Financial Accounting Standards Board. Changes in federal, state or local laws, or the interpretations of such laws and regulations, may negatively impact our financial results or our ability to market our products. Any or all of these risks could adversely impact our financial results.

Violations of laws or regulations related to the food industry, as well as new laws or regulations or changes to existing laws or regulations related to the food industry, could adversely affect our business.
The food production and marketing industry is subject to a variety of federal, state and local laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, packaging, storage, marketing, advertising, labeling quality and distribution of our products, as well as those related to worker health and workplace safety. Our activities are subject to extensive regulation. We are regulated by, among other federal and state authorities, the FDA, the EPA, the FTC, and the U.S. Departments of Agriculture, Commerce, Labor and Transportation. Legislation at the state and federal level that would require the labeling of products containing or derived from genetically engineered organisms and FDA proposals to redesign the Nutrition Facts label may negatively impact our business. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers.
In addition, our volumes may be impacted by the level of government spending that supports grocery purchases because such amounts may impact the level of consumer spending on fluid dairy products. As a meaningful portion of Supplemental Nutrition Assistance Program (“SNAP”) benefits are spent in the dairy category, we are cautious about the impact that any change or reduction in these benefits could have on consumer spending in the dairy category. Any reduction or change in SNAP benefits or if other government spending programs, such as the Special Supplemental Nutrition Program for Women, Infants, and Children, are suspended or expire, then it could have an adverse impact upon our volumes and our results of operations.
In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal and state laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products or force changes in our production processes or procedures (or force us to implement new processes or procedures). For example, the FDA continues to enact regulation pursuant to the Food Safety Modernization Act of 2011 which requires, among other things, that food facilities conduct contamination hazard analysis, implement risk-based preventive controls and develop track-and-trace capabilities, and there could be unforeseen issues, requirements and costs that arise as the FDA promulgates such regulations. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.
Risks Related to the Tax-Free Separation of WhiteWave
The WhiteWave separation transactions could result in significant tax liability to us.
In 2013, we received a private letter ruling from the IRS to the effect that, subject to certain conditions, the WhiteWave spin-off and our subsequent disposition of our remaining interests in WhiteWave would be tax-free to us and our stockholders. In addition, we received an opinion from our outside tax advisors on certain items in connection with the WhiteWave transactions not addressed in the private letter ruling. This tax opinion, however, is not binding on the IRS, and we may not be able to rely on the IRS private letter ruling if the factual representations or assumptions in the ruling request are determined to be untrue or incomplete in any material respect. If the IRS were to determine that the WhiteWave spin-off and subsequent disposition of our remaining ownership interest in WhiteWave do not qualify for tax-free treatment, then we and our stockholders would be subject to tax in connection with such transactions. It is expected that the amount of any such taxes to us and our stockholders would be substantial.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in leased premises at 2711 North Haskell Avenue, Suite 3400, Dallas, Texas 75204. In addition, we operate 67 manufacturing facilities. We believe that our facilities are well maintained and are generally suitable and of sufficient capacity to support our current business operations and that the loss of any single facility would not have a material adverse effect on our operations or financial results.
We currently conduct our manufacturing operations within the following facilities, most of which are owned:

Homewood, Alabama(2)	New Orleans, Louisiana	Lansdale, Pennsylvania
Buena Park, California	Franklin, Massachusetts	Lebanon, Pennsylvania
City of Industry, California(2)	Lynn, Massachusetts	Schuylkill Haven, Pennsylvania
Hayward, California	Grand Rapids, Michigan	Sharpsville, Pennsylvania
Englewood, Colorado	Livonia, Michigan	Spartanburg, South Carolina
Greeley, Colorado	Marquette, Michigan	Sioux Falls, South Dakota
Deland, Florida	Thief River Falls, Minnesota	Athens, Tennessee
Miami, Florida	Woodbury, Minnesota	Nashville, Tennessee(2)
Orlando, Florida	Billings, Montana	Dallas, Texas
Braselton, Georgia	Great Falls, Montana	El Paso, Texas
Hilo, Hawaii	North Las Vegas, Nevada	Houston, Texas
Honolulu, Hawaii	Reno, Nevada	Lubbock, Texas
Boise, Idaho	Florence, New Jersey	McKinney, Texas
Belvidere, Illinois	Albuquerque, New Mexico	San Antonio, Texas
Harvard, Illinois	Rensselaer, New York	Orem, Utah
Huntley, Illinois	High Point, North Carolina	Salt Lake City, Utah
O’Fallon, Illinois	Winston-Salem, North Carolina	Richmond, Virginia
Rockford, Illinois	Bismarck, North Dakota	Ashwaubenon, Wisconsin
Decatur, Indiana	Tulsa, Oklahoma
Huntington, Indiana	Marietta, Ohio
LeMars, Iowa	Springfield, Ohio
Louisville, Kentucky	Toledo, Ohio
Hammond, Louisiana	Erie, Pennsylvania

The majority of our manufacturing facilities also serve as distribution facilities. In addition, we have numerous distribution branches located across the country, some of which are owned but most of which are leased.

Item 3.	Legal Proceedings
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. On January 19, 2016, the district court granted summary judgment to defendants on claims accruing after May 8, 2009. On January 25, 2016, the district court issued orders denying summary judgment in other respects and denying plaintiffs’ motion for class certification. The case is presently scheduled for trial on July 12, 2016; it is unclear whether and how the court’s recent rulings will affect that date.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). This case was voluntarily dismissed, and the same plaintiffs filed a nearly identical complaint on January 17, 2013. The allegations in this complaint are similar to those in both the retailer action and the 2009 indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss, and on September 11, 2014, the district court granted in part and denied in part that motion, dismissing the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. The parties jointly proposed that further proceedings (including any discovery) in this case be deferred until after the district court ruled on the summary judgment and class certification issues in the Tennessee retailer action.
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
Environmental Matters
In June 2015, the EPA alleged violations of certain risk management regulations under the U.S. Clean Air Act following a December 2012 inspection of our plant in Lynn, Massachusetts. We have resolved many of the alleged deficiencies through facility upgrades and remedial activities, and we are addressing the remaining alleged deficiencies pursuant to an administrative compliance order of consent dated September 28, 2015. In December 2015, we entered into a consent agreement and final order with the EPA to resolve our liability with respect to the alleged deficiencies. Pursuant to the consent agreement, we have paid a civil penalty of $255,000; our Franklin, Massachusetts plant will be subject to a compliance audit; and we will perform certain specified environmental projects. We do not expect the compliance order or consent agreement to materially impact our business.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the symbol “DF.” The following table sets forth the high and low sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years.
At February 17, 2016, there were 2,220 record holders of our common stock.

	High	Low
2014:
First Quarter	18.06	13.59
Second Quarter	18.24	14.26
Third Quarter	18.06	13.04
Fourth Quarter	19.66	12.62
2015:
First Quarter	19.74	15.36
Second Quarter	19.17	15.76
Third Quarter	18.28	14.56
Fourth Quarter	19.41	15.78
In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we paid quarterly dividends of $0.07 per share ($0.28 per share annually) in March, June, September and December of 2014 and 2015. Beginning in 2015, all awards of restricted stock units and phantom stock awards provide for cash dividend equivalent units ("DEUs") which vest in cash at the same time as the underlying award. Annual dividend payments totaled approximately $26 million for each of the years ended December 31, 2015 and 2014, respectively.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Current Debt Obligations” and Note 9 to our Consolidated Financial Statements for further information regarding the terms of our senior secured credit facility, including terms restricting the payment of dividends.
Stock Repurchases — Since 1998, our Board of Directors authorized the repurchase of our common stock up to an aggregate of $2.38 billion (excluding fees and expenses), of which approximately $222.1 million remained available under this program as of December 31, 2015. We repurchased 3,165,582 shares for $53 million during the year ended December 31, 2015, and 1,727,275 shares for $25 million during the year ended December 31, 2014. Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.
For information relating to securities authorized for issuance under our equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6.	Selected Financial Data
The following selected financial data as of and for each of the years ended December 31, 2011 to 2015 has been derived from our audited Consolidated Financial Statements. The operating results of WhiteWave and Morningstar and certain other directly attributable expenses, including interest expense, related to the sale of Morningstar, which occurred on January 3, 2013, and the spin-off of WhiteWave, which was completed on May 23, 2013, are reflected as discontinued operations in the table below for all periods presented. The selected financial data does not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto.

	Year Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands, except share data)
Operating data:
Net sales	$8,121,661	$9,503,196	$9,016,321	$9,274,662	$9,715,747
Cost of sales	6,147,252	7,829,733	7,161,734	7,179,403	7,618,313
Gross profit(1)	1,974,409	1,673,463	1,854,587	2,095,259	2,097,434
Operating costs and expenses:
Selling and distribution	1,379,317	1,355,053	1,337,745	1,419,531	1,456,021
General and administrative	350,324	288,744	310,453	412,957	473,802
Amortization of intangibles	21,653	2,889	3,669	3,758	4,997
Facility closing and reorganization costs	19,844	4,460	27,008	55,787	45,688
Litigation settlements(2)	—	(2,521)	(1,019)	—	131,300
Impairment of goodwill, intangible and other long-lived assets(3)	109,910	20,820	43,441	—	2,075,836
Other operating (income) loss(4)	—	(4,535)	2,494	(57,459)	(13,785)
Total operating costs and expenses	1,881,048	1,664,910	1,723,791	1,834,574	4,173,859
Operating income (loss)	93,361	8,553	130,796	260,685	(2,076,425)
Other (income) expense:
Interest expense(5)	66,813	61,019	200,558	150,589	177,449
Loss on early retirement of debt(6)	43,609	1,437	63,387	—	—
Gain on disposition of WhiteWave common stock(7)	—	—	(415,783)	—	—
Other income, net	(3,751)	(1,620)	(400)	(1,664)	(2,037)
Total other (income) expense	106,671	60,836	(152,238)	148,925	175,412
Income (loss) from continuing operations before income taxes	(13,310)	(52,283)	283,034	111,760	(2,251,837)
Income tax expense (benefit)	(5,229)	(32,096)	(42,325)	87,945	(523,555)
Income (loss) from continuing operations	(8,081)	(20,187)	325,359	23,815	(1,728,282)
Income (loss) from discontinued operations, net of tax(8)	(1,095)	(652)	2,803	139,279	132,495
Gain (loss) on sale of discontinued operations, net of tax	668	543	491,195	(2,053)	3,616
Net income (loss)	(8,508)	(20,296)	819,357	161,041	(1,592,171)
Net (income) loss attributable to non-controlling interest in discontinued operations	—	—	(6,179)	(2,419)	16,550
Net income (loss) attributable to Dean Foods Company	$(8,508)	$(20,296)	$813,178	$158,622	$(1,575,621)
Basic earnings (loss) per common share (9):
Income (loss) from continuing operations attributable to Dean Foods Company	(0.09)	(0.22)	3.47	0.26	(18.85)
Income from discontinued operations attributable to Dean Foods Company	—	—	5.20	1.46	1.67
Net income (loss) attributable to Dean Foods Company	$(0.09)	$(0.22)	$8.67	$1.72	$(17.18)
Diluted earnings (loss) per common share(9):
Income (loss) from continuing operations	(0.09)	(0.22)	3.43	0.26	(18.85)
Income from discontinued operations	—	—	5.15	1.44	1.67
Net income (loss) attributable to Dean Foods Company	$(0.09)	$(0.22)	$8.58	$1.70	$(17.18)
Average common shares(9):
Basic	93,298,467	93,916,656	93,785,611	92,375,378	91,694,110
Diluted	93,298,467	93,916,656	94,796,236	93,065,912	91,694,110
Other data:
Ratio of earnings to fixed charges	0.87x	0.48x	2.17x	1.56x	—
Deficiency in the coverage of earnings to fixed charges(10)	$—	$—	$—	$—	$(2,030,351)
Balance sheet data (at end of period):
Total assets	$2,528,015	$2,769,636	$2,802,045	$5,697,583	$5,755,167
Long-term debt(11)	842,425	917,179	897,262	2,322,243	3,287,487
Other long-term liabilities	272,864	276,318	273,314	357,313	402,323
Non-controlling interest(12)	—	—	—	102,441	4,747
Dean Foods Company stockholders’ equity (deficit)(13)	545,504	627,318	714,315	357,187	(103,398)

(1)
As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

(2)
Results for 2014 and 2013 include reductions in a litigation settlement liability due to plaintiff class "opt outs." Results for 2011 include charges of $131.3 million, related to antitrust class action settlements. See Note 18 to our Consolidated Financial Statements.

(3)
During the first quarter of 2015, we approved the launch of DairyPure®, our national white milk brand. In connection with the approval of the launch of DairyPure®, we changed our indefinite lived trademarks to finite lived, resulting in a triggering event for impairment testing purposes. Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million. Results for 2014 include non-cash impairment charges of $20.8 million related to plant, property and equipment at certain of our production facilities. Results for 2013 include non-cash impairment charges of $35.5 million related to plant, property and equipment at certain of our production facilities and $7.9 million related to certain finite and indefinite-lived intangible assets. Results for 2011 include a non-cash goodwill impairment of $2.1 billion. See Notes 6 and 16 to our Consolidated Financial Statements.

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

(5)
Results for 2013 include a charge of $6.8 million related to the write-off of deferred financing costs as a result of the termination of our prior senior secured credit facility and the repayment of all related indebtedness. Results for 2012 include a charge of $3.5 million for the write-off of deferred financing costs as a result of the early retirement of our then-outstanding 2014 Tranche A and Tranche B term loan borrowings. See Note 9 to the Consolidated Financial Statements.

(6)
In March 2015, we redeemed the remaining $476.2 million principal amount of our outstanding senior notes due 2016 at a total redemption price of approximately $521.8 million. As a result, we recorded a $38.3 million pre-tax loss on early retirement of long-term debt in the first quarter of 2015. In December 2014, we completed the redemption of our remaining $24 million outstanding principal amount of our senior notes due 2018 at a redemption price equal to 104.875% of their principal amount, plus accrued and unpaid interest, or approximately $26.1 million in total. As a result, we recorded a $1.4 million pre-tax loss on early retirement of debt in 2014. During the fourth quarter of 2013, we successfully completed a cash tender offer for $400 million aggregate principal amount of our senior notes due 2018 and our senior notes due 2016. We purchased $376.2 million of the senior notes due 2018, for their aggregate principal amount plus a call premium of approximately $54 million and $23.8 million of the senior notes due 2016 for their aggregate principal amount plus a call premium of approximately $3 million. As a result, we recorded a $63.4 million pre-tax loss on early retirement of debt. See Note 9 to the Consolidated Financial Statements.

(7)
In July 2013, we disposed of our remaining investment in WhiteWave common stock through a debt-for-equity exchange described more fully in Note 2 to our Consolidated Financial Statements. As a result of the disposition, we recorded a tax-free gain in continuing operations of $415.8 million in the third quarter of 2013.

(8)
Income (loss) from discontinued operations for each of the five years shown in the table above includes the operating results and certain other directly attributable expenses, including interest expense, related to the disposition of Morningstar and the spin-off of WhiteWave. See Note 3 to our Consolidated Financial Statements.

(9)
Basic and diluted earnings (loss) per common share and average basic and diluted shares outstanding for the years ended December 31, 2012 and 2011 have been adjusted retroactively to reflect a 1-for-2 reverse stock split effected August 26, 2013.

(10)
The 2011 computation resulted in a deficiency in the coverage of earnings to fixed charges of $2.0 billion, due in large part to the goodwill impairment charge related to our Fresh Dairy Direct reporting unit. For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income (loss) before income taxes plus fixed charges and “fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(11)	Includes the current portion of long-term debt.

(12)
Upon completion of the WhiteWave IPO (as defined in Note 2) on October 31, 2012, we owned an 86.7% economic interest in WhiteWave. The sale was accounted for as an equity transaction in accordance with ASC 810 and no gain or loss was recognized as we retained the controlling financial interest. The WhiteWave IPO increased our equity attributable to non-controlling interest by $98.1 million in 2012 which represented the carrying value of the non-controlling interest. Upon completion of the WhiteWave spin-off, we ceased to own a controlling financial interest in WhiteWave, and WhiteWave’s results of operations were reclassified as discontinued operations for all periods presented herein. See Note 2 to our Consolidated Financial Statements.

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
Business Overview
We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, juice, tea, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $8.1 billion in 2015. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers' locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated DSD systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.
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
Recent Developments
See “Part I — Item 1. Business — Developments Since January 1, 2015” for further information regarding recent developments that have impacted our financial condition and results of operations.
Matters Affecting Comparability
Our discussion of our financial condition and results of operations for the years ended December 31, 2015, 2014 and 2013 will be affected by the matter summarized below.
We completed the WhiteWave spin-off on May 23, 2013 and the sale of Morningstar on January 3, 2013. As a result, WhiteWave and Morningstar operating results are presented as discontinued operations and all intersegment sales between WhiteWave, Morningstar and us, previously recorded as intersegment sales and eliminated in consolidation, are now third-party sales that, along with their related costs, are no longer eliminated in consolidation. These changes had no impact on consolidated net sales and operating income.

Results of Operations
Our key performance indicators are brand mix, achieving low cost and volume performance, which are reflected in gross profit, operating income and net sales, respectively. We evaluate our financial performance based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, asset impairment charges, litigation settlements and other nonrecurring gains and losses. The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Year Ended December 31
	2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(In millions)
Net sales	$8,121.7	100.0%	$9,503.2	100.0%	$9,016.3	100.0%
Cost of sales	6,147.3	75.7	7,829.7	82.4	7,161.7	79.4
Gross profit(1)	1,974.4	24.3	1,673.5	17.6	1,854.6	20.6
Operating costs and expenses:
Selling and distribution	1,379.3	17.0	1,355.1	14.3	1,337.7	14.8
General and administrative	350.3	4.3	288.7	3.0	310.5	3.5
Amortization of intangibles	21.7	0.3	2.9	—	3.7	—
Facility closing and reorganization costs	19.8	0.2	4.5	—	27.0	0.3
Litigation settlements	—	—	(2.5)	—	(1.0)	—
Impairment of intangible and other long-lived assets	109.9	1.3	20.8	0.2	43.4	0.5
Other operating (income) loss	—	—	(4.5)	—	2.5	—
Total operating costs and expenses	1,881.0	23.1	1,665.0	17.5	1,723.8	19.1
Operating income	$93.4	1.2%	$8.5	0.1%	$130.8	1.5%

(1)
As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Sales — The change in net sales was due to the following:

Year Ended December 31, 2015 vs. 2014
(In millions)
Volume	$(293.1)
Pricing and product mix changes	(1,088.4)
Total decrease	$(1,381.5)
Net sales — Net sales decreased $1.4 billion, or 14.5%, during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to decreased pricing, as a result of significant declines in dairy commodity costs from year-ago levels. On average, during the year ended December 31, 2015, the Class I price was approximately 30% below prior-year levels.
Net sales were further impacted by a 3.1% total sales volume decline across all products from year-ago levels. Volume declines across our fluid milk business, which accounted for approximately 75% of our total sales volume, were primarily impacted by choices we have made with respect to our rate realization strategy and channel dynamics, partially offset by an improving fluid milk category. Across our other non-fluid milk products, year-over-year volume declines were largely offset by an increase of approximately 4% in our ice cream volume performance.

The fluid milk category declined on a year-over-year basis; however, 2015 reflected the best category performance at retail, with the smallest rate of decline, going back through at least 2011. Despite overall category improvement, our share of the fluid milk category decreased in 2015 from 2014 as we executed our plans to improve net price realization. We remain diligent in our efforts to secure volume with margins that reflect the level of service and quality we provide to our customers. Our balance of category share and operational performance will continue to be a point of focus in 2016.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, we continue to balance our product pricing with the execution of our strategy to improve net price realization and, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2015 compared to 2014:

	Year Ended December 31*
	2015	2014	% Change
Class I mover(1)	$16.34	$23.29	(29.8)%
Class I raw skim milk mover(1)(2)	8.91	15.57	(42.8)%
Class I butterfat mover(2)(3)	2.21	2.36	(6.4)%
Class II raw skim milk minimum(1)(4)	7.69	15.53	(50.5)%
Class II butterfat minimum(3)(4)	2.30	2.39	(3.8)%

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased 21.5% during the year ended December 31, 2015 in comparison to the year ended December 31, 2014, primarily due to decreased dairy commodity costs. In addition, this decrease was due to our ongoing cost and efficiency initiatives and lower sales volumes.
Gross Profit — Gross profit percentage increased to 24.3% in 2015 compared to 17.6% in 2014. This increase was primarily due to price adjustments for our private label products, pricing actions and the associated increased margin pool for our branded products and the decline in dairy commodity costs. Increases to gross profit were partially offset by overall volume declines discussed above.
Operating Costs and Expenses — Our operating expenses increased $216.0 million, or 13.0%, during the year ended December 31, 2015 in comparison to the year ended December 31, 2014. Significant changes to operating costs and expenses in the year ended December 31, 2015 include the following:

•
Selling and distribution costs increased by $24.2 million primarily due to higher advertising costs to support our national brands and the distribution inefficiencies associated with delivering products back into areas surrounding our closed facilities, as well as transitory costs associated with plant closures.

•
General and administrative costs increased by $61.6 million primarily due to higher incentive-based compensation associated with higher earnings for the full year of 2015 as compared to 2014, as well as other employee related costs and professional services.

•	Impairment and incremental amortization of intangibles assets of $109.9 million and $18.6 million, respectively. See Note 6 to our Consolidated Financial Statements.

•	Facility closing and reorganization costs increased $15.3 million. See Note 16 to our Consolidated Financial Statements.

•
Other operating income decreased by $4.5 million, which is primarily attributable to income related to the final settlement of certain liabilities associated with the prior disposition and closure of manufacturing facilities in 2014.

Other (Income) Expense — Other (income) expense increased by $45.8 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase in expense was primarily due to the loss on early retirement of long-term debt of $43.6 million recorded on the early retirement of our senior notes due 2016 and termination of our Old Credit Facility (as defined below in Liquidity and Capital Resources), which occurred during the first quarter of 2015. Additionally, interest expense increased $5.8 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to increased interest expense resulting from our longer-dated debt maturity profile, stemming from the issuance of our 2023 Notes, the proceeds of which were used to pay down revolving debt borrowings and used to extinguish our senior notes due 2016. See Note 9 to our Consolidated Financial Statements for further information regarding our debt repayments.
Income Taxes — Income tax benefit was recorded at an effective rate of 39.3% for 2015 compared to a 61.4% effective tax benefit rate in 2014. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2014, our effective tax rate was also impacted by settlements of various taxing authority examinations and several state tax law changes. Excluding these items, our effective tax benefit rate for the year ended December 31, 2014 was 36.4%.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales — The change in net sales was due to the following:

Year Ended December 31, 2014 vs. 2013
(In millions)
Volume	$(321.0)
Pricing and product mix changes	807.9
Total increase	$486.9
Net sales — Net sales increased $486.9 million, or 5.4%, during the year ended December 31, 2014 versus the year ended December 31, 2013 primarily due to increased pricing as a result of the pass-through of higher dairy commodity costs. On average, during the year ended December 31, 2014, the Class I price was approximately 24% above prior-year levels. At these unprecedented commodity levels, although our pricing pass-through mechanisms are highly efficient, we were unwilling to increase our branded product prices commensurate with the higher cost of raw milk, which in turn has negatively impacted our net sales. Commodity-driven sales increases were partially offset by a decrease in fluid milk volumes, which accounted for approximately 79% of our total sales volume. Our fluid milk volume declines were driven by increasing softness in the fluid milk category, particularly impacting our branded portfolio, as well as the loss of a portion of our private label business with a significant customer.

The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2014 compared to 2013:

	Year Ended December 31*
	2014	2013	% Change
Class I mover(1)	$23.29	$18.84	23.6%
Class I raw skim milk mover(1)(2)	15.57	13.50	15.3
Class I butterfat mover(2)(3)	2.36	1.66	42.2
Class II raw skim milk minimum(1)(4)	15.53	14.07	10.4
Class II butterfat minimum(3)(4)	2.39	1.67	43.1

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
Cost of Sales — Cost of sales increased 9.3% in the year ended December 31, 2014 in comparison to the year ended December 31, 2013. The increase in cost of sales year over year was primarily attributable to increased dairy commodity costs. The Class I raw milk price was approximately 24% above prior-year levels. The increase was partially offset by lower sales volumes and our cost and efficiency initiatives.
Gross Profit — Gross profit percentage decreased to 17.6% in 2014 as compared to 20.6% in 2013. The decline was significantly impacted by the record-high dairy commodity costs environment in 2014. At the unprecedented commodity levels experienced in 2014, although our pricing pass-through mechanisms are highly efficient, particularly for our branded products, we were unwilling or unable to increase our product prices commensurate with the higher cost of raw milk, which in turn negatively impacted our gross profit. In addition, despite the full impact of the lost volumes discussed above and the associated accelerated facility closure activity during 2014 and 2013, production cost declines lagged the decline in sales volumes, resulting in higher per unit costs and lower overall gross profit.
Operating Costs and Expenses — Our operating expenses decreased $58.8 million, or 3.4%, during the year ended December 31, 2014 in comparison to the year ended December 31, 2013. Significant changes to operating costs and expenses included the following:

•
General and administrative costs decreased by $21.8 million primarily due to lower personnel-related costs, including share-based and incentive compensation, as a result of operational performance that was below our targets and headcount reductions.

•	Facility closing and reorganization costs decreased $22.5 million. See Note 16 to our Consolidated Financial Statements.

•	Impairment of long-lived assets decreased $22.6 million. See Note 16 to our Consolidated Financial Statements.

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

Other (Income) Expense — Significant changes to other (income) expense during the year ended December 31, 2014 as compared to the year ended December 31, 2013 include the following:

•
Excluding the $63.4 million of non-cash interest expense related to $650 million notional amount of interest rate swaps that we novated to WhiteWave and the $28.1 million charge recorded as a result of the January 3, 2013 termination of $1.0 billion notional amount of interest rate swaps, both of which were recorded during the year ended December 31, 2013, interest expense decreased $48.0 million during the year ended December 31, 2014 from the year ended December 31, 2013. This decrease was primarily the result of the tender offer on a portion of our higher coupon senior notes due 2018 and 2016 completed during the fourth quarter of 2013. See Note 9 to our Consolidated Financial Statements for further information regarding our debt repayments.

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
Liquidity and Capital Resources
Overview
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $450 million senior secured revolving credit facility and our $550 million receivables-backed facility, together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures; working capital; pension contributions; financial obligations and certain other costs that may be necessary to execute our strategic plan. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. As discussed below, we have also instituted a regular quarterly cash dividend policy and have repurchased shares of our common stock opportunistically. Additionally, from time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. Such transactions may require cash expenditures or generate proceeds.
As of December 31, 2015, $10.7 million of our total cash on hand of $60.7 million was attributable to our foreign operations. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in that foreign jurisdiction and it therefore would not be available for immediate use; however, we believe that our existing sources of liquidity, as described more fully below, will enable us to meet our cash requirements in the next twelve months.
At December 31, 2015, we had $842.4 million of outstanding debt obligations. We had total cash on hand of $60.7 million and an additional $821.7 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Strategic Activities Impacting Liquidity in 2015
Adoption of Cash Dividend Policy — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we paid quarterly dividends of $0.07 per share ($0.28 per share annually) in March, June, September and December of 2014 and 2015. Beginning in 2015, all awards of restricted stock units and phantom stock awards provide for cash DEUs, which vest in cash at the same time as the underlying award. Annual dividend payments totaled approximately $26 million for each of the years ended December 31, 2015 and 2014, respectively.
Stock Repurchases — Since 1998, our Board of Directors authorized the repurchase of our common stock up to an aggregate of $2.38 billion (excluding fees and expenses), of which approximately $222.1 million remained available under this program as of December 31, 2015. We repurchased 3,165,582 shares for $53 million during the year ended December 31, 2015, and 1,727,275 shares for $25 million during the year ended December 31, 2014. Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.
Dean Foods Company Senior Notes due 2023 — On February 25, 2015, we issued $700 million in aggregate principal amount of 6.50% 2023 Notes at an issue price of 100% of the principal amount of the 2023 Notes in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act, and in offshore transactions pursuant to Regulation S under the Securities Act.
In connection with the issuance of the 2023 Notes, the Company paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.8 million, which were capitalized and will be amortized to interest expense over the remaining term of the 2023 Notes.
The 2023 Notes are senior unsecured obligations. Accordingly, the 2023 Notes rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our existing and future secured obligations, including obligations under our senior secured revolving credit facility and receivables-backed facility, to the extent of the value of the collateral securing such obligations. The 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the senior secured revolving credit facility.
The 2023 Notes will mature on March 15, 2023 and bear interest at an annual rate of 6.50%. Interest on the 2023 Notes accrues from February 25, 2015 and is payable semi-annually in arrears in March and September of each year, commencing September 2015.
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

Senior Secured Revolving Credit Facility — In July 2013, we executed a credit agreement pursuant to which the lenders provided us with a five-year senior secured revolving credit facility in the amount of up to $750 million (the "Old Credit Facility"). The Old Credit Facility was amended in June 2014 and further amended in August 2014.
In March 2015, we terminated the Old Credit Facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issue costs of $5.3 million during the three months ended March 31, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our Consolidated Statements of Operations.
In March 2015, we executed a new credit agreement pursuant to which the lenders have provided us with a five-year senior secured revolving credit facility in the amount of up to $450 million. Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the Credit Facility by up to $200 million without the consent of any lenders not participating in such increase, subject to specified conditions. The Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans. The Credit Facility will terminate in March 2020.
In connection with the execution of the Credit Agreement, we paid certain arrangement fees of approximately $4.8 million to lenders and other fees of approximately $2.5 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Loans outstanding under the Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of December 31, 2015) based on the Total Net Leverage Ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of December 31, 2015) based on the Total Net Leverage Ratio.
We may make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the Credit Agreement, we will be obligated to prepay the Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The Credit Facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the Credit Agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables-backed securitization subsidiaries (the “Guarantors”).
The Credit Facility is secured by a first priority perfected security interest in substantially all of our assets and the assets of the Guarantors, whether consisting of personal, tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the Guarantors and (ii) 65% of the shares of capital stock of the Guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, (a) any real property with an individual net book value below $10 million, (b) the capital stock and any assets of any unrestricted subsidiary, (c) any capital stock of any direct or indirect subsidiary of Dean Holding Company ("Legacy Dean") which owns any real property, or (d) receivables sold pursuant to the receivables securitization facility.
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum senior secured net leverage ratio of 2.5 to 1.00 (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25 to 1.00.
At December 31, 2015, there were no outstanding borrowings under the Credit Facility. Our combined average daily balance under both the Old Credit Facility and the Credit Facility during the year ended December 31, 2015 was $5.9 million. There were no letters of credit issued under the Credit Facility as of December 31, 2015.
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
In March 2015, the receivables-backed facility was modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the interest coverage ratio and senior secured net leverage ratio requirements to be consistent with those contained in the Credit Agreement described above.

In connection with the modification of the receivables-backed facility, we paid certain arrangement fees of approximately $0.7 million to lenders, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Based on the monthly borrowing base formula, we had the ability to borrow up to $510.0 million of the total commitment amount under the receivables-backed facility as of December 31, 2015. The total amount of receivables sold to these entities as of December 31, 2015 was $590.1 million. During the year ended December 31, 2015, we borrowed $685.0 million and subsequently repaid $920.0 million under the facility with no remaining drawn balance as of December 31, 2015. Excluding letters of credit in the aggregate amount of $138.3 million, the remaining available borrowing capacity was $371.7 million at December 31, 2015. Our average daily balance under this facility during the year ended December 31, 2015 was $43.2 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin.
Dean Foods Company Senior Notes due 2016 — In March 2015, we redeemed the remaining $476.2 million principal amount of our outstanding senior notes due 2016 at a total redemption price of approximately $521.8 million. As a result, we recorded a $38.3 million pre-tax loss on early retirement of long-term debt in the first quarter of 2015, which consisted of debt redemption premiums and unpaid interest of $37.3 million, a write-off of unamortized long-term debt issue costs of $0.8 million and a write-off of the remaining bond discount and interest rate swaps of approximately $0.2 million. The loss was recorded in the loss on early retirement of long-term debt line in our Consolidated Statements of Operations. The redemption was financed with proceeds from the issuance of the 2023 Notes.
Facility Covenants — Our senior secured net leverage ratio, as defined in the Credit Agreement, was zero times as of December 31, 2015, against a financial covenant 2.50 times. As described in more detail in the Credit Agreement, the senior secured net leverage ratio is calculated as the ratio of consolidated senior secured indebtedness, less cash up to $50 million to the extent held by us and our restricted subsidiaries and less any borrowings under our receivables-backed facility, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries, that is secured by a lien on any our assets. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the credit agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.
Our consolidated interest coverage ratio at December 31, 2015 was 6.78 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters, as defined in the Credit Agreement, against a financial covenant of 2.25 times. As described in more detail in the Credit Agreement and the purchase agreement governing our receivables-backed facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our senior secured net leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.
Our total net leverage ratio at December 31, 2015 was 1.92 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, as defined in the Credit Agreement. Although we do not have a financial covenant tied to our total net leverage ratio, it is used in determining pricing. In addition, we have certain restrictions on our ability to make restricted payments in the event our total net leverage ratio is in excess of 3.25 times.
As of February 17, 2016, there were no outstanding borrowings under the Credit Facility or the receivables-backed facility, excluding letters of credit in the aggregate amount $138.3 million, that were issued but undrawn.
We are currently in compliance with all financial covenants under our credit agreements.

Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the year ended December 31, 2015 compared to year ended December 31, 2014:

	Year Ended December 31
	2015	2014	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$408,153	$152,946	$255,207
Investing activities	(146,247)	(121,792)	(24,455)
Financing activities	(215,896)	(29,888)	(186,008)
Effect of exchange rate changes on cash and cash equivalents	(1,638)	(1,666)	28
Net increase (decrease) in cash and cash equivalents	$44,372	$(400)	$44,772
Operating Activities
Net cash provided by operating activities was $408.2 million for the year ended December 31, 2015 compared to net cash provided by operating activities of $152.9 million for the year ended December 31, 2014. The increase was primarily driven by strong operating results, as well as a reduced working capital investment on a 30% year-over-year decline in the Class I raw milk price.
Investing Activities
Net cash used in investing activities increased by $24.5 million during the year ended December 31, 2015 in comparison to the year ended December 31, 2014. Cash flows from investing activities during 2015 were impacted by lower proceeds from the sale of fixed assets of $18.5 million compared to proceeds of $27.6 million in 2014. Additionally, capital expenditures were $13.1 million higher during 2015 in comparison to 2014, primarily due to investments in ice cream related assets.
Financing Activities
Net cash used in financing activities increased $186.0 million in the year ended December 31, 2015 in comparison to the year-ago period. This change was driven by net debt payments of $306.7 million in the year ended December 31, 2015 as compared to net proceeds from borrowings of $41.4 million in 2014. In addition, we made payments on the early retirement of long-term debt of $513.5 million, offset by proceeds from the issuance of $700 million aggregate principal amount of the 2023 Notes. See Note 9 to our Consolidated Financial Statements for further information regarding our debt repayments. Additionally, this increase was driven by $53 million of share repurchases during 2015, as compared to $25 million in 2014. See Note 11 for further information regarding our 2015 share repurchases.
The following table summarizes our cash flows from operating, investing and financing activities for the year ended December 31, 2014 compared to year ended December 31, 2013:

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
Operating Activities
Net cash provided by operating activities was $152.9 million for the year ended December 31, 2014 compared to net cash used in operating activities of $330.7 million for the year ended December 31, 2013. Cash flows used in continuing operations during the year ended December 31, 2013 were significantly impacted by the following:

•	Payments of approximately $418 million related to our cash tax obligation on the sale of Morningstar;

•	Payment of approximately $21 million related to certain tax obligations that were recognized upon completion of the WhiteWave spin-off;

•	Payment of $28 million related to the termination of our remaining interest rate hedges in January 2013; and

•	Decrease of $132 million in accounts payable and accrued expenses related to the payout of our 2012 incentive plans.
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
Financing Activities
Net cash used in financing activities decreased $848.1 million in the year ended December 31, 2014 in comparison to the year-ago period. The change is primarily driven by net proceeds from debt borrowings of $17.6 million in 2014 compared to net debt repayments of $839.9 million in 2013. See Note 9 to our Consolidated Financial Statements for further information regarding our debt repayments. These declines were partially offset by approximately $26 million of dividend payments and $25 million of share repurchases during 2014. See Note 11 for further information regarding our 2014 dividend payments and share repurchases.
Current Debt Obligations
Dean Foods Company Senior Notes due 2023 — On February 25, 2015, we issued $700 million in aggregate principal amount of 6.50% 2023 Notes at an issue price of 100% of the principal amount of the 2023 Notes in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and in offshore transactions pursuant to Regulation S under the Securities Act.
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
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at December 31, 2015 was $137.2 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We made installment payments in June of 2013, 2014 and 2015. As of December 31, 2015, the letter of credit has been reduced to $18.9 million.
Contractual Obligations and Other Long-Term Liabilities
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease and other contractual obligations at December 31, 2015.

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
	(in millions)
Dean Foods Company senior notes due 2023(1)	$700.0	$—	$—	$—	$—	$—	$700.0
Subsidiary senior notes(1)	142.0	—	142.0	—	—	—	—
Purchase obligations(2)	1,239.0	583.0	254.5	160.0	97.9	24.0	119.6
Operating Leases(3)	300.2	77.2	64.8	56.8	45.5	30.5	25.4
Capital leases(4)	5.6	1.6	1.2	1.2	1.2	0.4	—
Interest payments (5)	363.7	61.3	59.3	48.5	47.6	46.5	100.5
Benefit payments(6)	366.1	21.9	22.2	22.4	22.6	22.9	254.1
Litigation settlement(7)	18.9	18.9	—	—	—	—	—
Total(8)	$3,135.5	$763.9	$544.0	$288.9	$214.8	$124.3	$1,199.6

(1)	Represents face amount.

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

(4)
Represents future payments under capital leases related to land and building for a manufacturing and distribution facility, and information technology equipment. See Note 18 to our Consolidated Financial Statements for more detail about our lease obligations.

(5)
Includes fixed rate interest obligations and interest on variable rate debt based on the rates in effect at December 31, 2015. Interest that may be due in the future on variable rate borrowings under the senior secured credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

(6)
Represents expected future benefit obligations of $334.0 million and $32.1 million related to our company-sponsored pension plans and postretirement healthcare plans, respectively. In addition to our company-sponsored plans, we participate in certain multiemployer defined benefit plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $29.9 million, $28.9 million and $29.1 million during the years ended December 31, 2015, 2014 and 2013, respectively; however, the future cost of the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Because the amount of future contributions we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 14 to our Consolidated Financial Statements.

(7)	Represents future payment pursuant to an approved agreement to settle all claims in the previously disclosed Tennessee dairy farmer actions. See "Current Debt Obligations - Standby Letter of Credit."

(8)	The table above excludes our liability for uncertain tax positions of $27.8 million because the timing of any related cash payments cannot be reasonably estimated.

Pension and Other Postretirement Benefit Obligations
We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. In 2015 and 2014, we made contributions of $18.8 million and $14.3 million, respectively, to our defined benefit pension plans.
Our pension plan assets are primarily comprised of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In accordance with Accounting Standards related to “Employers’ Accounting for Pensions,” changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2015 and 2014, we recorded non-cash pension expense of $6.6 million and $4.7 million, respectively, all of which was attributable to periodic expense.
Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.
The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate for our pension plan obligations was increased from 4.08% at December 31, 2014 to 4.52% at December 31, 2015. We expect that our net periodic benefit cost in 2016 will be higher than in 2015, primarily due to a decrease in the expected rate of return on plan assets, offset by a decrease in the service and amortization cost components resulting from the increase in discount rate.
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
At December 31, 2015, our master trust was invested as follows: investments in equity securities were at 40%; investments in fixed income were at 59%; cash equivalents were at 1% and other investments were less than 1%. We believe the allocation of our master trust investments as of December 31, 2015 is generally consistent with the targets set forth by the Investment Committee.
See Notes 14 and 15 to our Consolidated Financial Statements for additional information regarding retirement plans and other postretirement benefits.
Other Commitments and Contingencies
In 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our related milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our continued focus on cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.

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
Future Capital Requirements
During 2016, we intend to invest a total of approximately $160 million in capital expenditures, primarily for our existing manufacturing facilities and in support of our strategic initiatives. We expect cash interest to be approximately $60 million to $62 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $6 million and imputed interest of less than $1 million related to the Tennessee dairy farmer litigation settlement.
At December 31, 2015, $371.7 million was available under the receivables-backed facility, with $450 million also available under the senior secured revolving credit facility, subject to compliance with the covenants in our credit agreements. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements and other adjustments as described in our amended and restated receivables purchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and outstanding letters of credit. At February 17, 2016, approximately $792.0 million, subject to compliance with the covenants in our credit agreements, was available to finance working capital and for other general corporate purposes under our credit facilities.

Known Trends and Uncertainties
Prices of Conventional Raw Milk and Other Inputs
Conventional Raw Milk and Butterfat— The primary raw materials used in the products we manufacture, distribute and sell are conventional milk (which contains both raw milk and butterfat) and bulk cream. On a monthly basis, the federal government and certain state governments set minimum prices for raw milk. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and can sometimes differ within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the Grade AA butter price on the Chicago Mercantile Exchange.
Prices for conventional raw milk for the year ended December 31, 2015 were approximately 30% lower than year-ago levels. Based on supply and demand factors, we expect a relatively benign dairy commodity environment over the shorter-term. With regards to the dairy commodity outlook, in the first quarter of 2016, we believe that Class I raw milk costs will be down sequentially from the fourth quarter of 2015 by approximately 11%. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
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
Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. For 2016, we expect our fuel and resin costs to be lower than the prior year.
Volume Performance
For the year ended December, 31, 2015 our total sales volume declined 3.1% across all products from year-ago levels. Volume declines across our fluid milk business, which accounted for approximately 75% of our total sales volume, were primarily impacted by choices we have made with respect to our rate realization strategy and channel dynamics, partially offset by an improving product category. Across our other non-fluid milk product categories, year-over-year volume declines were largely offset by an increase of approximately 4% in our ice cream volume performance.
The fluid milk category declined on a year-over-year basis; however, 2015 reflected strong category performance and shows an improvement in the health of the fluid milk category. This marks the best category performance at retail going back through at least 2011. Despite overall category improvement, our share of the fluid milk category took a modest step down during 2015 as we executed our plans to improve net price realization. For the first quarter or 2016, on a year-over-year basis, we expect total volumes to decline low-single digits with one additional selling day due to leap year.
In terms of our branded versus private label white milk mix, branded white milk volumes for the year ended December 31, 2015 averaged approximately 34.8%, an increase of approximately 30 basis points on a year-over-year basis. Our branded white milk mix includes DairyPure® and all of our other national, regional and local brands, all of which have varying economics across different channels and geographies. With our continued focus on rate realization, we experienced increased profitability in our branded white milk portfolio, despite our fluid milk volume decline. Pricing architecture decisions for our branded white milk products will continue. We are taking a balanced approach to managing volume, margin and price realization as we focus on sustaining long-term growth. Balancing share and price realization will continue to be a focus in 2016.
Tax Rate
Income tax benefit was recorded at an effective rate of 39.3% in 2015 compared to a 61.4% effective tax benefit rate in 2014. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state and foreign tax laws, may cause our tax rate to differ from historical rates.

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
Goodwill and Intangible Assets

Our goodwill and intangible assets result primarily from acquisitions and primarily include trademarks with finite lives and customer-related intangible assets.

Goodwill is evaluated for impairment annually and on an interim basis when circumstances arise that indicate a possible impairment to ensure that the carrying value is recoverable. Goodwill is evaluated for impairment if we determine that it is more likely than not that the book value of a reporting unit exceeds its estimated fair value.

Amortizable intangible assets are evaluated for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

Our goodwill and intangible assets totaled $197.8 million as of December 31, 2015.

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
We performed a step one valuation of goodwill in 2014. Results of our valuation indicated the fair value of our reporting unit exceeded the carrying value by approximately $288 million or 16.2%. In 2015, a qualitative assessment of goodwill was performed for our reporting unit. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of the reporting unit. Based on the results of our assessment, we determined that it was not more likely than not that the reporting unit had a carrying value in excess of its fair value.
During the first quarter of 2015, we approved the launch of DairyPure®, our fresh white milk national brand. In connection with the approval of the launch of DairyPure®, we reclassified our previously identified indefinite lived trademarks to finite lived, resulting in a triggering event for impairment testing purposes. Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million and related income tax benefit of $41.2 million in the first quarter of 2015. The remaining balance for these trademarks is currently being amortized on a straight-line basis over the next five years, which is our estimate of the remaining useful life of these assets.
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

As a result of certain changes to our business and plans for consolidating our production network, during the year ended December 31, 2015, we evaluated the impact that we expected these changes to have on our projected future cash flows. The results of our analysis indicated no impairment of our plant, property and equipment, outside of facility closing and reorganization costs, of which we recognized $10.5 million of impairment charges during the year ended December 31, 2015.

Our property, plant and equipment totaled $1.2 billion as of December 31, 2015.

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
Insurance Accruals

We retain selected levels of employee health care, property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured.

At December 31, 2015, we recorded accrued liabilities related to these retained risks of $163.9 million, including both current and long-term liabilities.

Accrued liabilities related to these retained risks are calculated based upon loss development factors, which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external actuaries.
If actual results differ from our assumptions, we could be exposed to material gains or losses. A 10% change in our insurance liabilities could affect net earnings by approximately $10.0 million.
Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. A valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized.

At December 31, 2015, our liability for uncertain tax positions, including accrued interest, was $27.8 million, and our valuation allowance was $11.0 million.

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

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would each result in an increase in our annual pension expense of $0.7 million and $0.6 million, respectively.

A 1% increase in assumed healthcare costs trends would increase the aggregate postretirement medical obligation by approximately $3.2 million.

Recent Accounting Pronouncements
See Note 1 to our Consolidated Financial Statements.

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
As discussed in Note 10 to our Consolidated Financial Statements, effective January 1, 2014, we de-designated all open derivative positions that were previously designated as cash flow hedges. All commodities contracts are now marked to market in our income statement at each reporting period and a derivative asset or liability is recorded on our balance sheet. Our open commodity derivatives recorded at fair value on our balance sheet were at a net liability position of $10.4 million as of December 31, 2015.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. See Note 10 of our Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data
Our Consolidated Financial Statements for 2015 are included in this report on the following pages.

DEAN FOODS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2015	2014
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,734	$16,362
Receivables, net of allowance of $13,960 and $14,850	653,156	747,630
Income tax receivable	7,985	64,443
Inventories	253,326	251,831
Deferred income taxes	54,735	50,362
Prepaid expenses and other current assets	47,627	49,432
Total current assets	1,077,563	1,180,060
Property, plant and equipment, net	1,174,137	1,172,596
Goodwill	86,841	86,841
Identifiable intangible and other assets, net	158,088	294,724
Deferred income taxes	31,386	35,415
Total	$2,528,015	$2,769,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$741,988	$774,900
Current portion of debt	1,493	698
Current portion of litigation settlements	18,414	18,853
Total current liabilities	761,895	794,451
Long-term debt	840,932	916,481
Deferred income taxes	106,820	137,944
Other long-term liabilities	272,864	276,318
Long-term litigation settlements	—	17,124
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock 91,428,274 and 94,080,840 shares issued and outstanding, with a par value of $0.01 per share	914	941
Additional paid-in capital	679,916	752,375
Accumulated deficit	(49,523)	(41,015)
Accumulated other comprehensive loss	(85,803)	(84,983)
Total stockholders’ equity	545,504	627,318
Total	$2,528,015	$2,769,636
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands, except share data)
Net sales	$8,121,661	$9,503,196	$9,016,321
Cost of sales	6,147,252	7,829,733	7,161,734
Gross profit	1,974,409	1,673,463	1,854,587
Operating costs and expenses:
Selling and distribution	1,379,317	1,355,053	1,337,745
General and administrative	350,324	288,744	310,453
Amortization of intangibles	21,653	2,889	3,669
Facility closing and reorganization costs	19,844	4,460	27,008
Litigation settlements	—	(2,521)	(1,019)
Impairment of intangible and long-lived assets	109,910	20,820	43,441
Other operating (income) loss	—	(4,535)	2,494
Total operating costs and expenses	1,881,048	1,664,910	1,723,791
Operating income	93,361	8,553	130,796
Other (income) expense:
Interest expense	66,813	61,019	200,558
Loss on early retirement of long-term debt	43,609	1,437	63,387
Gain on disposition of WhiteWave common stock	—	—	(415,783)
Other income, net	(3,751)	(1,620)	(400)
Total other (income) expense	106,671	60,836	(152,238)
Income (loss) from continuing operations before income taxes	(13,310)	(52,283)	283,034
Income tax benefit	(5,229)	(32,096)	(42,325)
Income (loss) from continuing operations	(8,081)	(20,187)	325,359
Income (loss) from discontinued operations, net of tax	(1,095)	(652)	2,803
Gain on sale of discontinued operations, net of tax	668	543	491,195
Net income (loss)	(8,508)	(20,296)	819,357
Net loss attributable to non-controlling interest in discontinued operations	—	—	(6,179)
Net income (loss) attributable to Dean Foods Company	$(8,508)	$(20,296)	$813,178
Average common shares:
Basic	93,298,467	93,916,656	93,785,611
Diluted	93,298,467	93,916,656	94,796,236
Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(0.09)	$(0.22)	$3.47
Income from discontinued operations attributable to Dean Foods Company	—	—	5.20
Net income (loss) attributable to Dean Foods Company	$(0.09)	$(0.22)	$8.67
Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(0.09)	$(0.22)	$3.43
Income from discontinued operations attributable to Dean Foods Company	—	—	5.15
Net income (loss) attributable to Dean Foods Company	$(0.09)	$(0.22)	$8.58
Cash dividend declared per common share	$0.28	$0.28	$—

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2015	2014	2013
	(in thousands)
Net income (loss)	$(8,508)	$(20,296)	$819,357
Other comprehensive income (loss):
Cumulative translation adjustment	(1,333)	(802)	(10,791)
Unrealized loss on derivative instruments, net of tax:
Change in fair value of derivative instruments	(87)	(116)	(81)
Less: reclassification adjustments for losses included in net income	—	(220)	58,784
Defined benefit pension and other postretirement benefit plans, net of tax:
Prior service costs arising during the period	(43)	(659)	—
Net gain (loss) arising during the period	(5,036)	(30,159)	37,621
Less: amortization of prior service cost included in net periodic benefit cost	5,679	4,163	9,452
Unrealized gain on available-for-sale securities:
Unrealized gains on available-for-sale securities	—	—	415,783
Less: Reclassifications to income statement related to disposition of available-for-sale securities	—	—	(415,783)
Other comprehensive income (loss)	(820)	(27,793)	94,985
Comprehensive income (loss)	(9,328)	(48,089)	914,342
Comprehensive income attributable to non-controlling interest	—	—	4,795
Comprehensive income (loss) attributable to Dean Foods Company	$(9,328)	$(48,089)	$909,547
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Dean Foods Company Stockholders					Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2013	92,781,767	$928	$1,376,740	$(833,897)	$(186,584)	$102,441	$459,628
Issuance of common stock, net of tax impact of share-based compensation	2,049,610	20	19,900	—	—	—	19,920
Share-based compensation expense	—	—	11,718	—	—	—	11,718
Share-based compensation expense for former subsidiary shares	—	—	—	—	—	7,733	7,733
Net income attributable to non-controlling interest	—	—	—	—	—	6,179	6,179
Net income attributable to Dean Foods Company	—	—	—	813,178	—	—	813,178
Other comprehensive income (loss) (Note 13):
Change in fair value of derivative instruments, net of tax benefit of $21	—	—	—	—	(91)	10	(81)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $37,017	—	—	—	—	58,784	—	58,784
Cumulative translation adjustment	—	—	—	—	(9,393)	(1,398)	(10,791)
Pension liability adjustment, net of tax of $29,474	—	—	—	—	47,069	4	47,073
Spin-Off of The WhiteWave Foods Company	—	—	(617,082)	—	33,025	(114,969)	(699,026)
Balance, December 31, 2013	94,831,377	$948	$791,276	$(20,719)	$(57,190)	$—	$714,315
Issuance of common stock, net of tax impact of share-based compensation	976,738	10	7,758	—	—	—	7,768
Share-based compensation expense	—	—	4,556	—	—	—	4,556
Share repurchases	(1,727,275)	(17)	(24,983)				(25,000)
Dividends	—	—	(26,232)	—	—	—	(26,232)
Net loss attributable to Dean Foods Company	—	—	—	(20,296)	—	—	(20,296)
Other comprehensive income (loss) (Note 13):
Change in fair value of derivative instruments, net of tax benefit of $41	—	—	—	—	(116)	—	(116)
Amounts reclassified to statement of operations related to hedging activities, net of tax benefit of $139	—	—	—	—	(220)	—	(220)
Cumulative translation adjustment	—	—	—	—	(802)	—	(802)
Pension liability adjustment, net of tax benefit of $16,073	—	—	—	—	(26,655)	—	(26,655)
Balance, December 31, 2014	94,080,840	$941	$752,375	$(41,015)	$(84,983)	$—	$627,318
Issuance of common stock, net of tax impact of share-based compensation	513,016	5	(1,673)	—	—	—	(1,668)
Share-based compensation expense	—	—	8,488	—	—	—	8,488
Share repurchases	(3,165,582)	(32)	(52,978)				(53,010)
Dividends	—	—	(26,296)	—	—	—	(26,296)
Net loss attributable to Dean Foods Company	—	—	—	(8,508)	—	—	(8,508)
Other comprehensive income (loss) (Note 13):
Change in fair value of derivative instruments, net of tax benefit of $54	—	—	—	—	(87)	—	(87)
Cumulative translation adjustment	—	—	—	—	(1,333)	—	(1,333)
Pension and other postretirement benefit liability adjustment, net of tax of $394	—	—	—	—	600	—	600
Balance, December 31, 2015	91,428,274	$914	$679,916	$(49,523)	$(85,803)	$—	$545,504
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(8,508)	$(20,296)	$819,357
(Income) loss from discontinued operations	1,095	652	(2,803)
Gain on sale of discontinued operations	(668)	(543)	(491,195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	176,884	164,297	173,829
Share-based compensation expense	16,377	12,276	19,289
(Gain) loss on divestitures and other, net	2,736	(7,549)	(705)
Write-off of financing costs	—	—	6,791
Impairment of intangible and long-lived assets	109,910	20,820	43,441
Loss on early retirement of debt	43,609	1,437	63,387
Gain on disposition of WhiteWave common stock	—	—	(415,783)
Recognition of accumulated losses from de-designated cash flow hedges	—	—	63,454
Deferred income taxes	(34,359)	62,927	10,765
Obligations under litigation settlement	—	(2,521)	—
Other, net	9,225	7,954	1,557
Changes in operating assets and liabilities:
Receivables, net	94,279	3,369	22,192
Inventories	(1,495)	11,237	(657)
Prepaid expenses and other assets	8,148	7,849	(5,653)
Accounts payable and accrued expenses	(46,524)	(41,253)	(131,766)
Termination of interest rate swap liability	—	—	(28,147)
Income taxes receivable/payable	56,297	(49,105)	(459,708)
Litigation settlements	(18,853)	(18,605)	(18,372)
Net cash provided by (used in) operating activities — continuing operations	408,153	152,946	(330,727)
Net cash provided by operating activities — discontinued operations	—	—	14,086
Net cash provided by (used in) operating activities	408,153	152,946	(316,641)
Cash flows from investing activities:
Payments for property, plant and equipment	(162,542)	(149,421)	(175,163)
Proceeds from sale of fixed assets	18,495	27,629	9,940
Other	(2,200)	—	—
Net cash used in investing activities — continuing operations	(146,247)	(121,792)	(165,223)
Net cash provided by investing activities — discontinued operations	—	—	1,403,494
Net cash provided by (used in) investing activities	(146,247)	(121,792)	1,238,271
Cash flows from financing activities:
Repayments of debt	(1,416)	(668)	(1,027,416)
Early retirement of debt	(476,188)	(23,812)	(400,000)
Premiums paid on early retirement of debt	(37,309)	(1,161)	(57,243)
Proceeds from senior secured revolver	360,670	2,277,297	1,043,700
Payments for senior secured revolver	(430,971)	(2,257,246)	(1,258,450)
Proceeds from receivables-backed facility	685,000	2,656,000	908,000
Payments for receivables-backed facility	(920,000)	(2,634,000)	(695,000)
Proceeds from short-term credit facility	—	—	626,750
Payments for short-term credit facility	—	—	(37,521)
Proceeds from issuance of 2023 notes	700,000	—	—
Common stock repurchases	(53,010)	(25,000)	—
Cash dividends paid	(26,182)	(26,232)	—
Payments of financing costs	(16,816)	(3,287)	(6,197)
Issuance of common stock, net of share repurchases for withholding taxes	(16)	7,861	23,481
Tax savings on share-based compensation	342	360	1,954
Net cash used in financing activities — continuing operations	(215,896)	(29,888)	(877,942)
Net cash used in financing activities — discontinued operations	—	—	(51,584)
Net cash used in financing activities	(215,896)	(29,888)	(929,526)
Effect of exchange rate changes on cash and cash equivalents	(1,638)	(1,666)	1
Increase (decrease) in cash and cash equivalents	44,372	(400)	(7,895)
Cash and cash equivalents, beginning of period	16,362	16,762	24,657
Cash and cash equivalents, end of period	$60,734	$16,362	$16,762
Significant non-cash activities:
Disposition of retained investment in WhiteWave common stock	—	—	589,229
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of milk and other dairy and dairy case products in the United States. We have aligned our leadership teams, operating strategies and supply chain initiatives under a single operating and reportable segment. We process and distribute fluid milk and other dairy products, including ice cream, ice cream mix and cultured products, which are marketed under more than 50 local and regional dairy brands and a wide array of private labels. We also produce and distribute DairyPure®, our national white milk brand, and TruMoo®, which is our nationally branded, reformulated flavored milk, as well as juices, teas, bottled water and other products.
Basis of Presentation and Consolidation — Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of our wholly-owned subsidiaries.
Beginning in the first quarter of 2013, we combined the results of our business operations and the corporate items previously categorized as “Corporate and Other” into a single reportable segment, as all of our corporate activities now directly support our ongoing dairy operations. This change reflects the manner in which our Chief Executive Officer, who is our chief operating decision maker, determines strategy and investment plans for our business.
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
We test property, plant and equipment for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. See Note 16. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

Goodwill and Intangible Assets — Identifiable intangible assets, other than indefinite-lived trademarks, are typically amortized over the following range of estimated useful lives:

Asset	Useful Life
Customer relationships	5 to 15 years
Finite-lived trademarks	5 years
Customer supply contracts	Over the shorter of the estimated useful lives or the terms of the agreements
Noncompetition agreements	Over the shorter of the estimated useful lives or the terms of the agreements
Deferred financing costs	Over the terms of the related debt
In accordance with Accounting Standards related to “Goodwill and Other Intangible Assets”, we do not amortize goodwill and other intangible assets determined to have indefinite useful lives. Instead, we assess our goodwill and indefinite-lived trademarks for impairment annually and when circumstances indicate that the carrying value may not be recoverable. See Note 6.
Assets Held for Sale — We classify assets as held for sale when management approves and commits to a formal plan of sale and our expectation is that the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. As of December 31, 2014 there were $4.0 million related to closed production facilities was classified as held for sale and recorded in the prepaid expenses and other current assets line on our Consolidated Balance Sheets. As of December 31, 2015, there were none.
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
Income Taxes — All of our consolidated U.S. operating subsidiaries are included in our U.S. federal consolidated income tax return. Our foreign subsidiary is required to file a local jurisdiction income tax return with respect to its operations, the earnings from which are expected to be reinvested indefinitely. At December 31, 2015, no provision had been made for U.S. federal or state income tax on approximately $15.8 million of accumulated foreign earnings as they are considered to be indefinitely reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

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
Advertising Expense — We market our products through advertising and other promotional activities, including media, agency, coupons, trade shows and other promotional activities. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expense totaled $44.8 million in 2015, $27.5 million in 2014 and $22.0 million in 2013. Prepaid advertising expense totaled $0.7 million in 2015, $0.7 million in 2014 and $2.3 million in 2013.
Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of those costs associated with moving finished products from production facilities through our distribution network, including costs associated with its distribution centers, route delivery costs and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.2 billion in each of 2015, 2014 and 2013.
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
Research and Development — Our research and development activities primarily consist of generating and testing new product concepts, new flavors of products and packaging. Our total research and development expense was $2.3 million, $1.9 million and $1.8 million for 2015, 2014 and 2013, respectively. Research and development costs are primarily included in general and administrative expenses in our Consolidated Statements of Operations.
Recently Issued Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We were required to adopt the standard prospectively for new disposals and new classifications of disposal groups as held for sale beginning the first quarter of 2015. The adoption of this standard had no material impact on our financial statements as of December 31, 2015.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected either a transition approach to implement the standard or an adoption date.
In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We have evaluated the effect of adoption and concluded it will not be material to our financial statements.
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
In January 2015, the FASB issued ASU No. 2015-01, Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective for annual periods ending after December 15, 2015. We have evaluated the effect of adoption and concluded it will not be material to our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies ASU 2015-03 by allowing the presentation of debt issuance costs related to a line-of-credit to be recorded as an asset instead of as a direct deduction of the carrying amount of the debt liability as required by ASU 2015-03, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective immediately. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015; early adoption is permitted. We have evaluated the effect of adoption and concluded it will not be material to our financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory - Simplifying the Measurement of Inventory. Under ASU 2015-11, entities utilizing the first-in, first-out or average cost method should measure inventory at the lower of cost or net realizable value, where net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU should be applied prospectively and will be effective beginning January 1, 2017 with early adoption permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The amendments in this ASU may be applied retrospectively or prospectively and will be effective beginning January 1, 2017 with early adoption permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
2.     WHITEWAVE SPIN-OFF TRANSACTION AND DISPOSITION OF REMAINING OWNERSHIP OF WHITEWAVE COMMON STOCK
On October 31, 2012, The WhiteWave Foods Company ("WhiteWave") completed its initial public offering (the "WhiteWave IPO") and sold 23 million shares of its Class A common stock at a price to the public of $17 per share. The WhiteWave IPO was accounted for as an equity transaction in accordance with ASC 810 and no gain or loss was recognized as we retained the controlling financial interest immediately upon completion of the transaction. The WhiteWave IPO increased our equity attributable to non-controlling interest by $98.1 million, which represented the carrying value of the non-controlling interest, increased our additional paid-in capital by $265 million and reduced our accumulated other comprehensive loss by $4.5 million. Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave.
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
On July 25, 2013, we announced the closing of a secondary public offering of 34.4 million shares of Class A common stock of WhiteWave owned by us at a public offering price of $17.75 per share. Following the closing of the offering, we no longer owned any shares of WhiteWave common stock. Immediately prior to the closing of the offering, we exchanged our shares of WhiteWave Class A common stock in partial satisfaction of two term loans. Following the closing of the debt-for-equity exchange, we repaid the non-exchanged balance of the two term loans in full and terminated the loan agreement. The debt-for-equity exchange resulted in total cash proceeds, net of underwriting fees, of $589.2 million. We recorded a gain in continuing operations of $415.8 million, which included $385.6 million of unrealized holding gains that were previously recorded as a component of accumulated other comprehensive income as of June 30, 2013, in the third quarter of 2013 related to the disposition of our investment in WhiteWave common stock. The gain represents the excess of the value of the exchanged shares of WhiteWave Class A common stock over our cost basis in such shares. The gain was recorded in the gain on disposition of WhiteWave common stock line item in our Consolidated Statements of Operations. As the debt-for-equity exchange qualified as a tax-free transaction pursuant to the terms of our private letter ruling from the Internal Revenue Service ("IRS") , we did not incur, nor did we record, any income tax expense associated with the transaction.
3.     DISCONTINUED OPERATIONS AND DIVESTITURES
WhiteWave and Morningstar
WhiteWave Spin-Off — As discussed in Note 2, on May 23, 2013, we completed the WhiteWave spin-off through a tax-free distribution to our stockholders. Following the WhiteWave spin-off, we retained 34.4 million shares of WhiteWave’s Class A common stock, or approximately 19.9% of WhiteWave’s economic interest. While we were party to certain commercial agreements with WhiteWave, we have determined that the cash flows generated by these agreements, which ended in June 2015, and the retention and subsequent monetization of our investment in WhiteWave common stock in July 2013 as discussed in Note 2 and below, did not constitute significant continuing involvement in the operations of WhiteWave. Accordingly, operating results and cash flows of WhiteWave have been reclassified to discontinued operations for all periods presented herein.
From January 1, 2013 through May 23, 2013 (the date of the WhiteWave spin-off), our net sales to WhiteWave totaled $10.3 million and our purchases from WhiteWave totaled $33.2 million. These transactions, which were previously eliminated in consolidation prior to the spin-off, are now reflected as third-party transactions in our Consolidated Statements of Operations. At December 31, 2015 and December 31, 2014, accounts receivable from, and accounts payable to, WhiteWave are presented as third-party balances in our Consolidated Balance Sheets.
Morningstar Divestiture — The sale of Morningstar Foods ("Morningstar") closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion. We recorded a gain of $868.8 million ($491.9 million, net of tax) on the sale of Morningstar during the year ended December 31, 2013, which excludes $22.9 million of transaction costs recognized in discontinued operations during the year ended December 31, 2012. Accordingly, operating results and cash flows of Morningstar have been reclassified to discontinued operations for all periods presented herein.

The following is a summary of operating results and certain other directly attributable expenses, including interest expense, which are included in discontinued operations for the year ended December 31, 2013:

	Year Ended December 31, 2013
	WhiteWave		Morningstar	Total
	(In thousands)
Operations:
Net sales	$940,431		$5,919	$946,350
Income (loss) before income taxes	57,126		(28)	57,098
Income tax (expense) benefit	(54,306)	(1)	11	(54,295)
Net income (loss)	$2,820		$(17)	$2,803

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

The following is a summary of directly attributable transaction expenses which are included in discontinued operations for the year ended December 31, 2013:

Year Ended December 31, 2013
(in thousands)
WhiteWave	$12,464
Morningstar	437
Total	$12,901
During the years ended December 31, 2015, 2014 and 2013, we incurred an immaterial amount of expense related to other transactional activities, which is recorded in general and administrative expenses in our Consolidated Statements of Operations.
During the year ended December 31, 2015, we recognized net losses from discontinued operations of $1.1 million from the finalization of certain pre-separation tax items related to WhiteWave and net gains on the sale of discontinued operations, net of tax, of $0.7 million, primarily from favorable taxing authority settlements related to Morningstar.
4.     INVENTORIES
Inventories, net of obsolescence reserves of $1.0 million and $0.7 million as of December 31, 2015 and 2014, respectively, consisted of the following:

	December 31
	2015	2014
	(In thousands)
Raw materials and supplies	$99,272	$100,587
Finished goods	154,054	151,244
Total	$253,326	$251,831

5.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2015 and 2014 consisted of the following:

	December 31
	2015	2014
	(In thousands)
Land	$174,620	$174,654
Buildings	666,697	646,098
Leasehold improvements	76,985	76,389
Machinery and equipment	1,850,012	1,809,037
Construction in progress	32,116	34,587
	2,800,430	2,740,765
Less accumulated depreciation	(1,626,293)	(1,568,169)
Total	$1,174,137	$1,172,596
Depreciation expense amounted to $149.7 million, $156.5 million and $161.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.
There was no material interest capitalized during the years ended December 31, 2015 and 2014.
See Note 16 for information regarding plant, property and equipment write-downs incurred in conjunction with our restructuring plans and certain other events.
6.     GOODWILL AND INTANGIBLE ASSETS
Our goodwill and intangible assets have resulted from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill is not amortized. Finite-lived intangible assets are amortized over their expected useful lives. Determining the expected life of an intangible asset is based on a number of factors including the competitive environment, history and anticipated future support.
We conduct impairment tests of goodwill annually in the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment. We evaluate goodwill at the reporting unit level. During the year ended December 31, 2013, we disposed of Morningstar and WhiteWave reporting units and, upon completion of the WhiteWave spin-off, our remaining goodwill was entirely attributable to our ongoing dairy operations.
In evaluating goodwill for impairment, we are permitted under the accounting guidance to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. Under the accounting guidance, we also have an option at any time, to bypass the qualitative assessment process and immediately perform a two-step impairment test to estimate fair value and identify any potential impairment of goodwill.
A qualitative assessment of goodwill was performed for our reporting unit during 2015. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of the reporting unit. Based on the results of our assessment, we determined that it was not more likely than not that the reporting unit had a carrying value in excess of its fair value. Accordingly, no further goodwill testing was completed, and we did not recognize any impairment charges related to goodwill during 2015.
As of December 31, 2015, the gross carrying value of goodwill was $2.2 billion and accumulated impairment was $2.1 billion. The Company took an impairment charge of $2.1 billion in 2011 with no impairment charges in subsequent years. The net carrying amount of goodwill at December 31, 2015 and 2014 was $86.8 million.
We evaluate intangible assets for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

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
Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million and related income tax benefit of $41.2 million in the first quarter of 2015. The remaining balance of these trademarks is currently being amortized on a straight-line basis over the next five years, which is our estimate of the remaining useful life of these assets. The impairment charge is reported on the impairment of intangible and long-lived assets line of our Consolidated Statements of Operations.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015				2014
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$—	$—	$—	$—	$221,681	$—	$221,681
Intangible assets with finite lives:
Customer-related and other	49,225	—	(33,700)	15,525	49,225	(31,153)	18,072
Trademarks	229,777	(109,910)	(24,423)	95,444	8,096	(5,315)	2,781
Total	$279,002	$(109,910)	$(58,123)	$110,969	$279,002	$(36,468)	$242,534
Amortization expense on intangible assets for the years ended December 31, 2015, 2014 and 2013 was $21.7 million, $2.9 million and $3.7 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2016	$25.3	million
2017	25.2	million
2018	24.6	million
2019	24.6	million
2020	5.5	million

7.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of December 31, 2015 and 2014 consisted of the following:

	December 31
	2015	2014
	(In thousands)
Accounts payable	$392,646	$533,900
Payroll and benefits, including incentive compensation	138,805	67,480
Health insurance, workers’ compensation and other insurance costs	62,277	52,851
Current derivative liability	10,023	4,392
Customer rebates	49,053	47,658
Other accrued liabilities	89,184	68,619
Total	$741,988	$774,900
8.     INCOME TAXES
The following table presents the 2015, 2014 and 2013 income tax expense (benefit):

	Year Ended December 31
	2015(1)	2014(2)	2013(3)
	(In thousands)
Current income taxes:
Federal	$26,939	$(94,983)	$(52,601)
State	1,987	1,255	(9,477)
Foreign	513	723	6
Total current income tax expense (benefit)	29,439	(93,005)	(62,072)
Deferred income taxes:
Federal	(34,620)	54,015	15,051
State	(48)	6,894	4,696
Total deferred income tax expense (benefit)	(34,668)	60,909	19,747
Total income tax benefit	$(5,229)	$(32,096)	$(42,325)

(1)	Excludes $0.5 million of income tax expense related to discontinued operations.

(2)	Excludes $0.9 million of income tax expense related to discontinued operations.

(3)	Excludes $431.0 million of income tax expense related to discontinued operations.

The following is a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to income tax expense (benefit) reported in our Consolidated Statements of Operations:

	Year Ended December 31
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Tax expense (benefit) at statutory rate	$(4,658)	35.0%	$(18,299)	35.0%	$99,062	35.0%
State income taxes	3,469	(26.1)	2,281	(4.4)	(2,894)	(1.0)
Tax-free disposition of investment	—	—	—	—	(145,524)	(51.4)
Uncertain tax position	—	—	(15,451)	29.6	6,106	2.2
Domestic production activities deduction	(2,456)	18.5	—	—	—	—
Corporate owned life insurance	(947)	7.1	(870)	1.7	(1,776)	(0.6)
Nondeductible executive compensation	851	(6.4)	683	(1.3)	449	0.2
Changes in valuation allowance	(2,209)	16.6	3,016	(5.8)	(213)	(0.1)
Other	721	(5.4)	(3,456)	6.6	2,465	0.8
Total	$(5,229)	39.3%	$(32,096)	61.4%	$(42,325)	(14.9)%
The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2015(1)	2014(2)
	(In thousands)
Deferred income tax assets:
Accrued liabilities	$104,675	$105,029
Retirement plans and postretirement benefits	33,259	38,004
Share-based compensation	15,386	16,261
Receivables and inventories	11,061	11,155
Intangible assets	4,131	—
Derivative financial instruments	3,990	1,646
State net operating loss carryforwards	30,799	35,089
State tax credit carryforwards	5,026	4,748
Valuation allowances	(10,968)	(13,177)
	197,359	198,755
Deferred income tax liabilities:
Property, plant and equipment	(208,485)	(209,168)
Intangible assets	—	(29,612)
Cancellation of debt	(8,411)	(11,299)
Other	(1,162)	(843)
	(218,058)	(250,922)
Net deferred income tax liability	$(20,699)	$(52,167)

(1)	Includes $8.7 million of deferred tax assets related to uncertain tax positions.

(2)	Includes $8.0 million of deferred tax assets related to uncertain tax positions.

These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2015	2014
	(In thousands)
Current assets	$54,735	$50,362
Noncurrent assets	31,386	35,415
Noncurrent liabilities	(106,820)	(137,944)
Total	$(20,699)	$(52,167)
At December 31, 2015, we had $30.8 million of tax-effected state net operating losses and $5.0 million of state tax credits available for carryover to future years. These items are subject to certain limitations and begin to expire in 2016. A valuation allowance of $11.0 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to these items will be realized prior to expiration. Our valuation allowance decreased $2.2 million in 2015 for certain state net operating loss carryforwards that we now expect to utilize in the future due to law changes enacted during 2015.
The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in our Consolidated Balance Sheets:

	December 31
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$26,463	$40,478	$27,734
Increases in tax positions for current year	39	—	18,230
Increases in tax positions for prior years	1,327	11,432	2,315
Decreases in tax positions for prior years	—	(21,194)	(6,192)
Settlement of tax matters	—	(4,203)	(1,232)
Lapse of applicable statutes of limitations	—	(50)	(377)
Balance at end of year	$27,829	$26,463	$40,478
These unrecognized tax benefits are classified in our Consolidated Balance Sheets as follows:

	December 31
	2015	2014	2013
	(In thousands)
Accrued expenses	$553	$295	$3,348
Other long-term liabilities	27,276	26,168	37,130
Total	$27,829	$26,463	$40,478
Of the total unrecognized tax benefits at December 31, 2015, $2.3 million would impact our effective tax rate and $16.8 million would be recorded in discontinued operations, if recognized. The remaining $8.7 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.
We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expenses in our Consolidated Statements of Operations. Interest expense recorded in income tax expense for 2015, 2014 and 2013 was immaterial. Our liability for uncertain tax positions included accrued interest of $2.2 million and $1.3 million at December 31, 2015 and 2014, respectively.
As of December 31, 2015, our 2012 through 2014 U.S. federal consolidated income tax returns remain open for examination by the IRS. During 2015, we requested and received a carryback refund which is pending review by the U.S. Congressional Joint Committee on Taxation. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state income tax returns in the process of examination, appeals or settlement.

9.     DEBT

	December 31, 2015			December 31, 2014
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$—	—%	*	$70,301	2.93%	*
Senior notes due 2016	—	—		475,819	7.00
Senior notes due 2023	700,000	6.50		—	—
	700,000			546,120
Subsidiary debt obligations:
Senior notes due 2017	137,213	6.90		134,913	6.90
Receivables-backed facility	—	—		235,000	1.30
Capital lease and other	5,212	—		1,146	—
	142,425			371,059
	842,425			917,179
Less current portion	(1,493)			(698)
Total long-term portion	$840,932			$916,481

*	Represents a weighted average rate, including applicable interest rate margins.
The scheduled maturities of long-term debt at December 31, 2015, were as follows (in thousands):

Total
2016	$1,493
2017	143,079
2018	1,125
2019	1,174
2020	341
Thereafter	700,000
Subtotal	847,212
Less discounts	(4,787)
Total outstanding debt	$842,425
Dean Foods Company Senior Notes due 2023 — On February 25, 2015, we issued $700 million in aggregate principal amount of 6.50% senior notes due 2023 ("2023 Notes") at an issue price of 100% of the principal amount of the 2023 Notes in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended ("Securities Act") and in offshore transactions pursuant to Regulation S under the Securities Act.
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
The 2023 Notes will mature on March 15, 2023 and bear interest at an annual rate of 6.50%. Interest on the 2023 Notes accrues from February 25, 2015 and is payable semi-annually in arrears in March and September of each year, commencing September 2015.
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
In March 2015, we terminated the Old Credit Facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issue costs of $5.3 million during the three months ended March 31, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our Consolidated Statements of Operations.
In March 2015, we executed a new credit agreement (the "Credit Agreement") pursuant to which the lenders have provided us with a five-year revolving credit facility in the amount of up to $450 million (the "Credit Facility"). Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the Credit Facility by up to $200 million without the consent of any lenders not participating in such increase, subject to specified conditions. The Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans. The Credit Facility will terminate in March 2020.
In connection with the execution of the Credit Facility, we paid certain arrangement fees of approximately $4.8 million to lenders and other fees of approximately $2.5 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Loans outstanding under the Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of December 31, 2015) based on the Total Net Leverage Ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of December 31, 2015) based on the Total Net Leverage Ratio.
We may make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the Credit Agreement, we will be obligated to prepay the Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The Credit Facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the Credit Agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables-backed securitization (the "Guarantors") subsidiaries.
The Credit Facility is secured by a first priority perfected security interest in substantially all of our assets and the assets of the Guarantors, whether consisting of personal, tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the Guarantors and (ii) 65% of the shares of capital stock of the Guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, (a) any real property with an individual net book value below $10 million, (b) the capital stock and any assets of any unrestricted subsidiary, (c) any capital stock of any direct or indirect subsidiary of Dean Holding Company ("Legacy Dean") which owns any real property, or (d) receivables sold pursuant to the receivables securitization facility.

 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum senior secured net leverage ratio of 2.5 to 1.00 (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25 to 1.00.
At December 31, 2015, there were no outstanding borrowings under the Credit Facility. Our combined average daily balance under both the Old Credit Facility and the Credit Facility during the year ended December 31, 2015 was $5.9 million. There were no letters of credit issued under the Credit Facility as of December 31, 2015.
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
In March 2015, the receivables-backed facility was further modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the interest coverage ratio and senior secured net leverage ratio requirements to be consistent with those contained in the Credit Agreement described above.
In connection with the modification of the receivables-backed facility, we paid certain arrangement fees of approximately $0.7 million to lenders, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Based on the monthly borrowing base formula, we had the ability to borrow up to $510.0 million of the total commitment amount under the receivables-backed facility as of December 31, 2015. The total amount of receivables sold to these entities as of December 31, 2015 was $590.1 million. During the year ended December 31, 2015 we borrowed $685.0 million and subsequently repaid $920.0 million under the facility with no remaining drawn balance as of December 31, 2015. Excluding letters of credit in the aggregate amount of $138.3 million, the remaining available borrowing capacity was $371.7 million at December 31, 2015. Our average daily balance under this facility during the year ended December 31, 2015 was $43.2 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin.
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We made installment payments in June of 2013, 2014 and 2015. As of December 31, 2015, the letter of credit had been reduced to $18.9 million. The carrying value of the remaining settlement is reported on the current portion of litigation settlements line of our Consolidated Balance Sheet.
We are currently in compliance with all financial covenants under our credit agreements.
Dean Foods Company Senior Notes due 2016 — In March 2015, we redeemed the remaining $476.2 million principal amount of our outstanding senior notes due 2016 for a total redemption price of approximately $521.8 million. As a result, we recorded a $38.3 million pre-tax loss on early retirement of long-term debt in the first quarter of 2015, which consisted of debt redemption premiums and unpaid interest of $37.3 million, a write-off of unamortized long-term debt issue costs of $0.8 million and a write-off of the remaining bond discount and interest rate swaps of approximately $0.2 million. The loss was recorded in the loss on early retirement of long-term debt line in our Consolidated Statements of Operations. The redemption was financed with proceeds from the issuance of the 2023 Notes.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at December 31, 2015 was $137.2 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

Redemption of Dean Foods Company Senior Notes due 2018 — In December 2014, we completed the redemption of the remaining $24 million outstanding principal amount of our senior notes due 2018 at a redemption price equal to 104.875% of the principal amount of the notes redeemed, plus accrued and unpaid interest, or approximately $26.1 million in total. As a result of the redemption, we recorded a $1.4 million pre-tax loss on early extinguishment of debt in the fourth quarter of 2014, which consisted of debt redemption premiums of $1.2 million and a write-off of unamortized debt issue costs of $0.2 million. The loss was recorded in the loss on early retirement of debt line in our Consolidated Statements of Operations. The redemption was financed with borrowings under our senior secured credit facility.
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
See Note 10 for information regarding the fair value of the senior notes due 2023 and 2016, and the subsidiary senior notes due 2017 as of December 31, 2015 and 2014.
Capital Lease Obligations and Other — Capital lease obligations as of December 31, 2015 included our land and building leases, as well as leases for information technology equipment. Capital lease obligations as of December 31, 2014 included a lease for land and building related to one of our production facilities. See Note 18.
Interest Rate Agreements — As of December 31, 2015, there were no interest rate swap agreements in effect.
10.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified banking partners or enter into exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Effective January 1, 2014, we have de-designated all open commodity derivative positions that were previously designated as cash flow hedges. During the first quarter of 2014, we reclassified $0.2 million, net of tax, of hedging activity related to these commodities contracts from accumulated other comprehensive income into operating income. All commodities contracts are now marked to market in our income statement at each reporting period and a derivative asset or liability is recorded on our Consolidated Balance Sheet.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. As of December 31, 2015 and 2014, our derivatives recorded at fair value in our Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands)
Derivatives not designated as Hedging Instruments
Commodities contracts — current(1)	$317	$2	$10,023	$4,392
Commodities contracts — non-current(2)	—	—	690	—
Total derivatives	$317	$2	$10,713	$4,392

(1)
Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expenses, respectively, in our Consolidated Balance Sheets.

(2)
Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other assets and other long-term liabilities, respectively, in our Consolidated Balance Sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income were as follows (in thousands):

December 31, 2013
Losses on interest rate swap contracts(1)	$94,832
(Gains)/losses on commodities contracts(2)	1,046
(Gains)/losses on foreign currency contracts(3)	(78)

(1)	Recorded in interest expense in our Consolidated Statements of Operations.

(2)	Recorded in selling and distribution or cost of sales, depending on commodity type, in our Consolidated Statements of Operations.

(3)	Recorded in cost of sales in our Consolidated Statements of Operations.
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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 is as follows (in thousands):

	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Assets — Commodities contracts	$317	$—	$317	$—
Liabilities — Commodities contracts	10,713	—	10,713	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 is as follows (in thousands):

	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Assets — Commodities contracts	$2	$—	$2	$—
Liabilities — Commodities contracts	4,392	—	4,392	—
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

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$726,250	$—	$—
Dean Foods Company senior notes due 2016	—	—	475,819	507,140
Subsidiary senior notes due 2017	137,213	148,745	134,913	151,230
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$4	$—	$4	$—
Mutual funds	1,506	—	1,506	—
The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$12	$—	$12	$—
Mutual funds	1,929	—	1,929	—
11.     COMMON STOCK AND SHARE-BASED COMPENSATION
Cash Dividends — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to the policy, we paid quarterly dividends of $0.07 per share ($0.28 per share annually) in March, June, September and December of 2014 and 2015. Beginning in 2015, all awards of restricted stock units and phantom stock awards provide for cash dividend equivalent units ("DEUs"), which vest in cash at the same time as the underlying award. Annual dividend payments totaled approximately $26 million for each of the years ended December 31, 2015 and 2014, respectively.

Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Conversion of Equity Awards Outstanding at Spin-Off Date — At the date of the WhiteWave spin-off, certain of our outstanding Dean Foods stock options and unvested restricted stock units (“RSUs”) held by WhiteWave employees were converted to equivalent options or RSUs, as applicable, with respect to WhiteWave’s common stock. These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions, as the existing Dean Foods equity awards had at the time of conversion. We will not incur any future compensation cost related to conversion of our outstanding Dean Foods stock options and RSUs held by WhiteWave employees and directors in connection with the WhiteWave spin-off.
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
Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion (excluding fees and expenses), of which approximately $222.1 million remained available under this program as of December 31, 2015. Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.
The following table summarizes the share repurchase activity for the years ended (in thousands, except per share data):

	2015	2014
Number of shares repurchased	3,166	1,727
Weighted average purchase price per share	$16.73	$14.45
Amount of share repurchases	$53,010	$25,000
Stock Award Plans — Under our stock award plans, we grant stock options and RSUs to certain employees and directors. Non-employee directors also can elect to receive certain director’s fees in the form of restricted stock in lieu of cash. As of December 31, 2015, we had three award plans with remaining shares available for issuance. These plans, which are our 1997 Stock Option and Restricted Stock Plan, the 1989 Dean Foods Company Stock Awards Plan (which we adopted upon completion of our acquisition of Legacy Dean) and the Dean Foods Company 2007 Stock Incentive Plan (the “2007 Plan”) provide for grants of stock options, stock units, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million, 5.7 million and 12.3 million shares, respectively, subject to adjustments as provided in these respective plans. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. The remaining shares available for grant under the historical plans are granted pursuant to the terms and conditions of the 2007 Plan. On May 15, 2013, the 2007 Plan was amended and changed from one under which limits were placed on the number of shares that could be granted with respect to awards other than stock options and stock appreciation rights (“Full Value Awards”) to one under which all authorized shares may be granted from a “fungible” share pool. Pursuant to the 2007 Plan, as amended, each share subject to any Full Value Award that is granted from the pool of available shares will count against the amended 2007 Plan’s share authorization as though 1.67 shares of the Company’s stock had been awarded. As of December 31, 2015, we had approximately 9.81 million shares, in the aggregate, available in the fungible share pool for issuance.
Stock Options — We did not grant any stock options during 2013, 2014 or 2015, nor do we plan to in 2016. At December 31, 2015, there was no remaining unrecognized stock option expense related to unvested awards.
Under the terms of our stock option plans, employees and non-employee directors may be granted options to purchase our stock at a price equal to the market price on the date the option is granted.

Prior to 2014, we did not historically declare or pay a regular cash dividend on our common stock. Stock option awards are not impacted by our decision in 2013 to begin paying dividends in 2014.
The following table summarizes stock option activity during the year ended December 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	3,691,567	$20.13
Forfeited and canceled(1)	(342,227)	22.41
Exercised	(144,415)	16.29
Options outstanding and exercisable at December 31, 2015(2)	3,204,925	20.07	2.10	$3,615,768
Options exercisable at December 31, 2014	3,605,028	20.35

(1)
Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants. Effective May 15, 2013, any stock options surrendered or canceled in satisfaction of participants' exercise proceeds or tax withholding obligation will no longer become available for future grants under the plans.

(2)	As of December 31, 2015, there were no remaining unvested stock options.
The following table summarizes information about options outstanding and exercisable at December 31, 2015:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$8.96 to 10.44	386,758	5.74	$9.85
12.60 to 16.98	258,812	3.92	14.08
17.36	474,321	3.12	17.36
17.48	4,504	3.17	17.48
18.22 to 21.96	489,664	1.75	21.83
22.22	767,497	0.04	22.22
23.08	249,539	1.85	23.08
23.56 to 26.06	489,694	1.12	26.02
26.52	22,822	1.16	26.52
27.58 to 27.60	61,314	1.48	27.58
The following table summarizes additional information regarding our stock option activity (in thousands):

	Year Ended December 31
	2015	2014	2013
Intrinsic value of options exercised	$336	$2,078	$9,540
Fair value of shares vested	453	4,717	4,084
Tax benefit related to stock option expense	34	169	2,534
During the year ended December 31, 2015, net cash received from stock option exercises was $2.2 million and the total cash benefit for tax deductions to be realized for these option exercises was $0.1 million.
Restricted Stock Units — We issue RSUs to certain senior employees and non-employee directors as part of our long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees generally vest ratably over three years, subject to certain accelerated vesting provisions based primarily on a change of control, or in certain cases upon death or qualified disability. RSUs granted to non-employee directors vest ratably over three years.

The following table summarizes RSU activity during the year ended December 31, 2015:

	Employees	Directors	Total
RSUs outstanding January 1, 2015	898,550	112,579	1,011,129
RSUs issued	397,502	46,589	444,091
Shares issued upon vesting	(277,461)	(62,723)	(340,184)
RSUs canceled or forfeited(1)	(146,715)	(1,629)	(148,344)
RSUs outstanding at December 31, 2015	871,876	94,816	966,692
Weighted-average per share grant date fair value	$15.48	$15.12	$15.45

(1)
Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Any stock units surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

The following table summarizes information about our RSU grants and RSU expense during the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended December 31
	2015	2014	2013
Total intrinsic value of RSUs vested/distributed during the period	$7,958	$5,459	$7,419
Weighted-average grant date fair value of RSUs granted	16.41	14.62	15.45
Tax benefit related to RSU expense	2,303	990	1,493
At December 31, 2015, there was $10.2 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.96 years.
Restricted Stock — We offer our non-employee directors the option to receive certain compensation for services rendered in either cash or shares of restricted stock equal to 150% of the fee amount. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the year ended December 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2015	39,234	$17.82
Restricted shares granted	38,962	16.41
Restricted shares vested	(38,871)	17.88
Unvested at December 31, 2015	39,325	$16.36

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets. The following table summarizes the phantom share activity during the year ended December 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2015	1,036,331	$15.91
Granted	724,289	16.30
Converted/paid	(503,334)	16.44
Forfeited	(97,767)	15.75
Outstanding at December 31, 2015	1,159,519	$15.94

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense related to Dean Foods equity-based awards recognized during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31
	2015	2014	2013(1)
Stock options	$88	$438	$6,520
Stock units	8,407	4,521	5,114
Phantom shares	7,882	7,317	7,654
Total	$16,377	$12,276	$19,288

(1)
The share-based compensation expense recorded during the year ended December 31, 2013 includes additional compensation expense of $5.7 million for stock options and $1.0 million for stock units related to the conversion of equity awards described more fully above.

12.     EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the weighted average number of common shares issued and outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the years ended December 31, 2015 and 2014 as we incurred a loss for each of these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Year Ended December 31
	2015	2014	2013
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(8,081)	$(20,187)	$325,359
Denominator:
Average common shares	93,298,467	93,916,656	93,785,611
Basic earnings (loss) per share from continuing operations	$(0.09)	$(0.22)	$3.47
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(8,081)	$(20,187)	$325,359
Denominator:
Average common shares — basic	93,298,467	93,916,656	93,785,611
Stock option conversion(1)	—	—	670,485
Stock units(2)	—	—	340,140
Average common shares — diluted	93,298,467	93,916,656	94,796,236
Diluted earnings (loss) per share from continuing operations	$(0.09)	$(0.22)	$3.43
(1) Anti-dilutive options excluded	2,933,770	3,840,637	3,554,064
(2) Anti-dilutive stock units excluded	340,398	312,971	7,071
13.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the year ended December 31, 2015 were as follows (in thousands):

	Gains/Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, December 31, 2014	$87	$(83,879)		$(1,191)	$(84,983)
Other comprehensive loss before reclassifications	(87)	6,475		(1,333)	5,055
Amounts reclassified from accumulated other comprehensive income	—	(5,875)	(1)	—	(5,875)
Net current-period other comprehensive loss	(87)	600		(1,333)	(820)
Balance, December 31, 2015	$—	$(83,279)		$(2,524)	$(85,803)

(1)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Notes 14 and 15.

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

(1)
The accumulated other comprehensive loss component is related to the hedging activity amount at December 31, 2013 that was reclassified to operating income as we de-designated our cash flow hedges, effective January 1, 2014. See Note 10.

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Notes 14 and 15.

14.     EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS
We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multiemployer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2015, 2014 and 2013, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Defined benefit plans	$6,594	$4,729	$10,400
Defined contribution plans	16,498	16,503	17,619
Multiemployer pension and certain union plans	29,930	28,933	29,148
Total	$53,022	$50,165	$57,167
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under Employee Retirement Income Security Act regulations plus additional amounts as we deem appropriate.
Included in accumulated other comprehensive income at December 31, 2015 and 2014 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $3.0 million ($1.8 million net of tax) and $3.8 million ($2.3 million net of tax) and unrecognized actuarial losses of $136.7 million ($84.1 million net of tax) and $128.7 million ($79.3 million net of tax), respectively. Prior service costs and actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2016 are $0.9 million ($0.6 million net of tax) and $8.8 million ($5.4 million net of tax), respectively.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2015 and 2014, and the funded status of the plans at December 31, 2015 and 2014 is as follows:

	December 31
	2015	2014
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$345,766	$293,850
Service cost	3,631	3,081
Interest cost	13,736	13,979
Plan participants’ contributions	10	13
Plan amendments	72	(411)
Actuarial (gain) loss	(10,351)	57,716
Benefits paid	(18,889)	(22,462)
Benefit obligation at end of year	333,975	345,766
Change in plan assets:
Fair value of plan assets at beginning of year	289,526	270,123
Actual return on plan assets	(6,716)	28,980
Employer contributions	18,822	14,338
Plan participants’ contributions	10	13
Benefits paid	(18,889)	(22,462)
Plan settlements	—	(1,466)
Fair value of plan assets at end of year	282,753	289,526
Funded status at end of year	$(51,222)	$(56,240)
The underfunded status of the plans of $51.2 million at December 31, 2015 is recognized in our Consolidated Balance Sheet and includes $0.8 million classified as a current accrued pension liability. We do not expect any plan assets to be returned to us during the year ended December 31, 2016. We expect to contribute $5.3 million to the pension plans in 2016.
A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2015 and 2014 follows:

	December 31
	2015	2014
Weighted average discount rate	4.52%	4.08%
Rate of compensation increase	4.00%	4.00%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2015, 2014 and 2013 follows:

	Year Ended December 31
	2015	2014	2013
Weighted average discount rate	4.08%	4.90%	3.70%
Expected return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$3,631	$3,081	$3,692
Interest cost	13,736	13,979	12,496
Expected return on plan assets	(20,026)	(18,761)	(18,531)
Amortizations:
Prior service cost	856	787	791
Unrecognized net loss	8,544	5,105	11,759
Effect of settlement	—	538	(136)
Other	(147)	—	329
Net periodic benefit cost	$6,594	$4,729	$10,400
The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.
The amortization of unrecognized net loss represents the amortization of investment losses incurred. The effect of settlement costs in 2015, 2014 and 2013 represents the recognition of net periodic benefit cost related to pension settlements reached as a result of plant closures.
Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2015	2014
	(In millions)
Projected benefit obligation	$334.0	$345.8
Accumulated benefit obligation	331.3	341.3
Fair value of plan assets	282.8	289.5
The accumulated benefit obligation for all defined benefit plans was $331.3 million and $341.3 million at December 31, 2015 and 2014, respectively.
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

At December 31, 2015, our master trust was invested as follows: investments in equity securities were at 40%; investments in fixed income were at 59%; cash equivalents were at 1% and other investments were less than 1%. We believe the allocation of our master trust investments as of December 31, 2015 is generally consistent with the targets set forth by the Investment Committee.
Estimated pension plan benefit payments to participants for the next ten years are as follows:

2016	$19.5	million
2017	19.9	million
2018	20.1	million
2019	20.2	million
2020	20.4	million
Next five years	108.2	million
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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The fair values by category of inputs as of December 31, 2015 were as follows (in thousands):

	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$241	$241	$—	$—
Index Funds:
U.S. Equities(a)	105,874	—	105,874	—
International Equities	—	—	—	—
Equity Funds(b)	6,204	—	6,204	—
Total Equity Securities	112,319	241	112,078	—
Fixed Income:
Bond Funds(c)	160,419	—	160,419	—
Diversified Funds(d)	3,929	—	—	3,929
Total Fixed Income	164,348	—	160,419	3,929
Cash Equivalents:
Short-term Investment Funds(e)	1,975	—	1,975	—
Total Cash Equivalents	1,975	—	1,975	—
Other Investments:
Partnerships/Joint Ventures(f)	273	—	—	273
Total Other Investments	273	—	—	273
Total	$278,915	$241	$274,472	$4,202

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.

(b)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% in international stocks.

(c)	Represents investments primarily in U.S. dollar-denominated, investment grade bonds, including government securities, corporate bonds, and mortgage- and asset-backed securities.

(d)
Represents a pooled/separate account investment in the General Investment Account of an investment manager. The account primarily invests in fixed income debt securities, such as high grade corporate bonds, government bonds and asset-backed securities.

(e)	Investment is comprised of high grade money market instruments with short-term maturities and high liquidity.

(f)	The majority of the total partnership balance is a partnership comprised of a portfolio of two limited partnership funds that invest in public and private equity.
The fair values by category of inputs as of December 31, 2014 were as follows (in thousands):

	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$210	$210	$—	$—
Index Funds:
U.S. Equities(a)	135,726	—	135,726	—
International Equities	—	—	—	—
Equity Funds(b)	8,101	—	8,101	—
Total Equity Securities	144,037	210	143,827	—
Fixed Income:
Bond Funds(c)	140,714	—	140,714	—
Diversified Funds(d)	2,921	—	—	2,921
Total Fixed Income	143,635	—	140,714	2,921
Cash Equivalents:
Short-term Investment Funds(e)	2,507	—	2,507	—
Total Cash Equivalents	2,507	—	2,507	—
Other Investments:
Partnerships/Joint Ventures(f)	567	—	—	567
Total Other Investments	567	—	—	567
Total	$290,746	$210	$287,048	$3,488

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.

(b)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% in international stocks.

(c)	Represents investments primarily in U.S. dollar-denominated, investment grade bonds, including government securities, corporate bonds, and mortgage- and asset-backed securities.

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
Fair values of equity securities held through units of pooled or index funds are based on net asset value of the units of the funds as determined by the fund manager. These funds are similar in nature to retail mutual funds, but are typically more efficient for institutional investors than retail mutual funds. The fair value of pooled funds is determined by the value of the underlying assets held by the fund and the units outstanding. The values of the pooled funds are not directly observable, but are based on observable inputs and, accordingly, have been classified as Level 2 in the fair value hierarchy.

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
A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014 is as follows (in thousands):

	Diversified Funds	Partnerships/ Joint Ventures	Total
Balance at December 31, 2013	$3,093	$864	$3,957
Actual return on plan assets:
Relating to instruments still held at reporting date	117	(158)	(41)
Purchases, sales and settlements (net)	(1,836)	—	(1,836)
Transfers in and/or out of Level 3	1,547	(139)	1,408
Balance at December 31, 2014	$2,921	$567	$3,488
Actual return on plan assets:
Relating to instruments still held at reporting date	131	(182)	(51)
Purchases, sales and settlements (net)	(823)	—	(823)
Transfers in and/or out of Level 3	1,700	(112)	1,588
Balance at December 31, 2015	$3,929	$273	$4,202
Defined Contribution Plans — Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by us. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 50% of a participant’s annual compensation and provide for employer matching and profit sharing contributions as determined by our Board of Directors. In addition, certain union hourly employees are participants in company-sponsored defined contribution plans, which provide for salary reduction contributions according to several schedules, including as a percentage of salary, various cents per hour and flat dollar amounts. Additionally, employer contributions are sometimes, although not always, provided according to various schedules ranging from flat dollar contributions to matching contributions as a percent of salary based on the employees deferral election.
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

Our participation in these multiemployer plans for the year ended December 31, 2015 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2015 and 2014 is for the plans’ year-end at December 31, 2014 and December 31, 2013, respectively. The zone status is based on information that we obtained from each plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP / RP Status Pending/ Implemented	Extended Amortization Provisions	Expiration Date of Associated Collective- Bargaining Agreement(s)
			2015	2014
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	March 31, 2016 - September 30, 2019
Central States, Southeast and Southwest Areas Pension Plan(2)	36-6044243	001	Red	Red	Implemented	No	April 3, 2016 - September 15, 2018
Retail, Wholesale & Department Store International Union and Industry Pension Fund(3)	63-0708442	001	Green	Green	N/A	Yes	July 31, 2016 - June 7, 2018
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(4)	23-6283288	001	Green	Green	N/A	Yes	June 30, 2017 - September 30, 2018

(1)
We are party to approximately nine collective bargaining agreements that require contributions to this plan. These agreements cover a large number of employee participants and expire on various dates between 2016 and 2019. We do not believe that any one agreement is substantially more significant than another as none of these agreements individually represent greater than 25% of the total employee participants covered under this plan.

(2)
There are approximately 22 collective bargaining agreements that govern our participation in this plan. The agreements expire on various dates between 2016 and 2018. Approximately 67%, 16% and 17% of our employee participants in this plan are covered by the agreements expiring in 2016, 2017 and 2018, respectively.

(3)
We are subject to approximately seven collective bargaining agreements with respect to this plan. Approximately 6%, 58% and 36% of our employee participants in this plan are covered by the agreements expiring in 2016, 2017 and 2018, respectively.

(4)
We are party to five collective bargaining agreements with respect to this plan. The agreement expiring in September 2017 is the most significant as 59% of our employee participants in this plan are covered by that agreement.

Information regarding our contributions to our multiemployer pension plans is shown in the table below. There are no changes that materially affected the comparability of our contributions to each of these plans during the years ended December 31, 2015, 2014 and 2013.

Pension Fund	Employer Identification Number	Pension Plan Number	Dean Foods Company Contributions (in millions)
			2015	2014	2013	Surcharge Imposed(3)
Western Conference of Teamsters Pension Plan	91-6145047	001	$12.8	$12.9	$13.5	No
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	001	9.3	11.9	11.1	No
Retail, Wholesale & Department Store International Union and Industry Pension Fund(1)	63-0708442	001	1.3	1.3	1.3	No
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(1)	23-6283288	001	2.1	2.0	1.8	No
Other Funds(2)			4.4	0.8	1.4
Total Contributions			$29.9	$28.9	$29.1

(1)
During the 2014 and 2013 plan years, our contributions to these plans exceeded 5% of total plan contributions. At the date of filing of this Annual Report on Form 10-K, Forms 5500 were not available for the plan years ending in 2015.

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
Included in accumulated other comprehensive income at December 31, 2015 and 2014 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $585.7 thousand ($359.6 thousand net of tax) and $677.5 thousand ($415.3 thousand net of tax) and unrecognized actuarial losses of $5.1 million ($3.1 million net of tax) and $3.1 million ($1.9 million net of tax), respectively. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2016 is $91.8 thousand ($56.4 thousand net of tax) and $245.2 thousand ($150.6 thousand net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2015	2014
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$39,126	$37,230
Service cost	821	824
Interest cost	1,455	1,663
Employee contributions	389	380
Actuarial (gain) loss	(8,048)	895
Benefits paid	(1,611)	(1,866)
Benefit obligation at end of year	32,132	39,126
Fair value of plan assets at end of year	—	—
Funded status	$(32,132)	$(39,126)
The unfunded portion of the liability of $32.1 million at December 31, 2015 is recognized in our Consolidated Balance Sheet and includes $2.4 million classified as a current accrued postretirement liability.
A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2015 and 2014 follows:

	December 31
	2015	2014
Healthcare inflation:
Healthcare cost trend rate assumed for next year	7.27%	7.70%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year of ultimate rate achievement	2038	2029
Weighted average discount rate	4.27%	3.85%
A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	Year Ended December 31
	2015	2014	2013
Healthcare inflation:
Healthcare cost trend rate assumed for next year	7.70%	7.90%	8.20%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%
Year of ultimate rate achievement	2029	2029	2029
Weighted average discount rate	3.85%	4.64%	3.38%

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$2,276	$2,487	$2,039
Amortizations:
Prior service cost	92	65	26
Unrecognized net loss	63	75	298
Other	—	98	2,286
Net periodic benefit cost	$2,431	$2,725	$4,649

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$323	$(268)
Effect on postretirement obligation	3,155	(2,702)
We expect to contribute $2.4 million to the postretirement health care plans in 2016. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2016	$2.4	million
2017	2.3	million
2018	2.3	million
2019	2.4	million
2020	2.5	million
Next five years	12.7	million
16.     ASSET IMPAIRMENT CHARGES AND FACILITY CLOSING AND REORGANIZATION COSTS
Asset Impairment Charges
We evaluate our finite-lived intangible and long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Testing assets for recoverability involves developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. Inputs for fair value calculations are based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets. As the inputs into these calculations are largely based on management’s judgments and are not generally observable in active markets, we consider such measurements to be Level 3 measurements in the fair value hierarchy. See Note 10.
The results of our analysis indicated no impairment of our plant, property and equipment, outside of facility closing and reorganization costs as of December 31, 2015. For the year ended December 31, 2014, we recorded impairments of our property, plant and equipment of approximately $20.8 million and no impairments related to certain intangible assets.
Facility Closing and Reorganization Costs
Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Closure of facilities(1)	$19,844	$4,460	$20,845
Functional Realignment(2)	—	—	892
Field and Functional Reorganization(3)	—	—	5,266
Other	—	—	5
Total	$19,844	$4,460	$27,008

(1)
These charges in 2015, 2014 and 2013 primarily relate to facility closures in Rochester, Indiana; Riverside, California; Delta, Colorado; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; Shreveport, Louisiana; Mendon, Massachusetts, and Sheboygan, Wisconsin; as well as other approved but unannounced plant closures. We have incurred $65.1 million of charges to date related to our active restructuring initiatives. We expect to incur additional charges related to these facility closures of $9.3 million, related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

(2)
The Functional Realignment initiative was focused on aligning key functions within our legacy Fresh Dairy Direct operations under a single leadership team and permanently removing certain costs from the organization. We have incurred total charges of approximately $33.1 million under this initiative through 2015 and we do not expect to incur any material future charges related to this initiative.

(3)
The Field and Functional Reorganization initiative streamlined the leadership structure and has enabled faster decision-making and created enhanced opportunities to strategically build our business. We incurred total charges of $11.3 million under this plan through 2015, all of which were associated with headcount reductions. We do not currently anticipate incurring any material charges under this initiative going forward.

Activity for 2015 and 2014 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2013	Charges and Adjustments	Payments	Accrued Charges at December 31, 2014	Charges and Adjustments	Payments	Accrued Charges at December 31, 2015
	(In thousands)
Cash charges:
Workforce reduction costs	$9,028	$(2,877)	$(4,868)	$1,283	$8,803	$(4,610)	$5,476
Shutdown costs	—	4,822	(4,822)	—	2,506	(2,506)	—
Lease obligations after shutdown	8,361	446	(1,952)	6,855	149	(1,718)	5,286
Other	—	598	(598)	—	1,041	(1,041)	—
Subtotal	$17,389	2,989	$(12,240)	$8,138	12,499	$(9,875)	$10,762
Non-cash charges:
Write-down of assets(1)		5,384			10,531
(Gain)/Loss on sale of related assets		(4,754)			(3,489)
Other, net		841			303
Total charges		$4,460			$19,844

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

17.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$49,593	$52,122	$90,695
Net cash paid (received) for taxes	(29,157)	(31,469)	401,641
Non-cash additions to property, plant and equipment, including capital leases	10,129	7,455	6,672
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
Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our continued focus on cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.
Insurance — We use a combination of insurance and self-insurance for a number of risks, including property, workers’ compensation, general liability, automobile liability, product liability and employee health care utilizing high deductibles. Deductibles vary due to insurance market conditions and risk. Liabilities associated with these risks are estimated considering historical claims experience and other actuarial assumptions. Based on current information, we believe that we have established adequate reserves to cover these claims. At December 31, 2015 and 2014, we recorded accrued liabilities related to these retained risks of $163.9 million and $147.9 million, respectively, including both current and long-term liabilities.
Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, including our distribution fleet, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense was $125.5 million, $118.9 million and $124.7 million for 2015, 2014 and 2013, respectively.
The composition of capital leases which are reflected as property, plant and equipment in our Consolidated Balance Sheets are as follows:

	Year Ended December 31
	2015	2014
	(In thousands)
Machinery and equipment	$7,514	$2,032
Less accumulated depreciation	(2,302)	(886)
	$5,212	$1,146

Future minimum payments at December 31, 2015, under non-cancelable capital leases and operating leases with terms in excess of one year are summarized below:

	Capital Leases	Operating Leases
	(In thousands)
2016	$1,627	$77,229
2017	1,219	64,849
2018	1,219	56,755
2019	1,219	45,521
2020	347	30,478
Thereafter	—	25,390
Total minimum lease payments	5,631	$300,222
Less amount representing interest	(419)
Present value of capital lease obligations	$5,212
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
Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the "retailer action") was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. On January 19, 2016, the district court granted summary judgment to defendants on claims accruing after May 8, 2009. On January 25, 2016, the district court issued orders denying summary judgment in other respects and denying plaintiffs’ motion for class certification. The case is presently scheduled for trial on July 12, 2016; it is unclear whether and how the court’s recent rulings will affect that date.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee on behalf of indirect purchasers of processed fluid Grade A milk (the "indirect purchaser action"). This case was voluntarily dismissed, and the same plaintiffs filed a nearly identical complaint on January 17, 2013. The allegations in this complaint are similar to those in both the retailer action and the 2009 indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss, and on September 11, 2014, the district court granted in part and denied in part that motion, dismissing the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. The parties have jointly proposed that further proceedings (including any discovery) in this case be deferred until after the district court rules on the summary judgment and class certification issues in the Tennessee retailer action.
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

19.     SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION
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
We operate 67 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct-to-store delivery systems in the United States.
Approximate net revenue from external customers for each group of similar products for fiscal 2015, 2014, and 2013 consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Fluid milk	$5,728	$6,984	$6,604
Ice cream(1)	965	986	1,024
Fresh cream(2)	358	373	298
Extended shelf life and other dairy products(3)	250	283	243
Cultured	319	370	364
Other beverages(4)	343	379	382
Other(5)	159	128	101
Total	$8,122	$9,503	$9,016

(1)	Includes ice cream, ice cream mix and ice cream novelties

(2)	Includes half-and-half and whipping creams.

(3)	Includes creamers and other extended shelf life fluids.

(4)	Includes fruit juice, fruit flavored drinks, iced tea and water.

(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.
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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating income:
Dean Foods	$223,115	$26,777	$202,720
Facility closing and reorganization costs	(19,844)	(4,460)	(27,008)
Litigation settlements	—	2,521	1,019
Impairment other long-lived assets	(109,910)	(20,820)	(43,441)
Other operating income (loss)	—	4,535	(2,494)
Total	93,361	8,553	130,796
Other (income) expense:
Interest expense	66,813	61,019	200,558
Loss on early retirement of debt	43,609	1,437	63,387
Gain on disposition of WhiteWave common stock	—	—	(415,783)
Other income, net	(3,751)	(1,620)	(400)
Consolidated income (loss) from continuing operations before income taxes	$(13,310)	$(52,283)	$283,034
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the years ended December 31, 2015, 2014 and 2013. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16% of our consolidated net sales in 2015, 16% in 2014, and 19% in 2013.
20.     QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2015 and 2014:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2015
Net sales	$2,050,762	$2,014,706	$2,033,693	$2,022,500
Gross profit	478,309	495,641	491,988	508,471
Income (loss) from continuing operations	(73,651)	26,519	20,233	18,818
Net Income (loss) (1) (4)	(73,740)	26,519	20,233	18,480
Earnings (loss) per common share from continuing operations (2):
Basic	(0.78)	0.28	0.22	0.20
Diluted	(0.78)	0.28	0.22	0.20

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2014
Net sales	$2,341,040	$2,393,869	$2,373,280	$2,395,007
Gross profit	416,175	399,088	416,800	441,400
Income (loss) from continuing operations	(9,792)	(963)	(15,136)	5,704
Net income (loss) (3)	(8,956)	(645)	(15,972)	5,277
Earnings (loss) per common share from continuing operations (2):
Basic	(0.10)	(0.01)	(0.16)	0.06
Diluted	(0.10)	(0.01)	(0.16)	0.06

(1)
The results for the first, second, third and fourth quarters of 2015 include facility closing and reorganization costs, net of tax, of $0.8 million, $3.3 million, $1.7 million and $6.4 million, respectively. See Note 16.

(2)
Earnings (loss) per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings (loss) per common share amount.

(3)	The results for the first, second and third quarters of 2014 include facility closing and reorganization costs, net of tax, of $0.6 million, $0.5 million and $1.8 million, respectively. See Note 16.

(4)
Results for the first quarter of 2015 include a charge of $68.7 million, net of tax, related to impairments of intangible assets (Note 6), and a loss of $23.5 million, net of tax, related to the early retirement of a portion of our senior notes due 2016 (Note 9).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.
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
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page F-44.
February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 22, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to our proxy statement (to be filed) for our May 11, 2016 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
Incorporated herein by reference to our proxy statement (to be filed) for our May 11, 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference to our proxy statement (to be filed) for our May 11, 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to our proxy statement (to be filed) for our May 11, 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
Incorporated herein by reference to our proxy statement (to be filed) for our May 11, 2016 Annual Meeting of Stockholders.

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

DEAN FOODS COMPANY

By:	/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President, Finance and Chief Accounting Officer
Dated February 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/S/ JIM L. TURNER Jim L. Turner	Chairman of the Board	February 22, 2016

/S/ GREGG A. TANNER Gregg A. Tanner	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016

/S/ CHRIS BELLAIRS Chris Bellairs	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2016

/S/ SCOTT K. VOPNI Scott K. Vopni	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2016

/S/ JANET HILL Janet Hill	Director	February 22, 2016

/S/ WAYNE MAILLOUX Wayne Mailloux	Director	February 22, 2016

/S/ HELEN E. MCCLUSKEY Helen E. McCluskey	Director	February 22, 2016

/S/ JOHN R. MUSE John R. Muse	Director	February 22, 2016

/S/ HECTOR M. NEVARES Hector M. Nevares	Director	February 22, 2016

/S/ B. CRAIG OWENS B. Craig Owens	Director	February 22, 2016

/S/ ROBERT TENNANT WISEMAN Robert Tennant Wiseman	Director	February 22, 2016

S-1

SCHEDULE II
DEAN FOODS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014 and 2013

Description	Balance at Beginning of Period	Charged to (Reduction in) Costs and Expenses	Other	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2015
Allowance for doubtful accounts	$14,850	$3,987	$(2,155)	$(2,722)	$13,960
Deferred tax asset valuation allowances	13,177	(2,209)	—	—	10,968
Year ended December 31, 2014
Allowance for doubtful accounts	$12,083	$5,045	$—	$(2,278)	$14,850
Deferred tax asset valuation allowances	8,733	4,444	—	—	13,177
Year ended December 31, 2013
Allowance for doubtful accounts	$12,522	$3,197	$278	$(3,914)	$12,083
Deferred tax asset valuation allowances	7,570	1,163	—	—	8,733

INDEX TO EXHIBITS

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.2	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012	August 7, 2012

3.3	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Current Report on Form 8-K	May 20, 2014

3.5	Amended and Restated Bylaws	Current Report on Form 8-K	May 20, 2014

4.1	Specimen of Common Stock Certificate	Current Report on Form 8-K	August 15, 2013

4.2	Indenture, dated as of February 25, 2015, between Dean Foods Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K	March 3, 2015

4.3	Satisfaction and Discharge of Indenture	Current Report on Form 8-K	March 3, 2015

*10.1	Third Amended and Restated 1989 Dean Foods Company Stock Awards Plan	Annual Report on Form 10-K for the year ended December 31, 2004	March 16, 2005

*10.2	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.3	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.4	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.5	Amendment No. 1 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.6	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.7	Dean Foods Company Amended and Restated Executive Severance Pay Plan	Current Report on Form 8-K	November 19, 2010

*10.8	Form of Change in Control Agreement for the Company’s Chief Executive Officer and Executive Vice Presidents	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.9	Ninth Amended and Restated 1997 Stock Option and Restricted Stock Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	May 9, 2012

*10.10	Dean Foods Company 2007 Stock Incentive Plan, as amended	Current Report on Form 8-K	May 20, 2013

*10.11	Amendment to the Dean Foods Company 2007 Stock Incentive Plan	Current Report on Form 8-K	November 18, 2014

*10.12	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.13	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.14	Form of Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.15	Form of Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.16	Form of Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.17	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.18	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.19	Form of 2013 Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.20	Form of 2013 Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.21	Form of 2013 Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.22	Form of 2013 Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.23	Form of Director’s Master Restricted Stock Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.24	Proprietary Information, Inventions and Non-Compete Agreement between the Company and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

10.25	Letter Agreement between the Company and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.26	Letter Agreement between the Company and Gregg Tanner dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.27	Letter Agreement between the Company and Kim Warmbier, dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.28	Form of Indemnification Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.29	Offer Letter between the Company and Brian Murphy, dated September 11, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

10.30
Seventh Amended and Restated Receivables Purchase Agreement, dated as of March 26, 2015, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. “Rabobank International”, New York Branch, as Agent

		Current Report on Form 8-K	March 27, 2015

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.31
Credit Agreement, dated as of March 26, 2015 among Dean Foods Company, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents, CoBank, ACB, Suntrust Robinson Humphrey, Inc., Coöperatieve Centrale Raiffeisen - Boerenleenbank, B.A. “Rabobank Nederland,” New York Branch, Credit Agricole Corporate & Investment Bank, and PNC Bank, National Association, as Co-Documentation Agents; and certain other lenders that are parties thereto

		Current Report on Form 8-K	March 27, 2015

10.32	First Amendment to Credit Agreement and Limited Waiver, dated November 23, 2015, by and among the Company, each lender party thereto and Bank of America, N.A., as Administrative Agent	Filed herewith

10.33	Separation and Distribution Agreement, dated October 25, 2012, by and among Dean Foods Company, The WhiteWave Foods Company and WWF Operating Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.34	Transition Services Agreement, dated October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company, as amended	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.35	Amendment 1 to Transitional Services Agreement, dated November 20, 2012, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.36	Amendment 2 to Transitional Services Agreement, dated December 28, 2012, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.37	Amendment 5 to Transitional Services Agreement, dated May 28, 2013, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2013	February 24, 2014

10.38	Amendment 6 to Transitional Services Agreement, dated November 13, 2013, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2013	February 24, 2014

10.39	Amendment 7 to Transitional Services Agreement, dated December 31, 2013, by and between Dean Foods Company and The WhiteWave Foods Company	Annual Report on Form 10-K for the year ended December 31, 2013	February 24, 2014

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.40	Amended and Restated Tax Matters Agreement dated May 1, 2013 between Dean Foods Company and The WhiteWave Foods Company	Quarterly Report on Form 10-Q for the quarter ended March 31, 2013	May 9, 2013

10.41	Employee Matters Agreement, dated October 25, 2012, by and between Dean Foods Company, The WhiteWave Foods Company, and WWF Operating Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.42	Dean Foods Company 2015 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	March 10, 2015

*10.43	Letter Agreement between the Company and Ralph Scozzafava dated September 25, 2014	Quarterly Report on Form 10-Q for the quarter ended September 30, 2014	November 10, 2014

*10.44	Letter Agreement between the Company and Marc Kesselman dated January 16, 2015	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015	May 11, 2015

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Supplemental Unaudited Financial Information for Dean Holding Company	Filed herewith

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

(1)	Filed electronically herewith

*	This exhibit is a management or compensatory contract.

Attached as Exhibit 101 to this report are the following materials from Dean Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.