Form 10-Q
period 2016-03-31
DEAN FOODS CO
filed 2016-05-10
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 5, 2016, the number of shares of the registrant's common stock outstanding was: 91,766,237.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$84,595	$60,734
Receivables, net allowances of $12,756 and $13,960	598,264	653,156
Income tax receivable	—	7,985
Inventories	269,385	253,326
Deferred income taxes	50,137	54,735
Prepaid expenses and other current assets	43,908	47,627
Total current assets	1,046,289	1,077,563
Property, plant and equipment, net	1,149,254	1,174,137
Goodwill	86,841	86,841
Identifiable intangible and other assets, net	140,691	150,236
Deferred income taxes	29,279	31,386
Total	$2,452,354	$2,520,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$637,203	$741,988
Income tax payable	10,832	—
Current portion of debt	1,338	1,493
Current portion of litigation settlements	18,632	18,414
Total current liabilities	668,005	761,895
Long-term debt, net	833,704	833,080
Deferred income taxes	108,196	106,820
Other long-term liabilities	264,501	272,864
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,766,291 and 91,428,274 shares issued and outstanding, with a par value of $0.01 per share	918	914
Additional paid-in capital	671,517	679,916
Accumulated deficit	(10,322)	(49,523)
Accumulated other comprehensive loss	(84,165)	(85,803)
Total stockholders’ equity	577,948	545,504
Total	$2,452,354	$2,520,163

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31
	2016	2015
Net sales	$1,878,828	$2,050,762
Cost of sales	1,374,760	1,572,453
Gross profit	504,068	478,309
Operating costs and expenses:
Selling and distribution	332,887	338,184
General and administrative	85,151	87,476
Amortization of intangibles	6,325	706
Facility closing and reorganization costs, net	1,166	1,245
Impairment of intangible assets	—	109,910
Total operating costs and expenses	425,529	537,521
Operating income (loss)	78,539	(59,212)
Other (income) expense:
Interest expense	16,876	16,528
Loss on early retirement of long- term debt	—	43,609
Other income, net	(997)	(446)
Total other expense	15,879	59,691
Income (loss) from continuing operations before income taxes	62,660	(118,903)
Income tax expense (benefit)	23,459	(45,252)
Income (loss) from continuing operations	39,201	(73,651)
Loss on sale of discontinued operations, net of tax	—	(89)
Net income (loss)	$39,201	$(73,740)
Average common shares:
Basic	91,567,119	94,222,243
Diluted	92,168,303	94,222,243
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.43	$(0.78)
Income (loss) from discontinued operations	—	—
Net income (loss)	$0.43	$(0.78)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.43	$(0.78)
Income (loss) from discontinued operations	—	—
Net income (loss)	$0.43	$(0.78)
Cash dividends declared per common share	$0.09	$0.07

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2016	2015
Net income (loss)	$39,201	$(73,740)
Other comprehensive income (loss):
Cumulative translation adjustments	153	(170)
Net change in fair value of derivative instruments, net of tax	—	(87)
Net pension and other postretirement liability adjustment, net of tax	1,485	1,464
Other comprehensive income	1,638	1,207
Comprehensive income (loss)	$40,839	$(72,533)

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2016	91,428,274	$914	$679,916	$(49,523)	$(85,803)	$545,504
Issuance of common stock, net of tax impact of share-based compensation	338,017	4	(1,765)	—	—	(1,761)
Share-based compensation expense	—	—	1,756	—	—	1,756
Dividends			(8,390)	—	—	(8,390)
Net income	—	—	—	39,201	—	39,201
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	153	153
Pension and other postretirement benefit liability adjustment, net of tax of $897	—	—	—	—	1,485	1,485
Balance, March 31, 2016	91,766,291	$918	$671,517	$(10,322)	$(84,165)	$577,948

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, January 1, 2015	94,080,840	$941	$752,375	$(41,015)	$(84,983)	$627,318
Issuance of common stock, net of tax impact of share-based compensation	274,208	3	202	—	—	205
Share-based compensation expense	—	—	2,221	—	—	2,221
Dividends	—	—	(6,604)	—	—	(6,604)
Net loss	—	—	—	(73,740)	—	(73,740)
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $54	—	—	—	—	(87)	(87)
Cumulative translation adjustment	—	—	—	—	(170)	(170)
Pension and other postretirement benefit liability adjustment, net of tax of $925	—	—	—	—	1,464	1,464
Balance, March 31, 2015	94,355,048	$944	$748,194	$(114,755)	$(83,776)	$550,607

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2016	2015
Cash flows from operating activities:
Net income (loss)	$39,201	$(73,740)
Loss on sale of discontinued operations, net of tax	—	89
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	45,038	39,258
Share-based compensation expense	6,067	2,905
Gain on divestitures and other, net	(2,404)	(1,106)
Impairment of intangible assets	—	109,910
Loss on early retirement of long-term debt	—	43,609
Deferred income taxes	5,295	(44,573)
Other, net	(1,171)	(220)
Changes in operating assets and liabilities:
Receivables, net	54,915	92,234
Inventories	(16,059)	(2,826)
Prepaid expenses and other assets	11,596	12,814
Accounts payable and accrued expenses	(114,955)	(77,951)
Income tax receivable/payable	18,707	57,176
Net cash provided by operating activities	46,230	157,579
Cash flows from investing activities:
Payments for property, plant and equipment	(17,067)	(19,304)
Proceeds from sale of fixed assets	3,209	1,638
Net cash used in investing activities	(13,858)	(17,666)
Cash flows from financing activities:
Repayments of debt, net	(413)	(347)
Early retirement of long-term debt	—	(476,188)
Premiums paid on early retirement of debt	—	(37,309)
Payments of financing costs	—	(14,796)
Proceeds from senior secured revolver	—	315,570
Payments for senior secured revolver	—	(371,371)
Proceeds from receivables securitization facility	—	635,000
Payments for receivables securitization facility	—	(870,000)
Proceeds from issuance of 2023 notes	—	700,000
Cash dividends paid	(8,259)	(6,604)
Issuance of common stock, net of share repurchases for withholding taxes	(663)	17
Tax savings on share-based compensation	758	217
Net cash used in financing activities	(8,577)	(125,811)
Effect of exchange rate changes on cash and cash equivalents	66	(408)
Increase in cash and cash equivalents	23,861	13,694
Cash and cash equivalents, beginning of period	60,734	16,362
Cash and cash equivalents, end of period	$84,595	$30,056
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015
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
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 22, 2016. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three month period ended March 31, 2016 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2015 Annual Report on Form 10-K.
Unless otherwise indicated, references in this report to “we,” “us,” “our” or "the Company" refer to Dean Foods Company and its subsidiaries, taken as a whole.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies ASU 2015-03 by allowing the presentation of debt issuance costs related to a line-of-credit to be recorded as an asset instead of as a direct deduction of the carrying amount of the debt liability as required by ASU 2015-03, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 was effective immediately. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. We adopted ASU No. 2015-03 in the first quarter of 2016 and this presentation has been retroactively applied to prior periods. See Note 4.
Recently Issued Accounting Pronouncements
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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial statement disclosures.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in ASC Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The amendments in this ASU may be applied retrospectively or prospectively and will be effective beginning January 1, 2017 with early adoption permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted if it is applied from the beginning of the fiscal year of adoption.We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements and we do not currently expect the effects of this standard on our financial position, results of operations and cash flows to be material.

2. Inventories
Inventories, net of obsolescence reserves of $1.0 million at both March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Raw materials and supplies	$97,317	$99,272
Finished goods	172,068	154,054
Total	$269,385	$253,326
3. Goodwill and Intangible Assets
As of March 31, 2016, the gross carrying value of goodwill was $2.2 billion and accumulated impairment was $2.1 billion. The company took an impairment charge of $2.1 billion in 2011 with no impairment charges in subsequent years. The net carrying amount of goodwill at each of March 31, 2016 and December 31, 2015 was $86.8 million.
The gross and net carrying amounts of our intangible assets other than goodwill as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016				December 31, 2015
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with finite lives:
Customer-related and other	$49,225	$—	$(34,297)	$14,928	$49,225	$—	$(33,700)	$15,525
Trademarks	229,777	(109,910)	(30,151)	89,716	229,777	(109,910)	(24,423)	95,444
Total	$279,002	$(109,910)	$(64,448)	$104,644	$279,002	$(109,910)	$(58,123)	$110,969

Prior to 2015, certain of our trademarks were not amortized because they had indefinite remaining useful lives as our intent was to continue to use these intangible assets indefinitely. During the first quarter of 2015, we approved the launch of DairyPure®, our fresh white milk national brand. In connection with the approval of the launch of DairyPure®, we changed our indefinite lived trademarks to finite lived, resulting in a triggering event for impairment testing purposes. Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million and related income tax benefit of $41.2 million in the first quarter of 2015, and assigned a remaining useful life of 5 years to our trademarks. We estimated the fair value of our trademarks based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The impairment charge is reported on a separate line item, impairment of intangible assets, in our unaudited Condensed Consolidated Statements of Operations.

In the first quarter of 2016, we further evaluated the remaining useful life of our finite-lived trademarks in conjunction with our newly approved strategy around our ice cream brands. Based on our evaluation, we extended the useful lives of certain of our finite-lived trademarks. Our remaining trademark values will be amortized on a straight-line basis over their useful lives ranging from 5 to 10 years. Amortization expense on intangible assets for the three months ended March 31, 2016 and 2015 was $6.3 million and $0.7 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.

Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2016	$19.8
2017	18.6
2018	18.0
2019	18.0
2020	9.9
4. Debt
Our long-term debt as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016		December 31, 2015
	Amount	Interest Rate	Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior notes due 2023	$700,000	6.50%	$700,000	6.50%
Subsidiary debt obligations:
Senior notes due 2017	142,000	6.90	142,000	6.90
Capital lease and other	4,799	—	5,212	—
Subtotal	846,799		847,212
Unamortized discounts and debt issuance costs(1)	(11,757)		(12,639)
Total debt	835,042		834,573
Less current portion	(1,338)		(1,493)
Total long-term portion	$833,704		$833,080

(1)
As discussed in Note 1, beginning in the first quarter of 2016, presentation of debt issuance costs, not related to revolving credit agreements, of $7.6 million and $7.9 million as of March 31, 2016 and December 31, 2015, respectively, were reclassified from other assets and are netted against the outstanding debt balance.

The scheduled debt maturities at March 31, 2016 were as follows (in thousands):

2016	$1,338
2017	142,769
2018	1,125
2019	1,174
2020	393
Thereafter	700,000
Subtotal	846,799
Less unamortized discounts and debt issuance costs	(11,757)
Total debt	$835,042
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
The 2023 Notes are senior unsecured obligations. Accordingly, the 2023 Notes rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our existing and future secured obligations, including obligations under our senior secured credit facility and receivables securitization facility, to the extent of the value of the collateral securing such obligations. The 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the senior secured credit facility.
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
We used the net proceeds from the 2023 Notes to redeem all of our outstanding senior unsecured notes due 2016, as described below, and to repay a portion of the outstanding borrowings under our previous senior secured credit facility and receivables securitization facility. The carrying value under these notes at March 31, 2016 was $692.4 million, net of unamortized debt issuance costs of $7.6 million.
Senior Secured Revolving Credit Facility — In March 2015, we terminated our previous credit facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issue costs of $5.3 million during the three months ended March 31, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our unaudited Condensed Consolidated Statements of Operations.
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
Loans outstanding under the Credit Facility bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of March 31, 2016) based on the Total Net Leverage Ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of March 31, 2016) based on the Total Net Leverage Ratio.
We may make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the Credit Agreement, we will be obligated to prepay the Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The Credit Facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the Credit Agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables securitization facility subsidiaries (the “Guarantors”).
The Credit Facility is secured by a first priority perfected security interest in substantially all of our assets and the assets of the Guarantors, whether consisting of personal, tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the Guarantors and (ii) 65% of the shares of capital stock of the Guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, (a) any real property with an individual net book value below $10 million, (b) the capital stock and any assets of any unrestricted subsidiary, (c) any capital stock of any direct or indirect subsidiary of Dean Holding Company ("Legacy Dean"), a wholly owned subsidiary of the Company, which owns any real property, or (d) receivables sold pursuant to the receivables securitization facility.
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payments of dividends and other restricted payments during a default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum senior secured net leverage ratio of 2.50x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x. In addition, we have certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio is in excess of 3.25x.
At March 31, 2016, there were no outstanding borrowings under the Credit Facility. Our combined average daily balance during the three months ended March 31, 2016 under the Credit Facility was zero. There were no letters of credit issued under the Credit Facility as of March 31, 2016.
Dean Foods Receivables Securitization Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes.
In March 2015, the receivables securitization facility was modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the consolidated and senior secured net leverage ratio requirements to be consistent with those contained in the Credit Agreement described above.
In connection with the modification of the receivables securitization facility, we paid certain arrangement fees of approximately $0.7 million to lenders, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Based on the monthly borrowing base formula, we had the ability to borrow up to $486.1 million of the total commitment amount under the receivables securitization facility as of March 31, 2016. The total amount of receivables sold to these entities as of March 31, 2016 was $540.2 million. During the first three months of 2016, there were no borrowings or repayments under the facility with no remaining drawn balance as of March 31, 2016. In addition to letters of credit in the aggregate amount of $138.3 million that were issued but undrawn, the remaining available borrowing capacity was $347.8 million at March 31, 2016. Our average daily balance under this facility during the three months ended March 31, 2016 was zero. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio.
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate amount of subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit decreases proportionately as we make each of the four installment payments. As of March 31, 2016, the letter of credit has been reduced to $18.9 million in respect of the final annual installment payment due in June 2016. The carrying value of the remaining settlement is reported on the current portion of litigation settlements line of our unaudited Condensed Consolidated Balance Sheet.
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

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding and matures in October 2017. The carrying value under these notes at March 31, 2016 was $137.8 million, net of unamortized discounts of $4.2 million, at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
See Note 5 for information regarding the fair value of the 2023 Notes and the subsidiary senior notes due 2017 as of March 31, 2016.
Capital Lease Obligations and Other — Capital lease obligations as of March 31, 2016 and December 31, 2015, included our land and building leases, as well as leases for information technology equipment.
5. Derivative Financial Instruments and Fair Value Measurements
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
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified banking partners or enter into exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. All commodities contracts are marked to market in our income statement at each reporting period and a derivative asset or liability is recorded on our balance sheet.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At March 31, 2016 and December 31, 2015, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In thousands)
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	$221	$317	$8,053	$10,023
Commodities contracts — non-current(2)	—	—	419	690
Total derivatives	$221	$317	$8,472	$10,713

(1)
Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date are included in prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.

(2)
Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date are included in identifiable intangible and other assets, net and other long-term liabilities, respectively, in our unaudited Consolidated Balance Sheets.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 is as follows (in thousands):

	Fair Value as of March 31, 2016	Level 1	Level 2	Level 3
Asset — Commodities contracts	$221	$—	$221	$—
Liability — Commodities contracts	8,472	—	8,472	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 is as follows (in thousands):

	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Asset — Commodities contracts	$317	$—	$317	$—
Liability — Commodities contracts	10,713	—	10,713	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair values of the 2023 Notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of the 2023 Notes and subsidiary senior notes at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$718,375	$700,000	$726,250
Subsidiary senior notes due 2017	142,000	149,100	142,000	148,745

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of March 31, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$2	$—	$2	$—
Mutual funds	1,553	—	1,553	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$4	$—	$4	$—
Mutual funds	1,506	—	1,506	—
6. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends— In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units and phantom shares provide for cash dividend equivalent units ("DEUs"), which vest in cash at the same time as the underlying award. On March 3, 2016, we announced that our Board of Directors declared an increased quarterly dividend of $0.09 per share of common stock, from the $0.07 per share quarterly dividend paid in each quarter of 2015. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually). The first quarterly dividend of $0.09 per share was paid in March of 2016, totaling approximately $8.3 million for the first three months of 2016. A quarterly dividend of $0.07 per share was paid in March 2015, totaling approximately $6.6 million for the first three months of 2015. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. As of March 31, 2016, $222.1 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. No shares were repurchased during the three months ended March 31, 2016.
Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	3,204,925	$20.07
Forfeited and canceled	(774,969)	22.23
Exercised	(188,549)	13.98
Options outstanding and exercisable at March 31, 2016	2,241,407	$19.83	2.38	$3,091,980

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2015 or 2016, nor do we currently plan to in the future. At March 31, 2016, there was no remaining unrecognized stock option expense related to unvested awards.

Restricted Stock Units — The following table summarizes restricted stock unit ("RSU") activity during the three months ended March 31, 2016:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2016	871,876	94,816	966,692
RSUs issued	400,164	43,547	443,711
Shares issued upon vesting of RSUs	(165,049)	(43,078)	(208,127)
RSUs canceled or forfeited(1)	(174,423)	(2,270)	(176,693)
RSUs outstanding at March 31, 2016	932,568	93,015	1,025,583
Weighted average grant date fair value	$17.11	$17.39	$17.14

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — Beginning in 2016, performance share units ("PSUs") were granted as part of our long-term incentive compensation program. PSUs will cliff vest and be settled in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period.  The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the award that is expected to vest.  The following table summarizes PSU activity during the three months ended March 31, 2016:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	81,454	19.29
Outstanding at March 31, 2016	81,454	$19.29

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,159,519	$15.94
Granted	741,625	19.29
Converted/paid	(505,003)	16.00
Forfeited	(12,799)	17.36
Outstanding at March 31, 2016	1,383,342	$17.70

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
	(In thousands)
Stock options	$—	$61
RSUs	1,369	2,160
PSUs	387	—
Phantom shares	4,311	684
Total	$6,067	$2,905
7. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and RSUs were not included in the computation of diluted loss per share for the three months ended March 31, 2015 as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended March 31
	2016	2015
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$39,201	$(73,651)
Denominator:
Average common shares	91,567,119	94,222,243
Basic earnings (loss) per share from continuing operations	$0.43	$(0.78)
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$39,201	$(73,651)
Denominator:
Average common shares — basic	91,567,119	94,222,243
Stock option conversion(1)	287,657	—
RSUs(2)	313,527	—
Average common shares — diluted	92,168,303	94,222,243
Diluted earnings (loss) per share from continuing operations	$0.43	$(0.78)
(1) Anti-dilutive common shares excluded	1,403,295	3,104,628
(2) Anti-dilutive stock units excluded	172,195	440,375

8. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2016 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(83,279)	$(2,524)	$(85,803)
Other comprehensive income before reclassifications	2,949	153	3,102
Amounts reclassified from accumulated other comprehensive income(1)	(1,464)	—	(1,464)
Net current-period other comprehensive income	1,485	153	1,638
Balance at March 31, 2016	$(81,794)	$(2,371)	$(84,165)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 9.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2015 were as follows (in thousands):

	Changes in Cash Flow Hedges	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2014	$87	$(83,879)	$(1,191)	$(84,983)
Other comprehensive income (loss) before reclassifications	(87)	2,933	(170)	2,676
Amounts reclassified from accumulated other comprehensive income(1)	—	(1,469)	—	(1,469)
Net current-period other comprehensive income (loss)	(87)	1,464	(170)	1,207
Balance at March 31, 2015	$—	$(82,415)	$(1,361)	$(83,776)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 9.

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$793	$908
Interest cost	3,043	3,434
Expected return on plan assets	(4,633)	(4,938)
Amortizations:
Prior service cost	214	214
Unrecognized net loss	2,206	2,136
Net periodic benefit cost	$1,623	$1,754

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$160	$205
Interest cost	271	364
Amortizations:
Prior service cost	23	23
Unrecognized net loss (gain)	(61)	16
Net periodic benefit cost	$393	$608

10. Asset Impairment Charges and Facility Closing and Reorganization Costs
Asset Impairment Charges
We evaluate our long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.
Testing the assets for recoverability involves developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. Other inputs are based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets. As the inputs for testing for recoverability are largely based on management’s judgments and are not generally observable in active markets, we consider such measurements to be Level 3 measurements in the fair value hierarchy. See Note 5.

The results of our analysis indicated no impairment of our plant, property and equipment, outside of facility closing and reorganization costs, for the three months ended March 31, 2016 and 2015. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Approved plans within our ongoing network optimization strategies are summarized as follows:

	Three Months Ended March 31
	2016	2015
	(In thousands)
Closure of facilities, net(1)	$1,166	$1,245
Facility closing and reorganization costs, net	$1,166	$1,245

(1)
Reflects charges incurred in the first quarters of 2016 and 2015 primarily related to facility closures in Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Sheboygan, Wisconsin; Riverside, California; Delta, Colorado; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; Shreveport, Louisiana and Mendon, Massachusetts, as well as other approved closures. We have incurred an aggregate of $66.3 million of charges related to these facility closures through March 31, 2016. We expect to incur additional charges related to these facility closures of approximately $6.1 million related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

Activity with respect to facility closing and reorganization costs during the three months ended March 31, 2016 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2015	Charges and Adjustments	Payments	Accrued Charges at March 31, 2016
	(In thousands)
Cash charges:
Workforce reduction costs	$5,476	$2,377	$(667)	$7,186
Shutdown costs	—	420	(420)	—
Lease obligations after shutdown	5,286	44	(383)	4,947
Other	—	268	(268)	—
Subtotal	$10,762	3,109	$(1,738)	$12,133
Noncash charges:
Gain on sale of related assets		(1,943)
Total charges, net		$1,166

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
Litigation, Investigations and Audits
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. On January 19, 2016, the district court granted summary judgment to defendants on claims accruing after May 8, 2009. On January 25, 2016, the district court issued orders denying summary judgment in other respects and denying plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition remains pending before the Sixth Circuit. On March 30, 2016, the court issued an order holding that the case will be judged under the rule of reason. The case is presently scheduled for trial on October 18, 2016; it is unclear whether and how the pending petition for permission to appeal will affect that date.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). This case was voluntarily dismissed, and the same plaintiffs filed a nearly identical complaint on January 17, 2013. The allegations in this complaint are similar to those in both the retailer action and the 2009 indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss, and on September 11, 2014, the district court granted in part and denied in part that motion, dismissing the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. On March 16, 2016, the court granted a joint motion to stay the indirect purchaser action pending the Sixth Circuit’s decision on the pending class certification review petition in the retailer action.
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

12. Segment, Geographic and Customers Information
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
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three months ended March 31, 2016 and 2015, respectively. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16% of our consolidated net sales in each of the three months ended March 31, 2016 and 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report on Form 10-K"), and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.
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
We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena ®, Berkeley Farms ®, Country Fresh ®, Dean’s ®, Garelick Farms ®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms ®, Mayfield ®, McArthur ®, Meadow Gold®, Oak Farms ®, PET ® (licensed brand), T.G. Lee ®, Tuscan ® and more. In all, we have more than 50 national, regional and local dairy brands as well as private labels. Dean Foods also makes and distributes ice cream, cultured products, juices, teas, and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our products are sold primarily on a local or regional basis through local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.
Recent Developments
On May 9, 2016, we entered into a stock purchase agreement (the “Purchase Agreement”) with Neapolitan Group Holdings, LLC (“Seller”) pursuant to which we have agreed to acquire all of the equity of Friendly’s Ice Cream Holdings Corp. (“Friendly’s Holdings”), including its wholly-owned subsidiary, Friendly’s Manufacturing and Retail, LLC (“Friendly’s Manufacturing,” and together with Friendly’s Holdings, “Friendly’s”), the Friendly’s trademark and all intellectual property associated with the brand and products. Friendly’s Manufacturing operates the business of developing, producing, manufacturing, marketing, distributing and selling ice cream and other frozen dessert-related products, as well as toppings. Prior to closing, certain subsidiaries of Friendly’s Holdings that operate the Friendly’s restaurant business will be spun-off from Friendly’s Holdings and will continue to be owned by Seller post-closing. We expect to close the Purchase Agreement late in the second quarter of 2016, subject to regulatory approvals and customary closing conditions.
Pursuant to the Purchase Agreement, we have agreed to enter into a license agreement with Friendly’s GCA, Inc., pursuant to which we will grant an exclusive, paid-up and royalty-free license to use the Friendly’s brand solely in connection with the operation and marketing of Friendly’s restaurants. The license agreement will have a term of 20 years, with automatic 10-year renewals until terminated.

We have also agreed to enter into a long-term supply agreement with Friendly’s Purchasing and Distribution, LLC upon closing of the Purchase Agreement, pursuant to which we will manufacture for the Friendly’s restaurants specified ice cream products for sale in the restaurants as well as other products that we manufacture for sale to consumers.
Other
In March 2016, Walmart announced that it plans to build a dairy processing plant in Indiana for certain stores located in the Midwest, with milk processing estimated to begin in mid-2017. If the processing plant is completed, we currently estimate that the impact of this processing plant may result in the loss of approximately 100 million gallons of very low-margin private-label fluid milk volume beginning in late 2017. Pursuant to our agreement with Walmart, Walmart is required to provide advance notice to us prior to terminating our supply agreement for each specific region. We have not yet received notice of termination from Walmart with respect to its stores in any region. Dialogue between the company and Walmart is ongoing, and we are in the early stages of preparing network optimization plans for the potentially affected region to prepare for the anticipated impact from Walmart's processing plant if and when it is completed. Given the ample lead time we have to respond to this development, we do not expect this will have a material impact on our financial results. We do not believe that Walmart’s planned processing plant will cause it to alter our sales to the potentially affected stores of our national brands, DairyPure® and TruMoo®, or of our other non-fluid milk products. In addition, we expect to continue to supply Walmart’s private label milk for other Walmart and Sam’s Club stores across the U.S.
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

	Three Months Ended March 31
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,878.8	100.0%	$2,050.8	100.0%
Cost of sales	1,374.7	73.2	1,572.5	76.7
Gross profit(1)	504.1	26.8	478.3	23.3
Operating costs and expenses:
Selling and distribution	332.9	17.7	338.2	16.5
General and administrative	85.2	4.5	87.5	4.3
Amortization of intangibles	6.3	0.3	0.7	—
Facility closing and reorganization costs, net	1.2	0.1	1.2	0.1
Impairment of intangible assets	—	—	109.9	5.4
Total operating costs and expenses	425.6	22.7	537.5	26.2
Operating income (loss)	$78.5	4.2%	$(59.2)	(2.9)%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015
Net Sales — The change in net sales was due to the following:

Three Months Ended March 31, 2016 vs. 2015
(In millions)
Volume	$(66.0)
Pricing and product mix changes	(106.0)
Total decrease	$(172.0)

Net sales decreased $172.0 million, or 8.4%, during the first quarter of 2016 as compared to the first quarter of 2015, primarily due to decreased pricing, as a result of declines in dairy commodity costs from year-ago levels. On average, during the first quarter of 2016, the Class I raw milk price was approximately 14% below prior-year levels. Net sales were further impacted by a 3% sales volume decline across all products from year-ago levels. Volume declines across our fluid milk business, which accounted for approximately 79% of our total sales volume, were primarily impacted by choices we have made with respect to our rate realization strategy and channel dynamics. This decrease was partially offset by an increase of approximately 8% in our ice cream volume performance.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However we continuously balance our product pricing with the execution of our strategy to improve net price realization and, in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2016 compared to the first quarter of 2015:

	Three Months Ended March 31*
	2016	2015	% Change
Class I mover(1)	$14.49	$16.79	(13.7)%
Class I raw skim milk mover(1)(2)	5.69	10.57	(46.2)
Class I butterfat mover(2)(3)	2.57	1.88	36.7
Class II raw skim milk minimum(1)(4)	6.18	9.09	(32.0)
Class II butterfat minimum(3)(4)	2.30	1.79	28.5

*
The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2015 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased by 12.6% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to decreased dairy commodity costs. The Class I raw milk price was approximately 14% below prior-year levels. In addition, the decrease in cost of sales was due to our ongoing cost and efficiency initiatives and lower sales volumes.
Gross Profit — Our gross profit percentage increased to 26.8% in the first quarter of 2016 as compared to 23.3% in the first quarter of 2015. This increase was primarily due to pricing actions and the associated increased margin pool for our branded products, volume driven performance from our portfolio of ice cream products and packaging savings. Increases to gross profit were partially offset by overall volume declines discussed above.

Operating Costs and Expenses — Operating costs and expenses decreased by 20.8% in the first quarter of 2016 as compared to the first quarter of 2015. Significant changes within operating costs and expenses in the first quarter of 2016 include the following:

•	Selling and distribution costs decreased $5.3 million primarily due to lower fuel costs in the first quarter of 2016.

•	The decrease in general and administrative expenses was primarily due to lower incentive-based compensation, offset by incremental marketing and advertising.

•	Impairment of intangibles assets in the first quarter of 2015 of $109.9 million. See Note 3 to our unaudited Condensed Consolidated Financial Statements.

•
Amortization of intangibles increased by $5.6 million during the first quarter of 2016 compared to the first quarter of 2015 related to the amortization of the trademarks that were reclassified from indefinite lived to finite lived in the first quarter of 2015. See Note 3 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other (income) expense decreased by $43.8 million during the first quarter of 2016 as compared to the first quarter of 2015. This decrease in expense was primarily due to the $43.6 million loss on early retirement of long-term debt incurred in March 2015 related to the retirement of our senior notes due 2016. See Note 4 to our unaudited Condensed Consolidated Financial Statements.
Income Taxes — Income tax expense was recorded at an effective rate of 37.4% for the first quarter of 2016 compared to a 38.1% effective tax benefit rate for the first quarter of 2015. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units.
Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $450 million senior secured revolving credit facility and our $550 million receivables securitization facility, together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our strategic initiatives and invest to grow our business. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. As discussed below, we have also instituted a regular quarterly cash dividend policy and may repurchase shares of our common stock opportunistically.
Under our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units and phantom stock awards provide for cash dividend equivalent units ("DEUs"), which vest in cash at the same time as the underlying award. On March 3, 2016 we announced that our Board of Directors declared an increased quarterly dividend of $0.09 per share of common stock, from the $0.07 per share quarterly dividend paid each quarter in 2014 and 2015. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually).The first quarterly dividend of $0.09 per share was paid in March of 2016, totaling approximately $8.3 million for the first three months of 2016. A quarterly dividend of $0.07 per share was paid in March 2015, totaling approximately $6.6 million for the first three months of 2015. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. See Note 6 to our unaudited Condensed Consolidated Financial Statements.
Additionally, since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. As of March 31, 2016, $222.1 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
As of March 31, 2016, $10.7 million of our total cash on hand of $84.6 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations.
At March 31, 2016, we had $846.8 million of long-term debt obligations, excluding unamortized discounts and debt issuance costs of $11.8 million. We had total cash on hand of $84.6 million and an additional $797.8 million of combined available future borrowing capacity under our senior secured credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
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
The 2023 Notes are senior unsecured obligations. Accordingly, the 2023 Notes rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our existing and future secured obligations, including obligations under our senior secured credit facility and receivables securitization facility, to the extent of the value of the collateral securing such obligations. The 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the senior secured credit facility.
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
We used the net proceeds from the 2023 Notes to redeem all of our outstanding senior unsecured notes due 2016, as described below, and to repay a portion of the outstanding borrowings under our previous senior secured credit facility and receivables securitization facility.
Senior Secured Revolving Credit Facility — In March 2015, we terminated our previous credit facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issue costs of $5.3 million during the three months ended March 31, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our unaudited Condensed Consolidated Statements of Operations.
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

Loans outstanding under the Credit Facility bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of March 31, 2016) based on the Total Net Leverage Ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of March 31, 2016) based on the Total Net Leverage Ratio.
We may make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the agreement, we will be obligated to prepay the Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The Credit Facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the Credit Agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables securitization facility subsidiaries (the “Guarantors”).
The Credit Facility is secured by a first priority perfected security interest in substantially all of our assets and the assets of the Guarantors, whether consisting of personal, tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the Guarantors and (ii) 65% of the shares of capital stock of the Guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, (a) any real property with an individual net book value below $10 million, (b) the capital stock and any assets of any unrestricted subsidiary, (c) any capital stock of any direct or indirect subsidiary of Dean Holding Company ("Legacy Dean"), a wholly owned subsidiary of the Company, which owns any real property, or (d) receivables sold pursuant to the receivables securitization facility.
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payments of dividends and other restricted payments during an event of default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum senior secured net leverage ratio of 2.50x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x. In addition, we have certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio is in excess of 3.25x.
At March 31, 2016, there were no outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the three months ended March 31, 2016 was zero. There were no letters of credit issued under the Credit Facility as of March 31, 2016.
Dean Foods Receivables Securitization Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes.
In March 2015, the receivables securitization facility was modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the consolidated and senior secured net leverage ratio requirements to be consistent with those contained in the Credit Agreement described above.
In connection with the modification of the receivables securitization facility, we paid certain arrangement fees of approximately $0.7 million to lenders, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
There were no outstanding borrowings under the receivables securitization facility, as amended, as of March 31, 2016. In addition to letters of credit in the aggregate amount of $138.3 million that were issued but undrawn, the remaining available borrowing capacity was $347.8 million at March 31, 2016. Availability under the receivables securitization facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio.
At May 5, 2016, we had no outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $138.3 million that were issued but undrawn.

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
Our senior secured net leverage ratio, as defined in our Credit Agreement, was zero times as of March 31, 2016, against a financial covenant of 2.50x. As described in more detail in our Credit Agreement, the senior secured net leverage ratio is calculated as the ratio of consolidated senior secured indebtedness, less cash up to $50 million to the extent held by us and our restricted subsidiaries and less any borrowings under our receivables securitization facility, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries, that is secured by a lien on any of our assets. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the Credit Agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.
Our interest coverage ratio at March 31, 2016 was 7.26x consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters, as defined in the Credit Agreement, against a financial covenant of 2.25x. As described in more detail in the Credit Agreement and the purchase agreement governing our receivables securitization facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.
Our total net leverage ratio at March 31, 2016 was 1.79x consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, as defined in the Credit Agreement. Although we do not have a financial covenant tied to our total net leverage ratio, it is used in determining pricing. In addition, we have certain restrictions on our ability to pay dividends and make other restricted payments in the event our total net leverage ratio is in excess of 3.25x.
We are currently in compliance with all covenants under our credit agreements.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31
	2016	2015	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$46,230	$157,579	$(111,349)
Investing activities	(13,858)	(17,666)	3,808
Financing activities	(8,577)	(125,811)	117,234
Effect of exchange rate changes on cash and cash equivalents	66	(408)	474
Net increase in cash and cash equivalents	$23,861	$13,694	$10,167

Operating Activities
Net cash provided by operating activities was $46.2 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $157.6 million for the three months ended March 31, 2015. The decrease was partially attributable to a higher incentive-based compensation payout in the first quarter of 2016 associated with higher earnings for the full year of 2015. Additionally, the decrease was attributable to the early receipt of our 2014 income tax refund of $56 million during the three months ended March 31, 2015.

Investing Activities
Net cash used in investing activities decreased by $3.8 million in the three months ended March 31, 2016 in comparison to the three months ended March 31, 2015. This decrease is attributable to increased proceeds on sale of fixed assets, as well as lower capital expenditures in the first quarter of 2016.
Financing Activities
Net cash used in financing activities of $8.6 million in the three months ended March 31, 2016 decreased from $125.8 million in the year-ago period. This change was driven by net debt payments under our credit facilities of $0.4 million in the first three months of 2016 as compared to $291.1 million in the first three months of 2015. Also, we made payments on the early retirement of long-term debt of $513.5 million, offset by proceeds from the issuance of $700.0 million aggregate principal amount of the 2023 Notes in the first three months of 2015. In addition, in March 2016 we announced that our Board of Directors declared an increased quarterly dividend of $0.09 per share of common stock, from the $0.07 per share dividend paid quarterly in 2015. As such, our dividend payments increased to $8.3 million in the first quarter of 2016 from $6.6 million paid in the first quarter of 2015.
Contractual Obligations
There have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2015 Annual Report on Form 10-K.
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
We expect to contribute approximately $5.3 million to the pension plans and approximately $2.4 million to the postretirement health plans in 2016.
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
See Note 11 to our unaudited Condensed Consolidated Financial Statements.
Future Capital Requirements
During 2016, we intend to invest a total of approximately $160 million in capital expenditures, primarily for our existing manufacturing facilities and in support of our strategic initiatives. We expect cash interest to be approximately $60 million to $62 million based upon current debt levels and projected forward interest rates under our Credit Facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $6 million and imputed interest of less than $1 million related to the Tennessee dairy farmer litigation settlement.
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
Prices for conventional raw milk in the first quarter of 2016 were 14% lower than year-ago levels and decreased 11% sequentially from the fourth quarter of 2015. We expect this trend to continue in the second quarter of 2016 with modest cost declines sequentially, but more significant declines on a year-over-year basis. We expect global dairy fundamentals to continue to be overall supportive to our business as production continues to outpace demand. These supply and demand economics should continue to contribute to a relatively benign dairy environment in the shorter-term. However, given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
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
Volume Performance
In the first quarter of 2016, our total sales volume across all of our products declined approximately 3% versus year-ago levels. Fluid milk volumes declined low-single digits in the first quarter of 2016 compared to the first quarter of the prior year primarily due to large format private label volume losses. Overall fluid milk category sales volume declines for the quarter to date through February 2016 were 0.6% on a year-over-year basis. Our fluid milk volume performance continues to be impacted by channel dynamics and choices we have made with respect to our rate realization strategy. Across the other, non-fluid milk product categories, year-over-year volume declines were largely offset by an increase in our ice cream volume performance of approximately 8%, which was heavily influenced by the growth of our branded business. For the second quarter of 2016, we expect total sales volumes to decline in the low single digits on a year-over-year basis.

In terms of our branded versus private label white milk volumes mix, branded white milk volumes for the first quarter of 2016 averaged 35.2% of the volumes mix, an increase of approximately 40 basis points from the first quarter of 2015. Our branded white milk includes DairyPure® and all of our other brands, all of which have varying economics across different channels and geographies.
Tax Rate
Income tax expense for the first three months of 2016 was recorded at an effective rate of 37.4%. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.
See the risk factors described in “Part I — Item 1A — Risk Factors” in our 2015 Annual Report on Form 10-K, and elsewhere in this Form 10-Q herein for a description of various other risks and uncertainties concerning our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2015 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2016.
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

Part II — Other Information
Item 1. Legal Proceedings
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. On January 19, 2016, the district court granted summary judgment to defendants on claims accruing after May 8, 2009. On January 25, 2016, the district court issued orders denying summary judgment in other respects and denying plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition remains pending before the Sixth Circuit. On March 30, 2016, the court issued an order holding that the case will be judged under the rule of reason. The case is presently scheduled for trial on October 18, 2016; it is unclear whether and how the pending petition for permission to appeal will affect that date.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). This case was voluntarily dismissed, and the same plaintiffs filed a nearly identical complaint on January 17, 2013. The allegations in this complaint are similar to those in both the retailer action and the 2009 indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss, and on September 11, 2014, the district court granted in part and denied in part that motion, dismissing the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. On March 16, 2016, the court granted a joint motion to stay the indirect purchaser action pending the Sixth Circuit’s decision on the pending class certification review petition in the retailer action.

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

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2015 Annual Report on Form 10-K, except as follows:
The loss of, or a material reduction in sales volumes purchased by, any of our largest customers could negatively impact our sales and profits.
Wal-Mart Stores, Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 16% of our consolidated net sales in 2015, and our top five customers, including Wal-Mart, collectively accounted for approximately 29% of our consolidated net sales in 2015. In addition, we are indirectly exposed to the financial and business risks of our significant customers because, as their dairy business declines, they may correspondingly decrease the volumes purchased from us. In March 2016, Wal-Mart announced that it plans to build a dairy processing plant in Indiana for certain stores in the Midwest, with milk processing estimated to begin in mid-2017. If the processing plant is completed, we currently estimate that this processing plant may result in the loss of approximately 100 million gallons of very low-margin private-label fluid milk volume beginning in late 2017. The loss of, or further declines in sales volumes purchased by, any of our largest customers could negatively impact our sales and profits, particularly due to our significant fixed costs and assets, which are difficult to rapidly reduce in response to significant volume declines.

Item 6. Exhibits

10.1	Dean Foods Company 2016 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 4, 2016).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

DEAN FOODS COMPANY

/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President, Finance and Chief Accounting Officer
May 10, 2016

Exhibit Index

10.1	Dean Foods Company 2016 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 4, 2016).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS XBRL Instance Document(1).
101.SCH XBRL Taxonomy Extension Schema Document(1).
101.CAL XBRL Taxonomy Calculation Linkbase Document(1).
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(1).
101.LAB XBRL Taxonomy Label Linkbase Document(1).
101.PRE XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Filed electronically herewith.