Form 10-Q
period 2016-06-30
DEAN FOODS CO
filed 2016-08-08
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 3, 2016, the number of shares of the registrant's common stock outstanding was: 90,423,114.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$23,810	$60,734
Receivables, net of allowances of $12,398 and $13,960	589,442	653,156
Income tax receivable	13,023	7,985
Inventories	265,357	253,326
Deferred income taxes	38,805	54,735
Prepaid expenses and other current assets	44,034	47,627
Total current assets	974,471	1,077,563
Property, plant and equipment, net	1,153,061	1,174,137
Goodwill	163,843	86,841
Identifiable intangible and other assets, net	220,602	150,236
Deferred income taxes	25,369	31,386
Total	$2,537,346	$2,520,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$642,208	$741,988
Current portion of debt	1,172	1,493
Current portion of litigation settlements	—	18,414
Total current liabilities	643,380	761,895
Long-term debt, net	907,582	833,080
Deferred income taxes	135,552	106,820
Other long-term liabilities	270,125	272,864
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 90,411,532 and 91,428,274 shares issued and outstanding, with a par value of $0.01 per share	904	914
Additional paid-in capital	648,860	679,916
Retained earnings (Accumulated deficit)	14,766	(49,523)
Accumulated other comprehensive loss	(83,823)	(85,803)
Total stockholders’ equity	580,707	545,504
Total	$2,537,346	$2,520,163

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net sales	$1,848,788	$2,014,706	$3,727,616	$4,065,468
Cost of sales	1,355,535	1,519,065	2,730,295	3,091,518
Gross profit	493,253	495,641	997,321	973,950
Operating costs and expenses:
Selling and distribution	331,150	338,092	664,037	676,276
General and administrative	86,614	87,243	171,765	174,719
Amortization of intangibles	4,120	8,206	10,445	8,912
Facility closing and reorganization costs, net	(1,400)	5,408	(234)	6,653
Impairment of intangible assets	—	—	—	109,910
Total operating costs and expenses	420,484	438,949	846,013	976,470
Operating income (loss)	72,769	56,692	151,308	(2,520)
Other (income) expense:
Interest expense	16,830	16,974	33,706	33,502
Loss on early retirement of long- term debt	—	—	—	43,609
Other income, net	(2,210)	(294)	(3,207)	(740)
Total other expense	14,620	16,680	30,499	76,371
Income (loss) from continuing operations before income taxes	58,149	40,012	120,809	(78,891)
Income tax expense (benefit)	24,778	13,493	48,237	(31,759)
Income (loss) from continuing operations	33,371	26,519	72,572	(47,132)
Loss on sale of discontinued operations, net of tax	—	—	—	(89)
Net income (loss)	$33,371	$26,519	$72,572	$(47,221)
Average common shares:
Basic	91,244,745	94,386,346	91,406,969	94,307,676
Diluted	91,679,813	94,900,339	91,995,078	94,307,676
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.37	$0.28	$0.79	$(0.50)
Loss from discontinued operations	—	—	—	—
Net income (loss)	$0.37	$0.28	$0.79	$(0.50)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.36	$0.28	$0.79	$(0.50)
Loss from discontinued operations	—	—	—	—
Net income (loss)	$0.36	$0.28	$0.79	$(0.50)
Cash dividends declared per common share	$0.09	$0.07	$0.18	$0.14

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income (loss)	$33,371	$26,519	$72,572	$(47,221)
Other comprehensive income (loss):
Cumulative translation adjustments	(1,208)	(191)	(1,055)	(361)
Net change in fair value of derivative instruments, net of tax	—	—	—	(87)
Pension and other postretirement liability adjustment, net of tax	1,550	1,510	3,035	2,974
Other comprehensive income	342	1,319	1,980	2,526
Comprehensive income (loss)	$33,713	$27,838	$74,552	$(44,695)

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2016	91,428,274	$914	$679,916	$(49,523)	$(85,803)	$545,504
Issuance of common stock, net of tax impact of share-based compensation	354,443	4	(1,956)	—	—	(1,952)
Share-based compensation expense	—	—	4,276	—	—	4,276
Repurchase of common stock	(1,371,185)	(14)	(24,986)	—	—	(25,000)
Net income	—	—	—	72,572	—	72,572
Dividends	—	—	(8,390)	(8,283)	—	(16,673)
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(1,055)	(1,055)
Pension and other postretirement benefit liability adjustment, net of tax of $1,728	—	—	—	—	3,035	3,035
Balance, June 30, 2016	90,411,532	$904	$648,860	$14,766	$(83,823)	$580,707

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, January 1, 2015	94,080,840	$941	$752,375	$(41,015)	$(84,983)	$627,318
Issuance of common stock, net of tax impact of share-based compensation	349,571	3	733	—	—	736
Share-based compensation expense	—	—	4,022	—	—	4,022
Net loss	—	—	—	(47,221)	—	(47,221)
Dividends	—	—	(13,212)	—	—	(13,212)
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $54	—	—	—	—	(87)	(87)
Cumulative translation adjustment	—	—	—	—	(361)	(361)
Pension and other postretirement benefit liability adjustment, net of tax of $1,803	—	—	—	—	2,974	2,974
Balance, June 30, 2015	94,430,411	$944	$743,918	$(88,236)	$(82,457)	$574,169

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30
	2016	2015
Cash flows from operating activities:
Net income (loss)	$72,572	$(47,221)
Loss on sale of discontinued operations, net of tax	—	89
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	87,876	86,965
Share-based compensation expense	11,797	6,918
Gain on divestitures and other, net	(4,984)	(3,673)
Impairment of intangible assets	—	109,910
Loss on early retirement of long-term debt	—	43,609
Deferred income taxes	17,577	(43,818)
Other, net	(9,626)	(432)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	79,875	133,109
Inventories	(307)	7,246
Prepaid expenses and other assets	10,454	13,513
Accounts payable and accrued expenses	(115,915)	(63,512)
Income tax receivable/payable	(5,147)	47,921
Litigation settlements	(18,853)	(18,853)
Net cash provided by operating activities	125,319	271,771
Cash flows from investing activities:
Payments for property, plant and equipment	(45,752)	(48,051)
Payments for acquisitions, net of cash acquired	(157,321)	—
Proceeds from sale of fixed assets	10,711	12,815
Net cash used in investing activities	(192,362)	(35,236)
Cash flows from financing activities:
Repayments of debt, net	(895)	(600)
Early retirement of long-term debt	—	(476,188)
Premiums paid on early retirement of debt	—	(37,309)
Payments of financing costs	—	(15,091)
Proceeds from senior secured revolver	118,100	343,970
Payments for senior secured revolver	(104,800)	(414,271)
Proceeds from receivables securitization facility	130,000	685,000
Payments for receivables securitization facility	(70,000)	(920,000)
Proceeds from issuance of 2023 notes	—	700,000
Repurchase of common stock	(25,000)	—
Cash dividends paid	(16,514)	(13,212)
Issuance of common stock, net of share repurchases for withholding taxes	(646)	939
Tax savings on share-based compensation	699	199
Net cash provided by (used in) financing activities	30,944	(146,563)
Effect of exchange rate changes on cash and cash equivalents	(825)	(644)
Change in cash and cash equivalents	(36,924)	89,328
Cash and cash equivalents, beginning of period	60,734	16,362
Cash and cash equivalents, end of period	$23,810	$105,690
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)
1. General
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of milk and other dairy and dairy case products in the United States. We have aligned our leadership teams, operating strategies and supply chain initiatives under a single operating and reportable segment. We process and distribute fluid milk and other dairy products, including ice cream, ice cream mix and cultured products, which are marketed under more than 50 local and regional dairy brands and a wide array of private labels. We also produce and distribute DairyPure®, our national white milk brand, and TruMoo®, our national flavored milk brand, as well as juices, teas, bottled water and other products.
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 22, 2016. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and six month period ended June 30, 2016 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2015 Annual Report on Form 10-K.
Unless otherwise indicated, references in this report to “we,” “us,” “our” or "the Company" refer to Dean Foods Company and its subsidiaries, taken as a whole.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies ASU 2015-03 by allowing the presentation of debt issuance costs related to a line-of-credit to be recorded as an asset instead of as a direct deduction of the carrying amount of the debt liability as required by ASU 2015-03, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 was effective immediately. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. We adopted ASU No. 2015-03 in the first quarter of 2016 and this presentation has been retroactively applied to prior periods. Beginning in the first quarter of 2016, presentation of debt issuance costs, not related to revolving credit agreements, were reclassified from other assets and are netted against the outstanding debt balance. See Note 5.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements and we do not currently expect the effects of this standard to have a material impact on our financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted if this standard is applied from the beginning of the fiscal year of adoption.We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard. We do not intend to early adopt this standard.
2. Acquisitions
On June 20, 2016, we completed the acquisition of Friendly’s Ice Cream Holdings Corp. (“Friendly’s Holdings”), including its wholly-owned subsidiary, Friendly’s Manufacturing and Retail, LLC (“Friendly’s Manufacturing,” and together with Friendly’s Holdings, “Friendly’s”), the Friendly’s® trademark and all intellectual property associated with the ice cream business. Friendly’s develops, produces, manufactures, markets, distributes and sells ice cream and other frozen dessert-related products, as well as toppings. The Friendly's family-dining restaurant chain will continue to be owned and operated by an affiliate of Sun Capital Partners, Inc. and will license use of the Friendly’s® trademark from the Company under license and supply agreements entered into as part of the transaction. The aggregate purchase price was $157.3 million and included the base purchase price of $155.0 million plus a net working capital adjustment of $2.3 million as of the closing date. This acquisition was funded through a combination of cash on hand and borrowings under the Company's senior secured credit facility and receivables securitization facility.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. As described in further detail below, we determined the fair values based in part on an independent valuation of the net assets acquired, which includes identifiable intangible assets of $81.7 million, of which $29.7 million relates to customer relationships that are subject to amortization over a period of 15 years. Additionally, we assumed an unfavorable lease contract with a fair value of $5.4 million, which will be amortized as a reduction of rent expense over the term of the lease agreement.
We recorded goodwill of $77.0 million, which consists of the excess of the net purchase price over the fair value of the net assets acquired. This goodwill represents the expected value attributable to an anticipated increased competitive position in the ice cream market in the Northeastern United States. The goodwill is not deductible for tax purposes.
The following table provides the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

June 20, 2016
Receivables, net	$16,260
Inventories	11,724
Prepaid expenses and other current assets	4,036
Property, plant and equipment, net	11,001
Goodwill	77,002
Identifiable intangible assets and other long-term assets	81,709
Accounts payable and accrued expenses	(9,075)
Other long-term liabilities	(6,158)
Deferred tax liability, net	(29,178)
Net identifiable assets acquired	$157,321

We recorded the net assets acquired and liabilities assumed in connection with the Friendly's acquisition. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information.
We estimated the fair value of the Friendly’s® trademark based on an income approach using the relief-from-royalty method, which is a widely accepted valuation technique that considers the cost savings associated with owning, rather than licensing, a trade name. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The customer relationship intangible assets were valued using the “With or Without” method, which is a commonly used valuation technique for customer relationships. This discounted cash flow method estimates the fair value of an asset by comparing the value of the business inclusive of the asset, to the hypothetical value of the same business excluding the asset.  The key assumptions used in the methodology are the cash flows estimated with and without the customer relationships over the estimated period that would be required to acquire those customers. The fair value estimates made in connection with the Friendly’s acquisition are based on a set of assumptions we believe to be reasonable but which can be unpredictable and inherently uncertain.
The values reflected in the table above may change as we finalize our assessment of the acquired assets and liabilities. A change in these valuations may also impact the income tax related accounts and goodwill. The pro forma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. Friendly's results of operations have been included in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition.
In connection with this acquisition, we recorded approximately $4.1 million in acquisition-related expenses during the six months ended June 30, 2016 including expenses related to due diligence, legal support, investment advisers and regulatory matters, as well as other non-material transactional activities. These costs were included in general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations.

3. Inventories
Inventories at June 30, 2016 and December 31, 2015, respectively, consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Raw materials and supplies	$100,075	$99,272
Finished goods	165,282	154,054
Total	$265,357	$253,326
4. Goodwill and Intangible Assets
As of December 31, 2015, the gross carrying value of goodwill was $2.2 billion and accumulated goodwill impairment was $2.1 billion. The Company took a goodwill impairment charge of $2.1 billion in 2011 with no goodwill impairment charges in subsequent years.
The changes in the net carrying amount of goodwill as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

Balance at December 31, 2015	$86,841
Acquisitions (Note 2)	77,002
Balance at June 30, 2016	$163,843
The gross and net carrying amounts of our intangible assets other than goodwill as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016				December 31, 2015
	Gross Carrying Amount (1)	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$52,000	$—	$—	$52,000	$—	$—	$—	$—
Intangible assets with finite lives:
Customer-related and other	$78,925	$—	$(34,893)	$44,032	$49,225	$—	$(33,700)	$15,525
Trademarks	229,777	(109,910)	(33,675)	86,192	229,777	(109,910)	(24,423)	95,444
Total	$360,702	$(109,910)	$(68,568)	$182,224	$279,002	$(109,910)	$(58,123)	$110,969

(1)	The increase in the carrying amounts of indefinite-lived trademarks and customer-related intangibles from December 31, 2015 to June 30, 2016 is related to the Friendly's acquisition. See Note 2.
Prior to 2015, certain of our trademarks were not amortized as our intent was to continue to use these intangible assets indefinitely. During the first quarter of 2015, we approved the launch of DairyPure®, our fresh white milk national brand. In connection with the approval of the launch of DairyPure®, we changed our indefinite-lived trademarks to finite-lived, resulting in a triggering event for impairment testing purposes. Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million and related income tax benefit of $41.2 million in the first quarter of 2015, and assigned a remaining useful life of 5 years to our trademarks. We estimated the fair value of our trademarks based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The impairment charge is reported in the impairment of intangible assets line in our unaudited Condensed Consolidated Statements of Operations.

In the first quarter of 2016, we further evaluated the remaining useful life of our finite-lived trademarks in conjunction with our newly approved strategy around our ice cream brands. Based on our evaluation, we extended the useful lives of certain of our finite-lived trademarks. Our remaining trademark values will be amortized on a straight-line basis over their useful lives, which range from 5 to 10 years. Amortization expense on intangible assets for the three months ended June 30, 2016 and 2015 was $4.1 million and $8.2 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2016 and 2015 was $10.4 million and $8.9 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.
Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2016	$20.8
2017	20.6
2018	20.0
2019	20.0
2020	11.9
5. Debt
Our long-term debt as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016			December 31, 2015
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$13,300	2.66	%*	$—	—%
Senior notes due 2023	700,000	6.50		700,000	6.50
	713,300			700,000
Subsidiary debt obligations:
Senior notes due 2017	142,000	6.90		142,000	6.90
Receivables securitization facility	60,000	1.51	*	—	—
Capital lease and other	4,316	—		5,212	—
	206,316			147,212
Subtotal	919,616			847,212
Unamortized discounts and debt issuance costs(1)	(10,862)			(12,639)
Total debt	908,754			834,573
Less current portion	(1,172)			(1,493)
Total long-term portion	$907,582			$833,080

*    Represents a weighted average rate, including applicable interest rate margins.

(1)
As discussed in Note 1, beginning in the first quarter of 2016, unamortized debt issuance costs not related to revolving credit agreements of $7.3 million and $7.9 million as of June 30, 2016 and December 31, 2015, respectively, are netted against the outstanding debt balance.

The scheduled debt maturities at June 30, 2016 were as follows (in thousands):

2016	$547
2017	143,078
2018	61,125
2019	1,174
2020	13,692
Thereafter	700,000
Subtotal	919,616
Less unamortized discounts and debt issuance costs	(10,862)
Total debt	$908,754

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
The 2023 Notes are senior unsecured obligations. Accordingly, the 2023 Notes rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our existing and future secured obligations, including obligations under our senior secured credit facility and receivables securitization facility, to the extent of the value of the collateral securing such obligations. The 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the Credit Facility (as defined below).
The 2023 Notes will mature on March 15, 2023 and bear interest at an annual rate of 6.50%. Interest on the 2023 Notes is payable semi-annually in arrears in March and September of each year.
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
We used the net proceeds from the 2023 Notes to redeem all of our outstanding senior unsecured notes due 2016, as described below, and to repay a portion of the outstanding borrowings under our previous senior secured credit facility and receivables securitization facility. The carrying value under the 2023 Notes at June 30, 2016 was $692.7 million, net of unamortized debt issuance costs of $7.3 million.
Senior Secured Revolving Credit Facility — In March 2015, we terminated our previous credit facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issuance costs of $5.3 million during the six months ended June 30, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our unaudited Condensed Consolidated Statements of Operations.
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
Loans outstanding under the Credit Facility bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of June 30, 2016) based on the Total Net Leverage Ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of June 30, 2016) based on the Total Net Leverage Ratio.
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
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payments of dividends and other restricted payments during a default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum senior secured net leverage ratio of 2.50x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio is in excess of 3.25x.
At June 30, 2016, there were outstanding borrowings of $13.3 million under the Credit Facility. Our average daily balance under the Credit Facility during the six months ended June 30, 2016 was $0.7 million. There were no letters of credit issued under the Credit Facility as of June 30, 2016.
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
In March 2015, the receivables securitization facility was modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the covenants to be consistent with those contained in the Credit Agreement described above.

In connection with the modification of the receivables securitization facility, we paid certain arrangement fees of approximately $0.7 million to lenders, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Based on the monthly borrowing base formula, we had the ability to borrow up to $453.4 million of the total commitment amount under the receivables securitization facility as of June 30, 2016. The total amount of receivables sold to these entities as of June 30, 2016 was $513.1 million. During the first six months of 2016, we borrowed $130.0 million and repaid $70.0 million under the facility with a remaining balance of $60.0 million as of June 30, 2016. In addition to letters of credit in the aggregate amount of $119.4 million that were issued but undrawn, the remaining available borrowing capacity was $274.0 million at June 30, 2016. Our average daily balance under this facility during the six months ended June 30, 2016 was $3.1 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio.
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the approximate amount of subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit decreased proportionately as we made each of the four annual installment payments. As of June 30, 2016, the letter of credit has been reduced to zero as a result of the final annual installment payment of $18.9 million, which we made in June 2016.
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
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding and matures in October 2017. The carrying value under these notes at June 30, 2016 was $138.4 million, net of unamortized discounts of $3.6 million, at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
See Note 6 for information regarding the fair value of the 2023 Notes and the subsidiary senior notes due 2017 as of June 30, 2016.
Capital Lease Obligations and Other — Capital lease obligations of $4.3 million and $5.2 million as of June 30, 2016 and December 31, 2015, respectively, included our land and building leases, as well as leases for information technology equipment.
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

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At June 30, 2016 and December 31, 2015, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In thousands)
Commodities contracts — current(1)	$3,465	$317	$3,049	$10,023
Commodities contracts — non-current(2)	18	—	—	690
Total derivatives	$3,483	$317	$3,049	$10,713

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 is as follows (in thousands):

	Fair Value as of June 30, 2016	Level 1	Level 2	Level 3
Asset — Commodities contracts	$3,483	$—	$3,483	$—
Liability — Commodities contracts	3,049	—	3,049	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 is as follows (in thousands):

	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Asset — Commodities contracts	$317	$—	$317	$—
Liability — Commodities contracts	10,713	—	10,713	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.

The fair values of the 2023 Notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of the 2023 Notes and subsidiary senior notes at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$721,875	$700,000	$726,250
Subsidiary senior notes due 2017	142,000	147,325	142,000	148,745
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$1	$—	$1	$—
Mutual funds	1,592	—	1,592	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$4	$—	$4	$—
Mutual funds	1,506	—	1,506	—
7. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends— In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. On March 3, 2016, we announced that our Board of Directors declared an increased quarterly dividend of $0.09 per share of common stock, from the $0.07 per share quarterly dividend paid in each quarter of 2015. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually). Quarterly dividends of $0.09 per share were paid in March and June of 2016, totaling approximately $16.5 million for the first six months of 2016. Quarterly dividends of $0.07 per share were paid in March and June of 2015, totaling approximately $13.2 million for the first six months of 2015. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We repurchased 1,371,185 shares for $25.0 million during the three and six months ended June 30, 2016. We made no share repurchases during the three and six months ended June 30, 2015. As of June 30, 2016, $197.1 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
Stock Options — The following table summarizes stock option activity during the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	3,204,925	$20.07
Forfeited and canceled	(894,384)	22.21
Exercised	(191,013)	14.02
Options outstanding and exercisable at June 30, 2016	2,119,528	$19.71	2.24	$3,794,283
We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2015 or 2016, nor do we currently plan to in the future. At June 30, 2016, there was no remaining unrecognized stock option expense related to unvested awards.
Restricted Stock Units — The following table summarizes restricted stock unit ("RSU") activity during the six months ended June 30, 2016:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2016	871,876	94,816	966,692
RSUs granted	438,813	43,547	482,360
Shares issued upon vesting of RSUs	(168,628)	(43,078)	(211,706)
RSUs canceled or forfeited(1)	(179,511)	(2,270)	(181,781)
RSUs outstanding at June 30, 2016	962,550	93,015	1,055,565
Weighted average grant date fair value	$17.13	$17.39	$17.15

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — Beginning in 2016, performance share units ("PSUs") were granted as part of our long-term incentive compensation program. PSUs will cliff vest and be settled in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the award that is expected to vest. The following table summarizes PSU activity during the six months ended June 30, 2016:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	88,366	19.14
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2016	88,366	$19.14

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,159,519	$15.94
Granted	790,160	19.20
Converted/paid	(524,471)	16.05
Forfeited	(35,054)	17.28
Outstanding at June 30, 2016	1,390,154	$17.72

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In thousands)
Stock options	$—	$17	$—	$78
RSUs	2,068	1,784	3,437	3,944
PSUs	451	—	839	—
Phantom shares	3,210	2,212	7,521	2,896
Total	$5,729	$4,013	$11,797	$6,918

8. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and RSUs were not included in the computation of diluted loss per share for the six months ended June 30, 2015 as we incurred a loss from continuing operations for this period and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$33,371	$26,519	$72,572	$(47,132)
Denominator:
Average common shares	91,244,745	94,386,346	91,406,969	94,307,676
Basic earnings (loss) per share from continuing operations	$0.37	$0.28	$0.79	$(0.50)
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$33,371	$26,519	$72,572	$(47,132)
Denominator:
Average common shares — basic	91,244,745	94,386,346	91,406,969	94,307,676
Stock option conversion(1)	232,113	254,734	258,164	—
RSUs and PSUs(2)	202,955	259,259	329,945	—
Average common shares — diluted	91,679,813	94,900,339	91,995,078	94,307,676
Diluted earnings (loss) per share from continuing operations	$0.36	$0.28	$0.79	$(0.50)
(1) Anti-dilutive common shares excluded	1,282,259	2,310,106	1,349,300	3,058,686
(2) Anti-dilutive stock units excluded	5,911	5,316	—	267,113

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended June 30, 2016 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at March 31, 2016	$(81,794)	$(2,371)	$(84,165)
Other comprehensive income before reclassifications	3,015	(1,208)	1,807
Amounts reclassified from accumulated other comprehensive income(1)	(1,465)	—	(1,465)
Net current-period other comprehensive income	1,550	(1,208)	342
Balance at June 30, 2016	$(80,244)	$(3,579)	$(83,823)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended June 30, 2015 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at March 31, 2015	$(82,415)	$(1,361)	$(83,776)
Other comprehensive income (loss) before reclassifications	2,979	(191)	2,788
Amounts reclassified from accumulated other comprehensive loss(1)	(1,469)	—	(1,469)
Net current-period other comprehensive income (loss)	1,510	(191)	1,319
Balance at June 30, 2015	$(80,905)	$(1,552)	$(82,457)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 10.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the six months ended June 30, 2016 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(83,279)	$(2,524)	$(85,803)
Other comprehensive income (loss) before reclassifications	5,964	(1,055)	4,909
Amounts reclassified from accumulated other comprehensive income(1)	(2,929)	—	(2,929)
Net current-period other comprehensive income (loss)	3,035	(1,055)	1,980
Balance at June 30, 2016	$(80,244)	$(3,579)	$(83,823)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 10.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the six months ended June 30, 2015 were as follows (in thousands):

	Changes in Cash Flow Hedges	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2014	$87	$(83,879)	$(1,191)	$(84,983)
Other comprehensive income (loss) before reclassifications	(87)	5,912	(361)	5,464
Amounts reclassified from accumulated other comprehensive loss(1)	—	(2,938)	—	(2,938)
Net current-period other comprehensive income (loss)	(87)	2,974	(361)	2,526
Balance at June 30, 2015	$—	$(80,905)	$(1,552)	$(82,457)

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$793	$908	$1,586	$1,816
Interest cost	3,043	3,434	6,086	6,868
Expected return on plan assets	(4,633)	(4,938)	(9,266)	(9,876)
Amortizations:
Prior service cost	214	214	428	428
Unrecognized net loss	2,206	2,136	4,412	4,272
Net periodic benefit cost	$1,623	$1,754	$3,246	$3,508
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$160	$205	$320	$410
Interest cost	271	364	542	728
Amortizations:
Prior service cost	23	23	46	46
Unrecognized net loss (gain)	(61)	16	(122)	32
Net periodic benefit cost	$393	$608	$786	$1,216
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

The results of our analysis indicated no impairment of our plant, property and equipment, outside of facility closing and reorganization costs, for the three and six months ended June 30, 2016 and 2015. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Approved plans within our ongoing network optimization strategies are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In thousands)
Closure of facilities, net(1)	$(1,400)	$5,408	$(234)	$6,653
Facility closing and reorganization costs, net	$(1,400)	$5,408	$(234)	$6,653

(1)
Reflects charges, net of gains on the sales of assets associated with closed facilities, incurred in 2016 and 2015 primarily related to facility closures in Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Sheboygan, Wisconsin; Riverside, California; Delta, Colorado; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; Shreveport, Louisiana and Mendon, Massachusetts, as well as other approved closures. We have incurred net charges to date of $64.9 million related to these facility closures through June 30, 2016. We expect to incur additional charges related to these facility closures of approximately $5.8 million related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

Activity with respect to facility closing and reorganization costs during the six months ended June 30, 2016 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2015	Charges and Adjustments	Payments	Accrued Charges at June 30, 2016
	(In thousands)
Cash charges:
Workforce reduction costs	$5,476	$2,439	$(830)	$7,085
Shutdown costs	—	755	(755)	—
Lease obligations after shutdown	5,286	162	(840)	4,608
Other	—	494	(494)	—
Subtotal	$10,762	3,850	$(2,919)	$11,693
Noncash charges (gains):
Write-down of assets(1)		83
Gain on sale of related assets		(4,211)
Other, net		44
Total		$(234)

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
Litigation, Investigations and Audits
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. On January 19, 2016, the district court granted summary judgment to defendants on claims accruing after May 8, 2009. On January 25, 2016, the district court issued orders denying summary judgment in other respects and denying plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition was denied on June 14, 2016. On March 30, 2016, the district court issued an order holding that the case will be judged under the rule of reason. The case is presently scheduled for trial on March 28, 2017. At this time, it is not possible for us to predict the ultimate outcome of the matter.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). This case was voluntarily dismissed, and the same plaintiffs filed a nearly identical complaint on January 17, 2013. The allegations in this complaint were similar to those in both the retailer action and the 2009 indirect purchaser action, but involved only claims arising under Tennessee law. The Company filed a motion to dismiss, and on September 11, 2014, the district court granted in part and denied in part that motion, dismissing the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. On March 16, 2016, the court granted a joint motion to stay the indirect purchaser action pending the Sixth Circuit’s decision on the pending class certification review petition in the retailer action. On July 11, 2016, the parties stipulated to the dismissal of the indirect purchaser action; the stipulation does not address whether the right of plaintiffs to file a new complaint has been waived or lost.
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
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three and six months ended June 30, 2016 and 2015, respectively. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16% of our consolidated net sales in each of the three and six months ended June 30, 2016 and 2015.

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
We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena ®, Berkeley Farms ®, Country Fresh ®, Dean’s ®, Friendly's®, Garelick Farms ®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms ®, Mayfield ®, McArthur ®, Meadow Gold®, Oak Farms ®, PET ® (licensed brand), T.G. Lee ®, Tuscan ® and more. In all, we have more than 50 national, regional and local dairy brands as well as private labels. Dean Foods also makes and distributes ice cream, cultured products, juices, teas, and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our products are sold primarily on a local or regional basis through local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.
Recent Developments
On June 20, 2016, we completed the acquisition of Friendly’s Ice Cream Holdings Corp. (“Friendly’s Holdings”), including its wholly-owned subsidiary, Friendly’s Manufacturing and Retail, LLC (“Friendly’s Manufacturing,” and together with Friendly’s Holdings, “Friendly’s”), the Friendly’s® trademark and all intellectual property associated with the ice cream business. Friendly’s develops, produces, manufactures, markets, distributes and sells ice cream and other frozen dessert-related products, as well as toppings. The Friendly's restaurant chain will continue to be owned and operated by an affiliate of Sun Capital Partners, Inc. and will license use of the Friendly’s® trademark from us under license and supply agreements entered into as part of the transaction. The aggregate purchase price was $157.3 million and included the base purchase price of $155.0 million plus a net working capital adjustment of $2.3 million as of the closing date. This acquisition was funded through a combination of cash on hand and borrowings under the Company's senior secured credit facility and receivables securitization facility. Our preliminary fair value assignments may change as we finalize our assessment of the acquired assets and liabilities. A change in these valuations may also impact the income tax related accounts and goodwill. Friendly's results of operations have been included in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition.
See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information on the Friendly's acquisition.

Other
In March 2016, Walmart announced that it plans to build a dairy processing plant in Indiana for certain stores located in the Midwest, with milk processing estimated to begin in mid-2017. If the processing plant is completed, we currently estimate that the impact of this processing plant may result in the loss of approximately 100 million gallons of very low-margin private-label fluid milk volume beginning in late 2017. Pursuant to our agreement with Walmart, Walmart is required to provide advance notice to us prior to terminating our supply agreement for each specific region. We have not yet received notice of termination from Walmart with respect to its stores in any region. Dialogue between the Company and Walmart is ongoing, and we are in the early stages of preparing network optimization plans for the potentially affected region to prepare for the anticipated impact from Walmart's processing plant if and when it is completed. Given the ample lead time we have to respond to this development, we do not expect this will have a material impact on our financial results. We do not believe that Walmart’s planned processing plant will cause it to alter our sales to the potentially affected stores of our national brands, DairyPure® and TruMoo®, or of our other non-fluid milk products. In addition, we expect to continue to supply Walmart’s private label milk for other Walmart and Sam’s Club stores across the United States.
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

	Three Months Ended June 30				Six Months Ended June 30
	2016		2015		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,848.8	100.0%	$2,014.7	100.0%	$3,727.6	100.0%	$4,065.5	100.0%
Cost of sales	1,355.5	73.3	1,519.1	75.4	2,730.3	73.2	3,091.5	76.0
Gross profit(1)	493.3	26.7	495.6	24.6	997.3	26.8	974.0	24.0
Operating costs and expenses:
Selling and distribution	331.2	17.9	338.1	16.8	664.0	17.8	676.3	16.6
General and administrative	86.6	4.7	87.2	4.3	171.8	4.6	174.7	4.3
Amortization of intangibles	4.1	0.2	8.2	0.4	10.4	0.3	8.9	0.2
Facility closing and reorganization costs, net	(1.4)	(0.1)	5.4	0.3	(0.2)	—	6.7	0.2
Impairment of intangible assets	—	—	—	—	—	—	109.9	2.7
Total operating costs and expenses	420.5	22.7	438.9	21.8	846.0	22.7	976.5	24.0
Operating income (loss)	$72.8	3.9%	$56.7	2.8%	$151.3	4.1%	$(2.5)	(0.1)%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015
Net Sales — The change in net sales was due to the following:

Three Months Ended June 30, 2016 vs. 2015
(In millions)
Volume	$(69.2)
Pricing and product mix changes	(105.4)
Acquisitions	8.7
Total decrease	$(165.9)

Net sales decreased $165.9 million, or 8.2%, during the second quarter of 2016 as compared to the second quarter of 2015, primarily due to decreased pricing, as a result of declines in dairy commodity costs from year-ago levels. On average, during the second quarter of 2016, the Class I raw milk price was approximately 14.5% below prior-year levels. Net sales were further impacted by a 3.2% sales volume decline across all products from year-ago levels. Volume declines across our fluid milk products, which accounted for approximately 76% of our total sales volume, were primarily the result of large format private label volume we have chosen to exit, as this volume was not consistent with our more disciplined pricing architecture. Our total branded white milk volumes were flat year-over-year, and we experienced an increase in our flavored milk volumes.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However we continuously balance our product pricing with the execution of our strategy to improve net price realization and, in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2016 compared to the second quarter of 2015:

	Three Months Ended June 30*
	2016	2015	% Change
Class I mover(1)	$13.53	$15.82	(14.5)%
Class I raw skim milk mover(1)(2)	5.88	9.42	(37.6)
Class I butterfat mover(2)(3)	2.24	1.92	16.7
Class II raw skim milk minimum(1)(4)	5.82	8.05	(27.7)
Class II butterfat minimum(3)(4)	2.32	2.03	14.3

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased by 10.8% in the second quarter of 2016 compared to the second quarter of 2015, primarily due to decreased dairy commodity costs. The Class I raw milk price was approximately 14.5% below prior-year levels. Additionally, the decrease in cost of sales was further impacted by our ongoing cost and efficiency initiatives as well as lower sales volumes as described above.
Gross Profit — Our gross profit percentage increased to 26.7% in the second quarter of 2016 as compared to 24.6% in the second quarter of 2015. This increase was primarily due to pricing actions and the associated increased margin pool for our branded products and declining input costs. Increases to gross profit were partially offset by overall volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses decreased by 4.2% in the second quarter of 2016 as compared to the second quarter of 2015. Significant changes within operating costs and expenses in the second quarter of 2016 include the following:

•	Selling and distribution costs decreased $6.9 million primarily due to lower fuel costs in the second quarter of 2016, partially offset by increased advertising costs.

•
The decrease in general and administrative costs was due to lower incentive-based compensation expense offset by $4.1 million of transaction costs associated with the Friendly's acquisition in June 2016. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

•
Amortization of intangibles decreased by $4.1 million during the second quarter of 2016 compared to the second quarter of 2015 related to the extension of the useful lives of certain of our finite-lived trademarks in conjunction with our newly approved strategy around our ice cream brands in the first quarter of 2016. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

•
Facility closing and reorganization costs decreased $6.8 million due to net gains on the sale of assets associated with closed facilities. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other expense decreased by $2.1 million during the second quarter of 2016 as compared to the second quarter of 2015. This decrease in expense was primarily due to gains on foreign currency exchange of $1.2 million in the second quarter of 2016 compared to $0.2 million in the second quarter of 2015 and increased royalty income of $0.7 million for second quarter of 2016 compared to $0.1 million in the second quarter of 2015.
Income Taxes — Income tax expense was recorded at an effective rate of 42.6% for the second quarter of 2016 compared to a 33.7% effective tax rate for the second quarter of 2015. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the second quarter of 2016, our effective tax rate was also impacted by the establishment of an uncertain tax position. Excluding the $3.0 million of tax expense related to this uncertain tax position, our effective tax rate would have been 37.5% in the second quarter of 2016.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net Sales — The change in net sales was due to the following:

Six Months Ended June 30, 2016 vs. 2015
(In millions)
Volume	$(135.2)
Pricing and product mix changes	(211.4)
Acquisitions	8.7
Total decrease	$(337.9)

Net sales decreased $337.9 million, or 8.3%, during the first six months of 2016 as compared to the first six months of 2015, primarily due to decreased pricing, as a result of significant declines in dairy commodity costs from year-ago levels. Net sales were further impacted by a sales volume decline of 3.2% from year-ago levels. Volume declines across our fluid milk products, which accounted for approximately 77% of our total sales volume, were primarily the result of large format private label volume we have chosen to exit, as this volume was not consistent with our more disciplined pricing architecture. Our total branded white milk volumes experienced a slight decrease year-over-year, and we experienced an increase in our flavored milk volumes.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However we continuously balance our product pricing with the execution of our strategy to improve net price realization and, in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2016 in comparison to the first six months of 2015:

	Six Months Ended June 30*
	2016	2015	% Change
Class I mover(1)	$14.01	$16.31	(14.1)%
Class I raw skim milk mover(1)(2)	5.79	9.99	(42.0)
Class I butterfat mover(2)(3)	2.41	1.90	26.8
Class II raw skim milk minimum(1)(4)	6.00	8.57	(30.0)
Class II butterfat minimum(3)(4)	2.31	1.91	20.9

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
Cost of Sales — Cost of sales decreased by 11.7% in the first six months of 2016 compared to the first six months of 2015, primarily due to decreased dairy commodity costs. The Class I raw milk price was approximately 14.1% below prior-year levels. In addition, this decrease was due to our ongoing cost and efficiency initiatives as well as lower sales volumes as described above.
Gross Profit — Our gross profit percentage increased to 26.8% for the first six months of 2016 as compared to 24.0% for the first six months of 2015. This increase was primarily due to pricing actions and the associated increased margin pool for our branded products and declining input costs. Increases to gross profit were partially offset by overall volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses decreased by 13.4% in the first six months of 2016 as compared to the first six months of 2015. Significant changes to operating costs and expenses in the first six months of 2016 include the following:

•
Selling and distribution costs decreased $12.3 million primarily due to lower fuel costs in the first six months of 2016 compared to the first six months of 2015, partially offset by increased advertising costs.

•
The decrease in general and administrative costs was primarily due to lower incentive-based compensation expense, offset by incremental marketing and advertising, as well as $4.1 million of acquisition costs paid in relation to the Friendly's acquisition in June 2016. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

•
Facility closing and reorganization costs decreased by $6.9 million due to net gains on the sale of assets associated with closed facilities. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

•
The increase in amortization of intangibles assets of $1.5 million during the first six months of 2016 compared to the first six months of 2015 was due to the additional amortization of the trademarks that were reclassified from indefinite lived to finite lived in the first quarter of 2015. This increased amortization was partially offset by the extension of the useful lives of certain of our finite-lived trademarks in conjunction with our newly approved strategy around our ice cream brands in the first quarter of 2016. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other expense decreased by $45.9 million during the first six months of 2016 as compared to the first six months of 2015. This decrease in expense was primarily due to the loss on early retirement of long-term debt of $43.6 million recorded on the early retirement of our 2016 senior notes and extinguishment of our prior credit facility, which occurred during the first quarter of 2015. Net expense also decreased due to gains on foreign currency exchange of $1.1 million in the first six months of 2016 compared to $0.1 million in the first six months of 2015 and income from royalties of $1.8 million in the first six months of 2016 compared to $0.5 million in the first six months of 2015. See Note 5 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt activities during the first half of 2016.
Income Taxes – Income tax expense was recorded at an effective rate of 39.9% for the first half of 2016 compared to a 40.3% effective tax benefit rate for the first half of 2015. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first half of 2016, our effective tax rate was also impacted by the establishment of an uncertain tax position. Excluding the $3.0 million of tax expense related to this uncertain tax position, our effective tax rate would have been 37.5% in the first half of 2016.
Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $450 million senior secured revolving credit facility and our $550 million receivables securitization facility, together will provide sufficient liquidity to allow us to meet our cash requirements for at least the next twelve months. Our anticipated uses of cash include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our strategic initiatives and invest to grow our business. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. As discussed below, we have also instituted a regular quarterly cash dividend policy and may repurchase shares of our common stock opportunistically.
As of June 30, 2016, we had total cash on hand of $23.8 million, of which $10.6 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations.
At June 30, 2016, we had $919.6 million of long-term debt obligations, excluding unamortized discounts and debt issuance costs of $10.9 million, and $710.7 million of combined available future borrowing capacity under our senior secured credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Dividends —Under our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom stock awards provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. On March 3, 2016, we announced that our Board of Directors declared an increased quarterly dividend of $0.09 per share of common stock, from the $0.07 per share quarterly dividend paid each quarter in 2014 and 2015. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually). Quarterly dividends of $0.09 per share were paid in March and June of 2016, totaling approximately $16.5 million for the first six months of 2016. Quarterly dividends of $0.07 per share were paid in March and June of 2015, totaling approximately $13.2 million for the first six months of 2015. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. See Note 7 to our unaudited Condensed Consolidated Financial Statements.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We repurchased 1,371,185 shares for $25.0 million during the three and six months ended June 30, 2016. We made no share repurchases during the three and six months ended June 30, 2015. As of June 30, 2016, $197.1 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
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

The 2023 Notes are senior unsecured obligations. Accordingly, the 2023 Notes rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our existing and future secured obligations, including obligations under our senior secured credit facility and receivables securitization facility, to the extent of the value of the collateral securing such obligations. The 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the Credit Facility (as defined below).
The 2023 Notes will mature on March 15, 2023 and bear interest at an annual rate of 6.50%. Interest on the 2023 Notes is payable semi-annually in arrears in March and September of each year.
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
Senior Secured Revolving Credit Facility — In March 2015, we terminated our previous credit facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issue costs of $5.3 million during the six months ended June 30, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our unaudited Condensed Consolidated Statements of Operations.
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
Loans outstanding under the Credit Facility bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of June 30, 2016) based on the Total Net Leverage Ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of June 30, 2016) based on the Total Net Leverage Ratio.
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
At June 30, 2016, there were outstanding borrowings of $13.3 million under the Credit Facility. Our average daily balance under the Credit Facility during the six months ended June 30, 2016 was $0.7 million. There were no letters of credit issued under the Credit Facility as of June 30, 2016.
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
In March 2015, the receivables securitization facility was modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the covenants to be consistent with those contained in the Credit Agreement described above.
In connection with the modification of the receivables securitization facility, we paid certain arrangement fees of approximately $0.7 million to lenders, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
There were outstanding borrowings of $60.0 million under the receivables securitization facility, as amended, as of June 30, 2016. In addition to letters of credit in the aggregate amount of $119.4 million that were issued but undrawn, the remaining available borrowing capacity was $274.0 million at June 30, 2016. Availability under the receivables securitization facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio.
At August 3, 2016, we had $60.7 million outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $118.6 million that were issued but undrawn.
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
Covenant Compliance — The Credit Agreement and our receivables securitization facility require us to maintain a senior secured net leverage ratio less than 2.50x as of the end of each fiscal quarter. As described in more detail in our Credit Agreement and the purchase agreement governing our receivables securitization facility, the senior secured net leverage ratio is calculated as the ratio of consolidated senior secured indebtedness, less cash up to $50 million to the extent held by us and our restricted subsidiaries and less any borrowings under our receivables securitization facility, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated senior secured indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries, that is secured by a lien on any of our assets. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the Credit Agreement, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.
The Credit Agreement and our receivables securitization facility require us to maintain an interest coverage ratio of at least 2.25x as of the end of each fiscal quarter. As described in more detail in the Credit Agreement and the purchase agreement governing our receivables securitization facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements.
Total net leverage ratio is defined in the Credit Agreement as consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. Although we do not have a financial covenant tied to our total net leverage ratio, it is used in determining pricing under the Credit Agreement. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments in the event our total net leverage ratio is in excess of 3.25x.
As of June 30, 2016, we were in compliance with all covenants under our credit agreements.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30
	2016	2015	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$125,319	$271,771	$(146,452)
Investing activities	(192,362)	(35,236)	(157,126)
Financing activities	30,944	(146,563)	177,507
Effect of exchange rate changes on cash and cash equivalents	(825)	(644)	(181)
Net increase (decrease) in cash and cash equivalents	$(36,924)	$89,328	$(126,252)

Operating Activities
Net cash provided by operating activities was $125.3 million for the six months ended June 30, 2016 compared to $271.8 million for the six months ended June 30, 2015. The decrease was partially attributable to a higher incentive-based compensation payout in the first quarter of 2016 associated with higher earnings for the full year of 2015. Additionally, the decrease was attributable to the early receipt of our 2014 income tax refund of $56 million during the six months ended June 30, 2015.
Investing Activities
Net cash used in investing activities increased by $157.1 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase is primarily attributable to the aggregate purchase price of $157.3 million related to the Friendly's acquisition which closed in the second quarter of 2016.
Financing Activities
Net cash provided by financing activities was $30.9 million in the six months ended June 30, 2016 versus net cash used in financing activities of $146.6 million in the six months ended June 30, 2015. This change was driven by net debt proceeds under our credit facilities of $72.4 million in the first half of 2016, primarily utilized to fund the Friendly's acquisition, as compared to net repayments of debt under our credit facilities of $305.9 million in the first half of 2015. Additionally, in the first half of 2015 we made payments on the early retirement of long-term debt of $513.5 million, offset by proceeds from the issuance of $700 million aggregate principal amount of the 2023 Notes. Offsetting our 2016 net proceeds from borrowing were $25.0 million of share repurchases under our stock repurchase program in the first half of 2016. Additionally, our dividend payments increased to $16.5 million in the first half of 2016 from $13.2 million in the first half of 2015. See Note 7 to our unaudited Condensed Consolidated Financial Statements.
Contractual Obligations
As of June 30, 2016, there were no material changes outside the ordinary course of business to our contractual obligations as reported in our 2015 Annual Report on Form 10-K, except as described below:

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
	(in millions)
Operating Leases(1)	$50.1	$1.3	$2.7	$2.7	$2.8	$2.8	$37.8

(1)
Represents future minimum lease payments under non-cancelable operating leases that were assumed in connection with the Friendly's acquisition. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

Additionally, in the second quarter of 2016, we had outstanding borrowings of $60.0 million and $13.3 million, respectively, under our receivables securitization facility and the Credit Facility. The outstanding borrowings at June 30, 2016 are primarily related to the Friendly's acquisition, which was funded through a combination of cash on hand and borrowings under these two facilities. Interest that may be due in the future on these variable rate borrowings will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. See Note 2 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the Friendly's acquisition.
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
See Note 12 to our unaudited Condensed Consolidated Financial Statements.
Future Capital Requirements
During 2016, we intend to invest a total of approximately $160 million in capital expenditures, primarily for our existing manufacturing facilities and in support of our strategic initiatives. We expect cash interest to be approximately $60 million to $62 million based upon current debt levels and projected forward interest rates under our Credit Facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $6 million.
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
Prices for conventional raw milk in the second quarter of 2016 were 14.5% lower than year-ago levels and decreased 7% sequentially from the first quarter of 2016. We currently expect raw milk costs to increase by approximately 11% sequentially in the third quarter of 2016 (an 8% decrease year-over-year). Additionally, our cultured and ice cream products are impacted by changes in the cost for Class II milk, which are driven by skim and butterfat cost. With the seasonality of our ice cream products, changes in the Class II milk cost during the second and third quarters of the year may drive additional cost fluctuations. In the second quarter of 2016, at an average butterfat of 18%, we saw a year-over-year increase of 8% in Class II milk costs. In the third quarter of 2016, we currently expect a year-over-year increase in Class II milk costs of approximately 9%. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
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

Volume Performance
In the second quarter of 2016, our total sales volume across all product categories declined approximately 3.2% versus year-ago levels. The declines in our fluid milk volumes in the second quarter of 2016 compared to the second quarter of the prior year were primarily due to large format private label volume we have chosen to exit, as this volume was not consistent with our more disciplined pricing architecture. Our total branded white milk volumes were flat year-over-year, and we experienced an increase in our flavored milk volumes. Our branded white milk includes DairyPure® and all of our other brands, all of which have varying economics across different channels and geographies. With respect to our branded versus private label white milk volumes mix, branded white milk volumes for the second quarter of 2016 averaged approximately 35%. Across our other, non-fluid milk product categories, we experienced a decline in ice cream volume of 2%, driven primarily by decreases in our private label business.
On a year-over-year basis, fluid milk sales data published by the USDA through May 2016 shows fluid milk category sales volume growth of 0.1% for the second quarter to date. The conventional flavored milk category continues to drive growth in the fluid milk category, with year-over-year improvement of 4% for the quarter to date through May according to sales data published by the USDA.
Across the majority of our channels, fluid milk volume performance is consistent with or exceeding our expectations, and we expect our share to remain stable or grow modestly over the balance of the year. For the third quarter of 2016, on a year-over-year basis, we expect total volume declines to improve versus our recent trends, driven primarily by additional private label volume and volume attributable to the Friendly's acquisition. We currently expect total volumes for the third quarter of 2016 to decline by approximately 1% on a year-over-year basis.
Tax Rate
Income tax expense was recorded at an effective rate of 39.9% in the first six months of 2016 compared to a 40.3% effective tax benefit rate in the first six months of 2015. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.
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
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting
During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Acquisition of Friendly's
In June 2016, we acquired Friendly's. We are currently in the process of integrating Friendly's into our assessment of our internal control over financial reporting. Because Friendly's does not constitute a significant portion of our operations on a consolidated basis, we do not currently expect this integration effort to have a material effect on our internal control over financial reporting. Friendly's represented 8% of our consolidated assets as of June 30, 2016 and less than 1% of our consolidated net sales for each of the three and six months ended June 30, 2016, and 2% and 1% of our consolidated income from continuing operations before income taxes for the three and six months ended June 30, 2016, respectively. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2016 excludes an assessment of the internal control over financial reporting of Friendly's.

Part II — Other Information
Item 1. Legal Proceedings
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. On January 19, 2016, the district court granted summary judgment to defendants on claims accruing after May 8, 2009. On January 25, 2016, the district court issued orders denying summary judgment in other respects and denying plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition was denied on June 14, 2016. On March 30, 2016, the district court issued an order holding that the case will be judged under the rule of reason. The case is presently scheduled for trial on March 28, 2017. At this time, it is not possible for us to predict the ultimate outcome of the matter.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). This case was voluntarily dismissed, and the same plaintiffs filed a nearly identical complaint on January 17, 2013. The allegations in this complaint were similar to those in both the retailer action and the 2009 indirect purchaser action, but involved only claims arising under Tennessee law. The Company filed a motion to dismiss, and on September 11, 2014, the district court granted in part and denied in part that motion, dismissing the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. On March 16, 2016, the court granted a joint motion to stay the indirect purchaser action pending the Sixth Circuit’s decision on the pending class certification review petition in the retailer action. On July 11, 2016, the parties stipulated to the dismissal of the indirect purchaser action; the stipulation does not address whether the right of plaintiffs to file a new complaint has been waived or lost.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2016 (amounts in thousands except per share data):

	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(2)
April 1, 2016 through April 30, 2016	—	$—	—	$222,087
May 1, 2106 through May 31, 2016	1,371	18.21	1,371	197,115
June 1, 2016 through June 30, 2016	—	—	—	197,115
Total	1,371	$18.21	1,371	$197,115

(1)
Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors.

(2)
Since 1998, our Board of Directors has authorized a share repurchase program, and subsequent increases in the amount under the share repurchase program, in the aggregate amount of $2.38 billion, excluding fees and commissions. The share repurchase program does not have an expiration date.

Item 6. Exhibits

10.1	Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2016).
10.2
Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 13, 2016).

10.3
Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 13, 2016).

10.4
Form of Performance Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 13, 2016).

10.5	Form of Phantom Shares Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 13, 2016).
10.6	Letter Agreement between the Company and Brad Cashaw dated February 10, 2016 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

DEAN FOODS COMPANY

/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President, Finance and Chief Accounting Officer
August 8, 2016

Exhibit Index

10.1	Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2016).
10.2
Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 13, 2016).

10.3
Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 13, 2016).

10.4
Form of Performance Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 13, 2016).

10.5	Form of Phantom Shares Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 13, 2016).
10.6	Letter Agreement between the Company and Brad Cashaw dated February 10, 2016 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS XBRL Instance Document(1).
101.SCH XBRL Taxonomy Extension Schema Document(1).
101.CAL XBRL Taxonomy Calculation Linkbase Document(1).
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(1).
101.LAB XBRL Taxonomy Label Linkbase Document(1).
101.PRE XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Filed electronically herewith.