Form 10-Q
period 2016-09-30
DEAN FOODS CO
filed 2016-11-07
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 2, 2016, the number of shares of the registrant's common stock outstanding was: 90,496,465.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$28,158	$60,734
Receivables, net of allowances of $11,622 and $13,960	643,301	653,156
Income tax receivable	4,479	7,985
Inventories	261,644	253,326
Deferred income taxes	42,878	54,735
Prepaid expenses and other current assets	39,282	47,627
Total current assets	1,019,742	1,077,563
Property, plant and equipment, net	1,144,733	1,174,137
Goodwill	163,843	86,841
Identifiable intangible and other assets, net	216,899	150,236
Deferred income taxes	22,435	31,386
Total	$2,567,652	$2,520,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$681,361	$741,988
Current portion of debt	1,067	1,493
Current portion of litigation settlements	—	18,414
Total current liabilities	682,428	761,895
Long-term debt, net	895,015	833,080
Deferred income taxes	132,857	106,820
Other long-term liabilities	267,463	272,864
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 90,442,000 and 91,428,274 shares issued and outstanding, with a par value of $0.01 per share	904	914
Additional paid-in capital	651,074	679,916
Retained earnings (Accumulated deficit)	21,061	(49,523)
Accumulated other comprehensive loss	(83,150)	(85,803)
Total stockholders’ equity	589,889	545,504
Total	$2,567,652	$2,520,163

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net sales	$1,964,601	$2,033,693	$5,692,217	$6,099,161
Cost of sales	1,475,826	1,541,705	4,206,121	4,633,223
Gross profit	488,775	491,988	1,486,096	1,465,938
Operating costs and expenses:
Selling and distribution	341,477	347,493	1,005,514	1,023,769
General and administrative	90,840	84,916	262,605	259,635
Amortization of intangibles	5,151	6,401	15,596	15,313
Facility closing and reorganization costs, net	9,297	2,709	9,063	9,362
Impairment of intangible assets	—	—	—	109,910
Total operating costs and expenses	446,765	441,519	1,292,778	1,417,989
Operating income	42,010	50,469	193,318	47,949
Other (income) expense:
Interest expense	16,564	17,003	50,270	50,505
Loss on early retirement of long-term debt	—	—	—	43,609
Other income, net	(1,178)	(964)	(4,385)	(1,704)
Total other expense	15,386	16,039	45,885	92,410
Income (loss) from continuing operations before income taxes	26,624	34,430	147,433	(44,461)
Income tax expense (benefit)	12,098	14,197	60,335	(17,562)
Income (loss) from continuing operations	14,526	20,233	87,098	(26,899)
Loss on sale of discontinued operations, net of tax	—	—	—	(89)
Net income (loss)	$14,526	$20,233	$87,098	$(26,988)
Average common shares:
Basic	90,423,466	93,254,547	91,076,741	93,950,693
Diluted	90,965,375	93,816,178	91,694,838	93,950,693
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.16	$0.22	$0.96	$(0.29)
Loss from discontinued operations	—	—	—	—
Net income (loss)	$0.16	$0.22	$0.96	$(0.29)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.16	$0.22	$0.95	$(0.29)
Loss from discontinued operations	—	—	—	—
Net income (loss)	$0.16	$0.22	$0.95	$(0.29)
Cash dividends declared per common share	$0.09	$0.07	$0.27	$0.21

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net income (loss)	$14,526	$20,233	$87,098	$(26,988)
Other comprehensive income (loss):
Cumulative translation adjustments	(521)	(808)	(1,576)	(1,169)
Net change in fair value of derivative instruments, net of tax	—	—	—	(87)
Pension and other postretirement liability adjustment, net of tax	1,194	1,435	4,229	4,409
Other comprehensive income	673	627	2,653	3,153
Comprehensive income (loss)	$15,199	$20,860	$89,751	$(23,835)

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2016	91,428,274	$914	$679,916	$(49,523)	$(85,803)	$545,504
Issuance of common stock, net of tax impact of share-based compensation	384,911	4	(1,962)	—	—	(1,958)
Share-based compensation expense	—	—	6,496	—	—	6,496
Repurchase of common stock	(1,371,185)	(14)	(24,986)	—	—	(25,000)
Net income	—	—	—	87,098	—	87,098
Dividends	—	—	(8,390)	(16,514)	—	(24,904)
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(1,576)	(1,576)
Pension and other postretirement benefit liability adjustment, net of tax of $2,914	—	—	—	—	4,229	4,229
Balance, September 30, 2016	90,442,000	$904	$651,074	$21,061	$(83,150)	$589,889

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, January 1, 2015	94,080,840	$941	$752,375	$(41,015)	$(84,983)	$627,318
Issuance of common stock, net of tax impact of share-based compensation	378,878	4	(963)	—	—	(959)
Share-based compensation expense	—	—	6,548	—	—	6,548
Repurchase of common stock	(3,165,582)	(32)	(52,978)	—	—	(53,010)
Net loss	—	—	—	(26,988)	—	(26,988)
Dividends	—	—	(20,009)	—	—	(20,009)
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $54	—	—	—	—	(87)	(87)
Cumulative translation adjustment	—	—	—	—	(1,169)	(1,169)
Pension and other postretirement benefit liability adjustment, net of tax of $2,757	—	—	—	—	4,409	4,409
Balance, September 30, 2015	91,294,136	$913	$684,973	$(68,003)	$(81,830)	$536,053

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30
	2016	2015
Cash flows from operating activities:
Net income (loss)	$87,098	$(26,988)
Loss on sale of discontinued operations, net of tax	—	89
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	132,737	131,975
Share-based compensation expense	20,723	11,751
(Gain) loss on divestitures and other, net	1,166	(2,606)
Impairment of intangible assets	—	109,910
Loss on early retirement of long-term debt	—	43,609
Deferred income taxes	12,532	(42,066)
Other, net	276	3,165
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	25,947	89,381
Inventories	3,406	(264)
Prepaid expenses and other assets	10,902	18,406
Accounts payable and accrued expenses	(94,706)	(47,715)
Income tax receivable/payable	3,390	52,234
Litigation settlements	(18,853)	(18,853)
Net cash provided by operating activities	184,618	322,028
Cash flows from investing activities:
Payments for property, plant and equipment	(81,305)	(80,629)
Payments for acquisitions, net of cash acquired	(157,321)	—
Proceeds from sale of fixed assets	13,742	15,822
Net cash used in investing activities	(224,884)	(64,807)
Cash flows from financing activities:
Repayments of debt, net	(1,178)	(1,028)
Early retirement of long-term debt	—	(476,188)
Premiums paid on early retirement of debt	—	(37,309)
Payments of financing costs	—	(16,836)
Proceeds from senior secured revolver	197,200	355,970
Payments for senior secured revolver	(197,200)	(426,271)
Proceeds from receivables securitization facility	525,000	685,000
Payments for receivables securitization facility	(465,000)	(920,000)
Proceeds from issuance of 2023 notes	—	700,000
Repurchase of common stock	(25,000)	(53,010)
Cash dividends paid	(24,681)	(19,784)
Issuance of common stock, net of share repurchases for withholding taxes	(775)	891
Tax savings on share-based compensation	678	186
Net cash provided by (used in) financing activities	9,044	(208,379)
Effect of exchange rate changes on cash and cash equivalents	(1,354)	(1,437)
Change in cash and cash equivalents	(32,576)	47,405
Cash and cash equivalents, beginning of period	60,734	16,362
Cash and cash equivalents, end of period	$28,158	$63,767
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015
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
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 22, 2016. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and nine month period ended September 30, 2016 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2015 Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 reduces complexity by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer (other than inventory) when the transfer occurs. The new guidance is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating the expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Early adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements and we do not currently expect the effects of this standard to have a material impact on our financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be adopted using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Early adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. Early application of certain amendments in this standard to financial statements of fiscal years and interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. Except for the early application of certain amendments discussed above, early adoption of the standard is not permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
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
2. Acquisitions
On June 20, 2016, we completed the acquisition of Friendly’s Ice Cream Holdings Corp. (“Friendly’s Holdings”), including its wholly-owned subsidiary, Friendly’s Manufacturing and Retail, LLC (“Friendly’s Manufacturing,” and together with Friendly’s Holdings, “Friendly’s”), the Friendly’s® trademark and all intellectual property associated with the ice cream business. Friendly’s develops, produces, manufactures, markets, distributes and sells ice cream and other frozen dessert-related products, as well as toppings. The Friendly's family-dining restaurant chain will continue to be owned and operated by an affiliate of Sun Capital Partners, Inc. and will license use of the Friendly’s® trademark from the Company under license and supply agreements entered into as part of the transaction. The aggregate purchase price was $157.3 million and included the base purchase price of $155.0 million plus a net working capital adjustment of $2.3 million as of the closing date. This acquisition was funded through a combination of cash on hand and borrowings under our senior secured credit facility and receivables securitization facility.
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

We recorded the fair value of the net assets acquired and liabilities assumed in connection with the Friendly's acquisition. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information.
We estimated the fair value of the Friendly’s® trademark based on an income approach using the relief-from-royalty method, which is a widely accepted valuation technique that considers the cost savings associated with owning, rather than licensing, a trademark. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The customer relationship intangible assets were valued using the “With or Without” method, which is a commonly used valuation technique for customer relationships. This discounted cash flow method estimates the fair value of an asset by comparing the value of the business inclusive of the asset, to the hypothetical value of the same business excluding the asset. The key assumptions used in the methodology are the cash flows estimated with and without the customer relationships over the estimated period that would be required to acquire those customers. The fair value estimates made in connection with the Friendly’s acquisition are based on a set of assumptions we believe to be reasonable but which can be unpredictable and inherently uncertain.
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
In connection with this transaction, we recorded acquisition-related expenses of approximately $0.3 million and $4.4 million during the three and nine months ended September 30, 2016, respectively. These charges included expenses related to due diligence, legal support, investment advisers and regulatory matters, as well as other non-material transactional activities. These costs were included in general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations.
3. Inventories
Inventories at September 30, 2016 and December 31, 2015, respectively, consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Raw materials and supplies	$101,482	$99,272
Finished goods	160,162	154,054
Total	$261,644	$253,326
4. Goodwill and Intangible Assets
As of December 31, 2015, the gross carrying value of goodwill was $2.2 billion and accumulated goodwill impairment was $2.1 billion. The Company took a goodwill impairment charge of $2.1 billion in 2011 with no goodwill impairment charges in subsequent years.

The changes in the net carrying amount of goodwill as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

Balance at December 31, 2015	$86,841
Acquisitions (Note 2)	77,002
Balance at September 30, 2016	$163,843
The gross and net carrying amounts of our intangible assets other than goodwill as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016				December 31, 2015
	Gross Carrying Amount (1)	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$52,000	$—	$—	$52,000	$—	$—	$—	$—
Intangible assets with finite lives:
Customer-related and other	$78,925	$—	$(35,970)	$42,955	$49,225	$—	$(33,700)	$15,525
Trademarks	229,777	(109,910)	(37,749)	82,118	229,777	(109,910)	(24,423)	95,444
Total	$360,702	$(109,910)	$(73,719)	$177,073	$279,002	$(109,910)	$(58,123)	$110,969

(1)	The increase in the carrying amounts of indefinite-lived trademarks and customer-related intangibles from December 31, 2015 to September 30, 2016 is related to the Friendly's acquisition. See Note 2.
Prior to 2015, certain of our trademarks were not amortized as our intent was to continue to use these intangible assets indefinitely. During the first quarter of 2015, we approved the launch of DairyPure®, our national white milk brand. In connection with the approval of the launch of DairyPure®, we re-evaluated our indefinite-lived trademarks and determined them to be finite-lived, with remaining useful lives of 5 years. The launch of DairyPure® resulted in a triggering event for impairment testing purposes. Based upon our testing, we recorded a non-cash impairment charge of $109.9 million and related income tax benefit of $41.2 million in the first quarter of 2015. We estimated the fair value of our trademarks based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The impairment charge is reported in the impairment of intangible assets line in our unaudited Condensed Consolidated Statements of Operations.
In the first quarter of 2016, we further evaluated the remaining useful life of our finite-lived trademarks in conjunction with our newly approved strategy around our ice cream brands. Based on our evaluation, we extended the useful lives of certain of our finite-lived trademarks. Our remaining trademark values will be amortized on a straight-line basis over their useful lives, which range from 5 to 10 years. Amortization expense on intangible assets for the three months ended September 30, 2016 and 2015 was $5.2 million and $6.4 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2016 and 2015 was $15.6 million and $15.3 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.

Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2016	$20.8
2017	20.6
2018	20.0
2019	20.0
2020	11.9
5. Debt
Our long-term debt as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016			December 31, 2015
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior notes due 2023	$700,000	6.50%		$700,000	6.50%
	700,000			700,000
Subsidiary debt obligations:
Senior notes due 2017	142,000	6.90		142,000	6.90
Receivables securitization facility	60,000	1.72	*	—	—
Capital lease and other	4,034	—		5,212	—
	206,034			147,212
Subtotal	906,034			847,212
Unamortized discounts and debt issuance costs(1)	(9,952)			(12,639)
Total debt	896,082			834,573
Less current portion	(1,067)			(1,493)
Total long-term portion	$895,015			$833,080
*    Represents a weighted average rate, including applicable interest rate margins.

(1)
Beginning in the first quarter of 2016, unamortized debt issuance costs, not related to revolving credit agreements, of $7.0 million and $7.9 million as of September 30, 2016 and December 31, 2015, respectively, are netted against the outstanding debt balance. See Note 1.

The scheduled debt maturities at September 30, 2016 were as follows (in thousands):

2016	$265
2017	143,078
2018	61,125
2019	1,174
2020	392
Thereafter	700,000
Subtotal	906,034
Less unamortized discounts and debt issuance costs	(9,952)
Total debt	$896,082

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
We used the net proceeds from the 2023 Notes to redeem all of our outstanding senior unsecured notes due 2016, as described below, and to repay a portion of the outstanding borrowings under our previous senior secured credit facility and receivables securitization facility. The carrying value under the 2023 Notes at September 30, 2016 was $693.0 million, net of unamortized debt issuance costs of $7.0 million.
Senior Secured Revolving Credit Facility — In March 2015, we terminated our previous credit facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issuance costs of $5.3 million during the nine months ended September 30, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our unaudited Condensed Consolidated Statements of Operations.
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
Loans outstanding under the Credit Facility bear interest, at our option, at either (i) the LIBO rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of September 30, 2016) based on the total net leverage ratio (as defined in the Credit Agreement), or (ii) the alternate base rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of September 30, 2016) based on the total net leverage ratio.
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
At September 30, 2016, there were no outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the nine months ended September 30, 2016 was $1.6 million. There were no letters of credit issued under the Credit Facility as of September 30, 2016.
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
Based on the monthly borrowing base formula, we had the ability to borrow up to $427.6 million of the total commitment amount under the receivables securitization facility as of September 30, 2016. The total amount of receivables sold to these entities as of September 30, 2016 was $578.4 million. During the first nine months of 2016, we borrowed $525.0 million and repaid $465.0 million under the facility with a remaining balance of $60.0 million as of September 30, 2016. In addition to letters of credit in the aggregate amount of $118.6 million that were issued but undrawn, the remaining available borrowing capacity was $249.0 million at September 30, 2016. Our average daily balance under this facility during the nine months ended September 30, 2016 was $11.0 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio.
Standby Letter of Credit — In February 2012, in connection with a settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer litigation, we issued a standby letter of credit in the amount of $80 million, representing the approximate amount of subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit decreased proportionately as we made each of the four annual installment payments. As of September 30, 2016, the letter of credit has been reduced to zero as a result of the final annual installment payment of $18.9 million, which we made in June 2016.
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
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series remains outstanding ($142 million aggregate principal amount) and matures in October 2017. The carrying value under these notes at September 30, 2016 was $139.1 million, net of unamortized discounts of $2.9 million, at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
See Note 6 for information regarding the fair value of the 2023 Notes and the subsidiary senior notes due 2017 as of September 30, 2016.
Capital Lease Obligations and Other — Capital lease obligations of $4.0 million and $5.2 million as of September 30, 2016 and December 31, 2015, respectively, included our land and building leases, as well as leases for information technology equipment.
6. Derivative Financial Instruments and Fair Value Measurements
Derivative Financial Instruments
Commodities — We are exposed to commodity price fluctuations, including in the prices of milk, butterfat, sweeteners and other commodities used in the manufacturing, packaging and distribution of our products, such as natural gas, resin and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases.
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from qualified financial institutions or enter into exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. All commodities contracts are marked to market in our income statement at each reporting period and a derivative asset or liability is recorded on our balance sheet.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At September 30, 2016 and December 31, 2015, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In thousands)
Commodities contracts — current(1)	$2,276	$317	$5,431	$10,023
Commodities contracts — non-current(2)	—	—	—	690
Total derivatives	$2,276	$317	$5,431	$10,713

(1)
Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date are included in prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.

(2)
Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date are included in identifiable intangible and other assets, net, and other long-term liabilities, respectively, in our unaudited Condensed Consolidated Balance Sheets.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 is as follows (in thousands):

	Fair Value as of September 30, 2016	Level 1	Level 2	Level 3
Asset — Commodities contracts	$2,276	$—	$2,276	$—
Liability — Commodities contracts	5,431	—	5,431	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 is as follows (in thousands):

	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Asset — Commodities contracts	$317	$—	$317	$—
Liability — Commodities contracts	10,713	—	10,713	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.

The fair values of the 2023 Notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amounts and fair values of the 2023 Notes and subsidiary senior notes at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$743,750	$700,000	$726,250
Subsidiary senior notes due 2017	142,000	148,390	142,000	148,745
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$45	$—	$45	$—
Mutual funds	1,663	—	1,663	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$4	$—	$4	$—
Mutual funds	1,506	—	1,506	—
7. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. On March 3, 2016, we announced that our Board of Directors declared an increased quarterly dividend of $0.09 per share of common stock, from the $0.07 per share quarterly dividend paid in each quarter of 2015. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually). Quarterly dividends of $0.09 per share were paid in March, June and September of 2016, totaling approximately $24.7 million for the first nine months of 2016. Quarterly dividends of $0.07 per share were paid in March, June and September of 2015, totaling approximately $19.8 million for the first nine months of 2015. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended September 30, 2016, and we repurchased 1,371,185 shares for $25.0 million during the nine months ended September 30, 2016. We repurchased 3,165,582 shares for $53.0 million during the three and nine months ended September 30, 2015. As of September 30, 2016, $197.1 million was available for repurchases under this program

(excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2016	3,204,925	$20.07
Forfeited and canceled	(908,494)	22.20
Exercised	(191,013)	14.02
Options outstanding and exercisable at September 30, 2016	2,105,418	$19.69	2.00	$2,623,087
We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2015 or 2016, nor do we currently plan to in the future. At September 30, 2016, there was no remaining unrecognized stock option expense related to unvested awards.
Restricted Stock Units — We issue restricted stock units ("RSUs") to certain senior employees and non-employee directors as part of our long-term incentive compensation program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees generally vest ratably over three years, subject to certain accelerated vesting provisions based primarily on a change of control, or in certain cases upon death or qualified disability. RSUs granted to non-employee directors vest ratably over three years.
The following table summarizes RSU activity during the nine months ended September 30, 2016:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2016	871,876	94,816	966,692
RSUs granted	445,464	43,547	489,011
Shares issued upon vesting of RSUs	(176,226)	(55,298)	(231,524)
RSUs canceled or forfeited(1)	(183,455)	(2,270)	(185,725)
RSUs outstanding at September 30, 2016	957,659	80,795	1,038,454
Weighted average grant date fair value	$17.15	$17.56	$17.18

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — Beginning in 2016, performance share units ("PSUs") were granted as part of our long-term incentive compensation program. PSUs will cliff vest and be settled in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the award that is expected to vest. The following table summarizes PSU activity during the nine months ended September 30, 2016:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	90,583	19.13
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2016	90,583	$19.13
Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,159,519	$15.94
Granted	805,918	19.18
Converted/paid	(537,906)	16.04
Forfeited	(49,599)	17.34
Outstanding at September 30, 2016	1,377,932	$17.75
Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In thousands)
Stock options	$—	$10	$—	$88
RSUs	4,728	2,516	8,165	6,460
PSUs	1,868	—	2,707	—
Phantom shares	2,330	2,307	9,851	5,203
Total	$8,926	$4,833	$20,723	$11,751

8. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and RSUs were not included in the computation of diluted loss per share for the nine months ended September 30, 2015 as we incurred a loss from continuing operations for this period and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$14,526	$20,233	$87,098	$(26,899)
Denominator:
Average common shares	90,423,466	93,254,547	91,076,741	93,950,693
Basic earnings (loss) per share from continuing operations	$0.16	$0.22	$0.96	$(0.29)
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$14,526	$20,233	$87,098	$(26,899)
Denominator:
Average common shares — basic	90,423,466	93,254,547	91,076,741	93,950,693
Stock option conversion(1)	225,789	202,974	246,096	—
RSUs(2)	316,120	358,657	372,001	—
Average common shares — diluted	90,965,375	93,816,178	91,694,838	93,950,693
Diluted earnings (loss) per share from continuing operations	$0.16	$0.22	$0.95	$(0.29)
(1) Anti-dilutive common shares excluded	1,184,449	2,624,204	1,292,766	2,979,348
(2) Anti-dilutive stock units excluded	4,410	755	1,481	302,022

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2016 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at June 30, 2016	$(80,244)	$(3,579)	$(83,823)
Other comprehensive income (loss) before reclassifications	2,658	(521)	2,137
Amounts reclassified from accumulated other comprehensive income(1)	(1,464)	—	(1,464)
Net current-period other comprehensive income (loss)	1,194	(521)	673
Balance at September 30, 2016	$(79,050)	$(4,100)	$(83,150)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2015 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at June 30, 2015	$(80,905)	$(1,552)	$(82,457)
Other comprehensive income (loss) before reclassifications	2,903	(808)	2,095
Amounts reclassified from accumulated other comprehensive loss(1)	(1,468)	—	(1,468)
Net current-period other comprehensive income (loss)	1,435	(808)	627
Balance at September 30, 2015	$(79,470)	$(2,360)	$(81,830)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 10.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the nine months ended September 30, 2016 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(83,279)	$(2,524)	$(85,803)
Other comprehensive income (loss) before reclassifications	8,622	(1,576)	7,046
Amounts reclassified from accumulated other comprehensive income(1)	(4,393)	—	(4,393)
Net current-period other comprehensive income (loss)	4,229	(1,576)	2,653
Balance at September 30, 2016	$(79,050)	$(4,100)	$(83,150)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the nine months ended September 30, 2015 were as follows (in thousands):

	Changes in Cash Flow Hedges	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2014	$87	$(83,879)	$(1,191)	$(84,983)
Other comprehensive income (loss) before reclassifications	(87)	8,815	(1,169)	7,559
Amounts reclassified from accumulated other comprehensive loss(1)	—	(4,406)	—	(4,406)
Net current-period other comprehensive income (loss)	(87)	4,409	(1,169)	3,153
Balance at September 30, 2015	$—	$(79,470)	$(2,360)	$(81,830)

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$793	$908	$2,379	$2,724
Interest cost	3,043	3,434	9,129	10,302
Expected return on plan assets	(4,633)	(4,938)	(13,899)	(14,814)
Amortizations:
Prior service cost	214	214	642	642
Unrecognized net loss	2,206	2,136	6,618	6,408
Net periodic benefit cost	$1,623	$1,754	$4,869	$5,262
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$160	$205	$480	$615
Interest cost	271	364	813	1,092
Amortizations:
Prior service cost	23	23	69	69
Unrecognized net loss (gain)	(61)	16	(183)	48
Net periodic benefit cost	$393	$608	$1,179	$1,824
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

The results of our analysis indicated no impairment of our property, plant and equipment, outside of facility closing and reorganization costs, for the three and nine months ended September 30, 2016 and 2015. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization strategies are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In thousands)
Closure of facilities, net(1)	$9,297	$2,709	$9,063	$9,362
Facility closing and reorganization costs, net	$9,297	$2,709	$9,063	$9,362

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2016 and 2015. These charges are primarily related to facility closures in Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Sheboygan, Wisconsin; Riverside, California; Delta, Colorado; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; Shreveport, Louisiana and Mendon, Massachusetts, as well as other approved closures. We have incurred net charges to date of $74.2 million related to these facility closures through September 30, 2016. We expect to incur additional charges related to these facility closures of approximately $4.2 million related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

Activity with respect to facility closing and reorganization costs during the nine months ended September 30, 2016 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2015	Charges and Adjustments	Payments	Accrued Charges at September 30, 2016
	(In thousands)
Cash charges:
Workforce reduction costs	$5,476	$2,482	$(1,855)	$6,103
Shutdown costs	—	1,614	(1,614)	—
Lease obligations after shutdown	5,286	318	(1,334)	4,270
Other	—	740	(740)	—
Subtotal	$10,762	5,154	$(5,543)	$10,373
Other charges (gains):
Write-down of assets(1)		7,872
Gain on sale of related assets		(3,963)
Subtotal		3,909
Total		$9,063

(1)
The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets were tested for recoverability at the time the decision to close the facilities was more likely than not to occur. Over time, refinements to our estimates used in testing for recoverability may result in additional asset write-downs. The write-down of assets can include accelerated depreciation recorded for those facilities identified for closure. Our methodology for testing the recoverability of the assets is consistent with the methodology described in the “Asset Impairment Charges” section above.

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
Contingent Obligations Related to Milk Supply Arrangements — In 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will become payable only if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of cost control and supply chain efficiency, we continue to evaluate our sources of raw milk supply.
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
Litigation, Investigations and Audits
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. On January 19, 2016, the district court granted summary judgment to defendants on claims accruing after May 8, 2009. On January 25, 2016, the district court denied summary judgment in other respects and denied plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition was denied on June 14, 2016. On March 30, 2016, the district court issued an order holding that the case will be judged under an antitrust legal doctrine known as the rule of reason. The case is presently scheduled for trial on March 28, 2017. At this time, it is not possible for us to predict the outcome of the matter.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). This case was voluntarily dismissed, and the same plaintiffs filed a nearly identical complaint on January 17, 2013. The allegations in this complaint were similar to those in both the retailer action and the 2009 indirect purchaser action, but involved only claims arising under Tennessee law. The Company filed a motion to dismiss, and on September 11, 2014, the district court granted in part and denied in part that motion, dismissing the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. On March 16, 2016, the court granted a joint motion to stay the indirect purchaser action pending the Sixth Circuit’s decision on the pending class certification review petition in the retailer action. On July 11, 2016, the parties stipulated to the dismissal of the indirect purchaser action; the stipulation does not address whether the right of plaintiffs to file a new complaint has been waived or lost. At this time, it is not possible for us to predict the outcome of this matter.
In addition to the pending legal proceedings set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with these other matters are not expected to have a material adverse impact on our financial position, results of operations, or cash flows.
13. Segment, Geographic and Customers Information
We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products. We operate 66 manufacturing facilities which are geographically located largely based on local and regional customer needs and other market factors. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our customers include retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our Chief Executive Officer evaluates the performance of our business based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, impairments of long-lived assets and other non-recurring gains and losses.
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three and nine months ended September 30, 2016 and 2015. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16% of our consolidated net sales in each of the three and nine months ended September 30, 2016 and 2015.

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
Recent Developments
Management Changes
On September 1, 2016, we announced that Gregg A. Tanner will step down as Chief Executive Officer of the Company and resign from his position as a member of the Company’s Board of Directors, effective January 1, 2017. Ralph Scozzafava, currently Executive Vice President and Chief Operating Officer, will be promoted to Chief Executive Officer and appointed to the Company’s Board of Directors, effective as of January 1, 2017. Mr. Tanner will continue to serve in an advisory capacity as an employee of the Company through the Annual Stockholders Meeting in May 2017. In connection with this transition, Mr. Tanner will receive compensation and benefits pursuant to the Company’s Amended and Restated Executive Severance Pay Plan following his termination of employment.

 Friendly's Acquisition
On June 20, 2016, we completed the acquisition of Friendly’s Ice Cream Holdings Corp. (“Friendly’s Holdings”), including its wholly-owned subsidiary, Friendly’s Manufacturing and Retail, LLC (“Friendly’s Manufacturing,” and together with Friendly’s Holdings, “Friendly’s”), the Friendly’s® trademark and all intellectual property associated with the ice cream business. Friendly’s develops, produces, manufactures, markets, distributes and sells ice cream and other frozen dessert-related products, as well as toppings. The Friendly's restaurant chain will continue to be owned and operated by an affiliate of Sun Capital Partners, Inc. and will license use of the Friendly’s® trademark from us under license and supply agreements entered into as part of the transaction. The aggregate purchase price was $157.3 million and included the base purchase price of $155.0 million plus a net working capital adjustment of $2.3 million as of the closing date. This acquisition was funded through a combination of cash on hand and borrowings under our senior secured credit facility and receivables securitization facility. Our preliminary fair value assignments may change as we finalize our assessment of the acquired assets and liabilities. A change in these valuations may also impact the income tax related accounts and goodwill. Friendly's results of operations have been included in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition.
See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information on the Friendly's acquisition.
Other
In March 2016, Walmart announced that it plans to build a dairy processing plant in Indiana to supply certain Walmart and Sam's Club stores located in the Midwest. We currently estimate that the impact of this processing plant may result in our loss of sales of approximately 100 million gallons annually of very low-margin private-label fluid milk volume. However, we do not expect this announcement to materially affect our private-label fluid milk volumes in 2017. Pursuant to our agreement with Walmart, Walmart is required to provide advance notice to us prior to terminating the agreement for each specific region. We have not yet received notice of termination from Walmart with respect to its stores in any region. Dialogue between the Company and Walmart is ongoing, and we are in the early stages of preparing network optimization plans for the potentially affected region to prepare for the anticipated impact from Walmart's processing plant when it is completed. Given the ample advance notice time, we do not expect this development will have a material impact on our financial results. Further, we expect to continue to supply Walmart's private label milk for other Walmart and Sam's Club stores across the United States.

Results of Operations
Our key performance indicators are brand mix, achieving low cost and higher volume performance, which are reflected in gross profit, operating income and net sales, respectively. We evaluate our financial performance based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, asset impairment charges, litigation settlements and other nonrecurring gains and losses. The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30				Nine Months Ended September 30
	2016		2015		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,964.6	100.0%	$2,033.7	100.0%	$5,692.2	100.0%	$6,099.2	100.0%
Cost of sales	1,475.8	75.1	1,541.7	75.8	4,206.1	73.9	4,633.3	76.0
Gross profit(1)	488.8	24.9	492.0	24.2	1,486.1	26.1	1,465.9	24.0
Operating costs and expenses:
Selling and distribution	341.5	17.4	347.5	17.1	1,005.5	17.7	1,023.8	16.8
General and administrative	90.8	4.6	84.9	4.2	262.6	4.6	259.6	4.3
Amortization of intangibles	5.2	0.3	6.4	0.3	15.6	0.3	15.3	0.3
Facility closing and reorganization costs, net	9.3	0.5	2.7	0.1	9.1	0.2	9.4	0.2
Impairment of intangible assets	—	—	—	—	—	—	109.9	1.8
Total operating costs and expenses	446.8	22.7	441.5	21.7	1,292.8	22.7	1,418.0	23.2
Operating income	$42.0	2.1%	$50.5	2.5%	$193.3	3.4%	$47.9	0.8%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015
Net Sales — The change in net sales was due to the following:

Three Months Ended September 30, 2016 vs. 2015
(In millions)
Volume	$(44.3)
Pricing and product mix changes	(71.7)
Acquisitions	46.9
Total decrease	$(69.1)

Net sales decreased $69.1 million, or 3.4%, during the third quarter of 2016 as compared to the third quarter of 2015, primarily due to decreased pricing, as a result of declines in dairy commodity costs from year-ago levels. On average, during the third quarter of 2016, the Class I raw milk price was approximately 7.8% below prior-year levels. Net sales were further impacted by a 1.0% sales volume decline across all products from year-ago levels. Volume declines across our fluid milk products, which accounted for approximately 76% of our total sales volume, were primarily the result of large format private label volume we have chosen to exit, as this volume was not consistent with our more disciplined pricing architecture. Our total branded white milk volumes decreased 1.8% year-over-year, and we experienced a nearly 5% increase in our flavored milk volumes.
We generally increase or decrease the prices of our fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, we continuously balance our product pricing with the execution of our strategy to improve net price realization and, in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2016 compared to the third quarter of 2015:

	Three Months Ended September 30*
	2016	2015	% Change
Class I mover(1)	$15.11	$16.38	(7.8)%
Class I raw skim milk mover(1)(2)	6.63	9.23	(28.2)
Class I butterfat mover(2)(3)	2.49	2.14	16.4
Class II raw skim milk minimum(1)(4)	6.59	6.76	(2.5)
Class II butterfat minimum(3)(4)	2.47	2.38	3.8

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased by 4.3% in the third quarter of 2016 compared to the third quarter of 2015, primarily due to decreased dairy commodity costs. The Class I raw milk price was approximately 7.8% below prior-year levels. Additionally, the decrease in cost of sales was further impacted by our ongoing cost and efficiency initiatives as well as lower sales volumes as described above.
Gross Profit — Our gross profit percentage increased to 24.9% in the third quarter of 2016 as compared to 24.2% in the third quarter of 2015. This increase was primarily due to pricing actions and the associated increased margin pool for our branded products and declining input costs. Increases to gross profit were partially offset by overall volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses increased by 1.2% in the third quarter of 2016 as compared to the third quarter of 2015. Significant changes within operating costs and expenses in the third quarter of 2016 as compared to the third quarter of 2015 include the following:

•	Selling and distribution costs decreased $6.0 million primarily due to lower fuel costs in the third quarter of 2016, partially offset by increased advertising costs.

•
The increase in general and administrative costs was primarily due to a separation charge of $10.1 million recorded in the third quarter of 2016 in connection with the announcement of our CEO succession plan. See "Recent Developments - Management Changes". This increase was partially offset by lower incentive-based compensation expense during the third quarter of 2016.

•
Amortization of intangibles decreased by $1.2 million during the third quarter of 2016 related to the extension of the useful lives of certain of our finite-lived trademarks in conjunction with our newly approved strategy around our ice cream brands in the first quarter of 2016. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

•
Facility closing and reorganization costs increased $6.6 million during the third quarter of 2016 due to additional asset write-downs and other charges associated with the closure of three facilities. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other expense decreased by $0.7 million during the third quarter of 2016 as compared to the third quarter of 2015. This decrease in expense was primarily due to lower interest expense in the third quarter of 2016 compared to the third quarter of 2015.
Income Taxes — Income tax expense was recorded at an effective rate of 45.4% for the third quarter of 2016 compared to a 41.2% effective tax rate for the third quarter of 2015. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the third quarter of 2016, our effective tax rate was also impacted by a state tax law change. Excluding the $1.0 million of tax expense related to the state law change, our effective tax rate for the three months ended September 30, 2016 was 41.7%.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net Sales — The change in net sales was due to the following:

Nine Months Ended September 30, 2016 vs. 2015
(In millions)
Volume	$(179.5)
Pricing and product mix changes	(283.1)
Acquisitions	55.6
Total decrease	$(407.0)

Net sales decreased $407.0 million, or 6.7%, during the first nine months of 2016 as compared to the first nine months of 2015, primarily due to decreased pricing, as a result of significant declines in dairy commodity costs from year-ago levels. On average, during the first nine months of 2016, the Class I raw milk price was approximately 12.0% below prior-year levels. Net sales were further impacted by a sales volume decline of 2.5% from year-ago levels. Volume declines across our fluid milk products, which accounted for approximately 77% of our total sales volume, were primarily the result of large format private label volume we have chosen to exit, as this volume was not consistent with our more disciplined pricing architecture. Our total branded white milk volumes decreased 1.1% year-over-year, and we experienced a 2.6% increase in our flavored milk volumes.
The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2016 in comparison to the first nine months of 2015:

	Nine Months Ended September 30*
	2016	2015	% Change
Class I mover(1)	$14.37	$16.33	(12.0)%
Class I raw skim milk mover(1)(2)	6.07	9.74	(37.7)
Class I butterfat mover(2)(3)	2.43	1.98	22.7
Class II raw skim milk minimum(1)(4)	6.20	7.97	(22.2)
Class II butterfat minimum(3)(4)	2.36	2.07	14.0

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
Cost of Sales — Cost of sales decreased by 9.2% in the first nine months of 2016 compared to the first nine months of 2015, primarily due to decreased dairy commodity costs. The Class I raw milk price was approximately 12.0%

below prior-year levels. In addition, this decrease was due to our ongoing cost and efficiency initiatives as well as lower sales volumes as described above.
Gross Profit — Our gross profit percentage increased to 26.1% for the first nine months of 2016 as compared to 24.0% for the first nine months of 2015. This increase was primarily due to pricing actions and the associated increased margin pool for our branded products and declining input costs. Increases to gross profit were partially offset by overall volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses decreased by 8.8% in the first nine months of 2016 as compared to the first nine months of 2015. Significant changes to operating costs and expenses in the first nine months of 2016 as compared to the first nine months of 2015 include the following:

•
Selling and distribution costs decreased $18.3 million primarily due to lower fuel costs in the first nine months of 2016 compared to the first nine months of 2015, partially offset by increased advertising costs.

•
The increase in general and administrative costs was primarily due to a separation charge of $10.1 million recorded in the third quarter of 2016 in connection with the announcement of our CEO succession plan. See "Recent Developments - Management Changes". Additionally, we recorded $4.4 million of acquisition costs paid in conjunction with the Friendly's acquisition in June 2016. These charges were partially offset by lower incentive-based compensation expense. See Note 2 to our unaudited Condensed Consolidated Financial Statements for more information regarding the Friendly's acquisition.

Other (Income) Expense — Other expense decreased by $46.5 million during the first nine months of 2016 as compared to the first nine months of 2015. This decrease in expense was primarily due to the loss on early retirement of long-term debt of $43.6 million recorded on the early retirement of our 2016 senior notes and extinguishment of our prior credit facility, which occurred during the first quarter of 2015. Net expense also decreased due to gains on foreign currency exchange of $1.6 million in the first nine months of 2016 compared to $0.7 million in the first nine months of 2015 and income from royalties of $2.5 million in the first nine months of 2016 compared to $0.6 million in the first nine months of 2015.
Income Taxes – Income tax expense was recorded at an effective rate of 40.9% for the first nine months of 2016 compared to a 39.5% effective tax benefit rate for the first nine months of 2015. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first nine months of 2016, our effective tax rate was also impacted by the establishment of an uncertain tax position and a state tax law change. Excluding the $3.0 million of tax expense related to the uncertain tax position and the $1.0 million of tax expense related to the state law change, our effective tax rate for the nine months ended September 30, 2016 was 38.2%.
Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $450 million senior secured revolving credit facility and our $550 million receivables securitization facility, together will provide sufficient liquidity to allow us to meet our cash requirements for at least the next twelve months. Our anticipated uses of cash include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our strategic initiatives and invest to grow our business. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. As discussed below, we have also instituted a cash dividend policy and may repurchase shares of our common stock opportunistically.
As of September 30, 2016, we had total cash on hand of $28.2 million, of which $11.2 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations.
At September 30, 2016, we had $906.0 million of long-term debt obligations, excluding unamortized discounts and debt issuance costs of $10.0 million, and $699.0 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Dividends —Under our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom stock awards provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. On March 3, 2016, we announced that our Board of Directors declared an increased quarterly dividend of $0.09 per share of common stock, from the $0.07 per share quarterly dividend paid each quarter in 2014 and 2015. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually). Quarterly dividends of $0.09 per share were paid in March, June and September of 2016, totaling approximately $24.7 million for the first nine months of 2016. Quarterly dividends of $0.07 per share were paid in March, June and September of 2015, totaling approximately $19.8 million for the first nine months of 2015. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. See Note 7 to our unaudited Condensed Consolidated Financial Statements.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended September 30, 2016 and we repurchased 1,371,185 shares for $25.0 million during the nine months ended September 30, 2016. We repurchased 3,165,582 shares for $53.0 million during the three and nine months ended September 30, 2015. As of September 30, 2016, $197.1 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
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
Senior Secured Revolving Credit Facility — In March 2015, we terminated our previous credit facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issue costs of $5.3 million during the nine months ended September 30, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our unaudited Condensed Consolidated Statements of Operations.
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
Loans outstanding under the Credit Facility bear interest, at our option, at either (i) the LIBO rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of September 30, 2016) based on the total net leverage ratio (as defined in the Credit Agreement), or (ii) the alternate base rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of September 30, 2016) based on the total net leverage ratio.
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
At September 30, 2016, there were no outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the nine months ended September 30, 2016 was $1.6 million. There were no letters of credit issued under the Credit Facility as of September 30, 2016.
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
There were outstanding borrowings of $60.0 million under the receivables securitization facility, as amended, as of September 30, 2016. In addition to letters of credit in the aggregate amount of $118.6 million that were issued but undrawn, the remaining available borrowing capacity was $249.0 million at September 30, 2016. Availability under the receivables securitization facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio.
At November 2, 2016, we had $10.0 million outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $118.3 million that were issued but undrawn.
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
Total net leverage ratio is defined in the Credit Agreement as consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. Although we do not have a financial covenant tied to our total net leverage ratio, it is used in determining pricing under the Credit Agreement. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio exceeds 3.25x.
As of September 30, 2016, we were in compliance with all covenants under our credit agreements.

Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30
	2016	2015	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$184,618	$322,028	$(137,410)
Investing activities	(224,884)	(64,807)	(160,077)
Financing activities	9,044	(208,379)	217,423
Effect of exchange rate changes on cash and cash equivalents	(1,354)	(1,437)	83
Net increase (decrease) in cash and cash equivalents	$(32,576)	$47,405	$(79,981)

Operating Activities
Net cash provided by operating activities was $184.6 million for the nine months ended September 30, 2016 compared to $322.0 million for the nine months ended September 30, 2015. The decrease was partially attributable to a higher incentive-based compensation payout in the first quarter of 2016 associated with higher earnings for the full year of 2015. Additionally, the decrease was attributable to the receipt of our 2014 federal income tax refund of $56 million during the nine months ended September 30, 2015.
Investing Activities
Net cash used in investing activities increased by $160.1 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase is primarily attributable to the $157.3 million purchase price for the Friendly's acquisition, which closed in the second quarter of 2016.
Financing Activities
Net cash provided by financing activities was $9.0 million in the nine months ended September 30, 2016 versus net cash used in financing activities of $208.4 million in the nine months ended September 30, 2015. This change was driven by net debt proceeds under our credit facilities of $60.0 million in the first nine months of 2016, as compared to net repayments of debt under our credit facilities of $305.3 million in the first nine months of 2015. Additionally, in the first nine months of 2015, we paid $16.8 million of financing costs in connection with our debt activities. Further contributing to the increase in net cash provided by financing activities was a decrease in share repurchases under our stock repurchase program to $25.0 million during the first nine months of 2016 from $53.0 million in the comparable prior year period. Offsetting these increases were net proceeds from the issuance of debt of $186.5 million in the first nine months of 2015, which reflects proceeds of $700.0 million from the issuance of the 2023 Notes, net of repayments on the early retirement of long-term debt of $513.5 million. See Note 5 to our unaudited Condensed Consolidated Financial Statements. Additionally, cash used for dividend payments increased to $24.7 million in the first nine months of 2016 in comparison to $19.8 million in the first nine months of 2015. See Note 7 to our unaudited Condensed Consolidated Financial Statements.
Contractual Obligations
As of September 30, 2016, there were no material changes outside the ordinary course of business to our contractual obligations as reported in our 2015 Annual Report on Form 10-K, except as described below:

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
Other Commitments and Contingencies
In 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will become payable only if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our related milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of cost control and supply chain efficiency, we continue to evaluate our sources of raw milk supply.
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
See Note 12 to our unaudited Condensed Consolidated Financial Statements.
Future Capital Requirements
During 2016, we intend to invest a total of approximately $150 million to $160 million in capital expenditures, primarily for our existing manufacturing facilities and in support of our strategic initiatives. We expect cash interest to be approximately $61 million to $62 million based upon current debt levels and projected forward interest rates under our Credit Facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $6 million.
On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. We have also instituted a cash dividend policy and may repurchase shares of our common stock opportunistically.
Known Trends and Uncertainties
Prices of Conventional Raw Milk and Other Inputs
Conventional Raw Milk and Butterfat — The primary raw materials used in the products we manufacture, distribute and sell are conventional milk (which contains both raw milk and butterfat) and bulk cream. On a monthly basis, the federal government and certain state governments set minimum prices for raw milk. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and can sometimes differ within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to changes in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the Grade AA butter price on the Chicago Mercantile Exchange.
Prices for conventional raw milk in the third quarter of 2016 were nearly 8% lower than year-ago levels and increased approximately 12% sequentially from the second quarter of 2016. We currently expect raw milk costs to increase by approximately 6% sequentially in the fourth quarter of 2016 (an approximately 2% decrease year-over-year). We currently anticipate ongoing stability in raw milk pricing going into 2017. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
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
Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. For 2016, we expect our fuel costs to be lower than the prior year, with our resin costs increasing slightly for the remainder of the year.
Volume Performance
In the third quarter of 2016, our total sales volume across all product categories declined approximately 1.0% versus year-ago levels. The declines in our fluid milk volumes in the third quarter of 2016 compared to the third quarter of the prior year were primarily due to large format private label volume we have chosen to exit, as this volume was not consistent with our more disciplined pricing architecture. Our total branded white milk volumes decreased 1.8% year-over-year, and we experienced a nearly 5% increase in our flavored milk volumes. Our branded white milk includes DairyPure® and all of our other brands, all of which have varying economics across different channels and geographies. Across our other, non-fluid milk product categories, we experienced an increase in ice cream volume of approximately 14%, driven primarily by volumes associated with our recent Friendly's acquisition.
On a year-over-year basis, fluid milk sales data published by the USDA through August 2016 shows a fluid milk category sales volume decline of 0.9% for the third quarter to date. The conventional flavored milk category continues to drive growth in the fluid milk category, with year-over-year improvement of 5%.
In total, fluid milk volume performance is consistent with or exceeding our expectations. For the fourth quarter of 2016, on a year-over-year basis, we expect total volumes to continue to improve, driven primarily by additional private label volume and volume attributable to the Friendly's acquisition.
Tax Rate
Income tax expense was recorded at an effective rate of 40.9% in the first nine months of 2016 compared to a 39.5% effective tax rate for the first nine months of 2015. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.
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

Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2016.
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

Part II — Other Information
Item 1. Legal Proceedings
Tennessee Retailer and Indirect Purchaser Actions
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. On January 19, 2016, the district court granted summary judgment to defendants on claims accruing after May 8, 2009. On January 25, 2016, the district court denied summary judgment in other respects and denied plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition was denied on June 14, 2016. On March 30, 2016, the district court issued an order holding that the case will be judged under an antitrust legal doctrine known as the rule of reason. The case is presently scheduled for trial on March 28, 2017. At this time, it is not possible for us to predict the outcome of the matter.
On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). This case was voluntarily dismissed, and the same plaintiffs filed a nearly identical complaint on January 17, 2013. The allegations in this complaint were similar to those in both the retailer action and the 2009 indirect purchaser action, but involved only claims arising under Tennessee law. The Company filed a motion to dismiss, and on September 11, 2014, the district court granted in part and denied in part that motion, dismissing the non-Tennessee plaintiffs’ claims. The Company filed its answer to the surviving claims on October 15, 2014. On March 16, 2016, the court granted a joint motion to stay the indirect purchaser action pending the Sixth Circuit’s decision on the pending class certification review petition in the retailer action. On July 11, 2016, the parties stipulated to the dismissal of the indirect purchaser action; the stipulation does not address whether the right of plaintiffs to file a new complaint has been waived or lost. At this time, it is not possible for us to predict the outcome of this matter.
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
Walmart and its subsidiaries, including Sam’s Club, accounted for approximately 16% of our consolidated net sales in 2015, and our top five customers, including Walmart, collectively accounted for approximately 29% of our consolidated net sales in 2015. In addition, we are indirectly exposed to the financial and business risks of our significant customers because, as their dairy products business declines, they may correspondingly decrease the volumes purchased from us. In March 2016, Walmart announced that it plans to build a dairy processing plant in Indiana to supply certain Walmart and Sam's Club stores located in the Midwest. We currently estimate that the impact of this processing plant may result in our loss of sales of approximately 100 million gallons annually of very low-margin private-label fluid milk volume. However, we do not expect this announcement to materially affect our private-label fluid milk volumes in 2017. The loss of, or further declines in sales volumes purchased by, any of our largest customers could negatively impact our sales and profits, particularly due to our significant fixed costs and assets, which are difficult to rapidly reduce in response to significant volume declines.

Item 6. Exhibits

10.1	Letter Agreement, dated July 3, 2016, between Dean Foods Company and Russell F. Coleman (filed herewith).
10.2	Letter Agreement, dated August 31, 2016, between Dean Foods Company and Gregg A. Tanner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 1, 2016).
10.3	Letter Agreement, dated August 31, 2016, between Dean Foods Company and Ralph Scozzafava (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

DEAN FOODS COMPANY

/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President, Finance and Chief Accounting Officer
November 7, 2016

Exhibit Index

10.1	Letter Agreement, dated July 3, 2016, between Dean Foods Company and Russell F. Coleman (filed herewith).
10.2	Letter Agreement, dated August 31, 2016, between Dean Foods Company and Gregg A. Tanner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 1, 2016).
10.3	Letter Agreement, dated August 31, 2016, between Dean Foods Company and Ralph Scozzafava (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS XBRL Instance Document(1).
101.SCH XBRL Taxonomy Extension Schema Document(1).
101.CAL XBRL Taxonomy Calculation Linkbase Document(1).
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(1).
101.LAB XBRL Taxonomy Label Linkbase Document(1).
101.PRE XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Filed electronically herewith.