Form 10-K
period 2016-12-31
DEAN FOODS CO
filed 2017-02-22
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2016, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2016, was approximately $1.64 billion.
The number of shares of the registrant’s common stock outstanding as of February 17, 2017 was 90,759,214.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 10, 2017, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena ®, Berkeley Farms ®, Country Fresh ®, Dean’s ®, Friendly's ®, Garelick Farms ®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms ®, Mayfield ®, McArthur ®, Meadow Gold®, Oak Farms ®, PET ® (licensed brand), T.G. Lee ®, Tuscan ® and more. In all, we have more than 50 national, regional and local dairy brands, as well as private labels. Dean Foods also makes and distributes ice cream, cultured products, juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of national brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.
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

Developments Since January 1, 2016
Management Changes — Effective January 1, 2017, Ralph Scozzafava, formerly Executive Vice President and Chief Operating Officer, was promoted to Chief Executive Officer and appointed to the Company’s Board of Directors. Gregg A. Tanner stepped down as Chief Executive Officer of the Company and resigned from his position as a member of the Company’s Board of Directors, effective January 1, 2017. Mr. Tanner will continue to serve in an advisory capacity as an employee of the Company through the Annual Stockholders Meeting in May 2017.
Amendment to Senior Secured Revolving Credit Facility — On January 4, 2017, we amended the credit agreement governing our senior secured revolving credit facility to, among other things, extend the maturity date of the Credit Facility to January 4, 2022, modify certain financial covenants and modify certain other terms. Please see "Part II — Item 7 — Management's Discussion & Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for additional information regarding the amendment.
Amendment to Receivables Securitization Facility — On January 4, 2017, we amended our receivables securitization facility to, among other things, extend the liquidity termination date to January 4, 2020, reduce the maximum size of the receivables securitization facility to $450 million, modify certain financial covenants to be consistent with the amended leverage ratio covenant under the Credit Agreement described above, and to modify certain other terms. Please see "Part II —Item 7—Management's Discussion & Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for additional information regarding the amendment.
Friendly's Acquisition — On June 20, 2016, we completed the acquisition of Friendly’s Ice Cream Holdings Corp. (“Friendly’s Holdings”), including its wholly-owned subsidiary, Friendly’s Manufacturing and Retail, LLC (“Friendly’s Manufacturing,” and together with Friendly’s Holdings, “Friendly’s”), the Friendly’s® trademark and all intellectual property associated with the ice cream business. Friendly’s develops, produces, manufactures, markets, distributes and sells ice cream and other frozen dessert-related products, as well as toppings. The total purchase price was $158.2 million. The acquisition was funded through a combination of cash on hand and borrowings under our senior secured credit facility and receivables securitization facility. Friendly's results of operations have been included in our Consolidated Statements of Operations from the date of acquisition.
Other — In March 2016, Wal-Mart Stores, Inc. announced that it plans to build a dairy processing plant in Indiana to supply certain Wal-Mart and Sam's Club stores located in the Midwest. We currently estimate that the impact of this processing plant may result in our loss of sales of approximately 100 million gallons annually of very low-margin private-label fluid milk volume. Pursuant to our agreement with Wal-Mart, Wal-Mart is required to provide advance notice to us prior to terminating the agreement for each specific region. We have not yet received notice of termination from Wal-Mart with respect to its stores in any region. Dialogue between the Company and Wal-Mart is ongoing, and we are actively taking steps to optimize our network to mitigate the impact of volume losses in the potentially affected region if and when they occur. We do not expect the loss of volume resulting from the completion of Wal-Mart’s plant to materially affect our financial results. Further, we expect to continue to supply Wal-Mart's private label milk for other Wal-Mart and Sam's Club stores across the United States pursuant to our existing agreements.

Overview
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $7.7 billion in 2016. The following charts depict our 2016 net sales by product and product sales mix between company branded versus private label.

(1)	Includes half-and-half and whipping cream.

(2)	Includes creamers and other extended shelf-life fluids.

(3)	Includes fruit juice, fruit flavored drinks, iced tea and water.

(4)	Includes ice cream, ice cream mix and ice cream novelties.

(5)	Includes items for resale such as cream, butter, cheese, eggs and milkshakes.

(6)	Includes all national, regional and local brands.

We sell our products under national, regional and local proprietary or licensed brands. Products not sold under these brands are sold under a variety of private labels. We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department. Our largest customer is Wal-Mart Stores, Inc., including its subsidiaries such as Sam’s Club, which accounted for approximately 16.7% of our net sales for the year ended December 31, 2016.
Our brands include DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand. As of December 31, 2016, our national, local and regional proprietary and licensed brands included the following:

Alta Dena®	Hygeia®	PET® (licensed brand)
Arctic Splash®	Jilbert™	Pog® (licensed brand)
Barbers Dairy®	Knudsen® (licensed brand)	Price’s™
Barbe’s®	LAND O LAKES® (licensed brand)	Purity™
Berkeley Farms®	Land-O-Sun & design®	ReadyLeaf®
Broughton™	Lehigh Valley Dairy Farms®	Reiter™
Brown Cow®	Louis Trauth Dairy Inc.®	Robinson™
Brown’s Dairy®	Mayfield®	Schepps®
Caribou® (licensed brand)	McArthur®	Shenandoah’s Pride®
Chug®	Meadow Brook®	Stroh’s®
Country Fresh™	Meadow Gold®	Swiss Dairy™
Country Love®	Mile High Ice Cream™	Swiss Premium™
Creamland™	Model Dairy®	TruMoo®
DairyPure®	Morning Glory®	T.G. Lee®
Dean’s®	Nature’s Pride®	Turtle Tracks®
Fieldcrest®	Nurture®	Tuscan®
Friendly's®	Nutty Buddy®	Verifine®
Fruit Rush®	Oak Farms®	Viva®
Gandy’s™	Orchard Pure®
Garelick Farms®	Over the Moon®

We currently operate 66 manufacturing facilities in 32 states located largely based on customer needs and other market factors, with distribution capabilities across all 50 states. For more information about our facilities, see “Item 2. Properties.” Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct-to-store delivery” or “DSD” system. We believe that we have one of the most extensive refrigerated DSD systems in the United States.
The primary raw material used in our products is conventional milk (which contains both raw milk and butterfat) that we purchase primarily from farmers’ cooperatives, as well as from independent farmers. The federal government and certain state governments set minimum prices for raw milk and butterfat on a monthly basis. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The price of resin fluctuates based on changes in crude oil and natural gas prices. Other raw materials and commodities used by us include diesel fuel, used to operate our extensive DSD system, and juice concentrates and sweeteners used in our products. We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization. We continue to balance our product pricing with the execution of our strategy to improve net price realization and, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases.
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
For more information on factors that could impact our business, see “— Government Regulation — Milk Industry Regulation” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs.” See Note 18 to our Consolidated Financial Statements for segment, geographic and customer information.
Current Business Strategy
Dean Foods has evolved over the past 20 years through periods of rapid acquisition, consolidation, integration and, recently, the separation of our operations including the spin-off of The WhiteWave Foods Company ("WhiteWave") and sale of Morningstar Foods ("Morningstar") in 2013. Today, we are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States.
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
Corporate Responsibility
Within our business strategies, corporate responsibility remains an integral part of our efforts. As we work to strengthen our business, we are committed to do it in a way that is right for our employees, shareholders, consumers, customers, suppliers and the environment. We intend to realize savings by reducing waste and duplication while we continue to support programs that improve our local communities. We believe that our customers, consumers and suppliers value our efforts to operate in an ethical, environmentally sustainable, and socially responsible manner.

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
Intellectual Property
We are continually developing new technology and enhancing existing proprietary technology related to our dairy operations. Six U.S. and six international patents have been issued to us and six U.S. and two international patent applications are pending. Our U.S. patents are expected to expire at various dates between February 2019 and May 2029. If the pending U.S. patent applications are granted, those patents would be expected to expire at various dates between June 2035 and October 2036. Our international patents are expected to expire at various dates between February 2028 and March 2030. If the pending international patent applications are granted, those patents would be expected to expire in March 2030.
We primarily rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology or trademarks.
Research and Development
Our total research and development ("R&D") expense was $3.0 million, $2.3 million and $1.9 million for 2016, 2015 and 2014, respectively. Our R&D activities primarily consist of generating and testing new product concepts, new flavors of products and packaging.
Employees
As of December 31, 2016, we had approximately 17,000 employees. Approximately 37% of our employees participate in a multitude of collective bargaining agreements of varying duration and terms.
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
We use quality control laboratories in our manufacturing facilities to test raw ingredients. In addition, all of our facilities have achieved Safety Quality Food ("SQF") Level 3 under the Global Food Safety Initiative. Product quality and freshness are essential to the successful distribution of our products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We believe our facilities and manufacturing practices are in material compliance with all government regulations applicable to our business.

Employee Safety Regulations
We are subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations applicable to our business.
Environmental Regulations
We are subject to various state and federal environmental laws, regulations and directives, including the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended. Our plants use a number of chemicals that are considered to be “extremely” hazardous substances pursuant to applicable environmental laws due to their toxicity, including ammonia, which is used extensively in our operations as a refrigerant. Such chemicals must be handled in accordance with such environmental laws. Also, on occasion, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels allowed under local regulations. As a result, certain of our facilities are required to pay wastewater surcharges or to construct wastewater pretreatment facilities. To date, such wastewater surcharges and construction costs have not had a material effect on our financial condition or results of operations.
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
Although we generally pass through the cost of dairy commodities to our customers over time, we believe demand destruction can occur at certain price levels, and we may be unwilling or unable to pass through the cost of dairy commodities, which could materially and adversely affect our profitability. Dairy commodity prices can be affected by adverse weather conditions (including the impact of climate change) and natural disasters, such as floods, droughts, frost, fires, earthquakes and pestilence, which can lower crop and dairy yields and reduce supplies of these ingredients or increase their prices.
Our profitability also depends on the cost and supply of non-dairy raw materials and other inputs, such as sweeteners, petroleum-based products, diesel fuel, resin and other non-dairy food ingredients.

Our dairy and non-dairy raw materials are generally sourced from third parties, and we are not assured of continued supply, pricing or sufficient access to raw materials from any of these suppliers. Distribution or damage to our suppliers' manufacturing, transportation or distribution capabilities could impair our ability to make, transport, distribute or sell our products. Other events that adversely affect our suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include adverse weather conditions (including climate change) or natural disasters, government action, or problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, reputation and international demand and supply characteristics.
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
If we fail to anticipate and respond to these changes and trends, we may experience reduced consumer demand for our products, which in turn could adversely affect our sales volumes and our business could be negatively affected.
We may be adversely impacted by a changing customer landscape.
Many of our customers, such as supermarkets, warehouse clubs and food distributors, have experienced industry consolidation in recent years and this consolidation is expected to continue. These consolidations have produced large, more sophisticated customers with increased buying power and negotiating strength, who may seek lower prices or more favorable terms, and they have increased our dependence on key large-format retailers and discounters. In addition, some of these customers are vertically integrated and have re-dedicated key shelf-space currently occupied by our branded products for their private label products. We are also seeing certain retailers place a greater emphasis on their own private label products and proprietary brands. In addition to the competitive pressures from retail customers, we are facing increased competition from dairy cooperatives and other processors. Higher levels of price competition and higher resistance to price increases have had a significant impact on our business. If we are unable to respond to these customer dynamics, our business or financial results could be adversely affected.
Volume softness in the dairy category has had a negative impact on our sales and profits.
Industry-wide volume softness across dairy product categories, particularly within fluid milk, continued in 2016. Decreasing dairy category volume has increased the impact of declining margins on our business. Periods of declining volumes limit the cost and price increases that we can seek to recapture. We may continue to experience periods of volume softness in the future. In addition, in recent years, we have experienced a decline in historical volumes from some of our largest customers, which has negatively impacted our sales and profitability and which will continue to have a negative impact in the future if we are not able to attract and retain a profitable customer and product mix.

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
The success of our business strategy depends upon our ability to build our brands.
Building strong brands is a key component of our business strategy in order to expand sales and volumes and to respond to the changing customer landscape. With the launch of our national brands, DairyPure® and TruMoo®, we have expanded from a regional branding strategy to a national branding strategy. We have incurred, and may continue to incur in the future, significant expenditures for advertising and marketing campaigns in an effort to build brand awareness and preference over other private label products. We may not be successful in our efforts to expand our regional brand presence to a national brand presence, and we cannot guarantee that our advertising and marketing campaigns will result in customer or consumer acceptance of our brands. Further, the success of our national branding strategy requires us to drive operational changes in order to have a national brand footprint. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.
The loss of, or a material reduction in sales volumes purchased by, any of our largest customers could negatively impact our sales and profits.
Wal-Mart Stores, Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 16.7% and 16.4% of our consolidated net sales in 2016 and 2015, respectively, and our top five customers, including Wal-Mart, collectively accounted for approximately 31% and 29% of our consolidated net sales in 2016 and 2015, respectively. In addition, we are indirectly exposed to the financial and business risks of our largest customers because, as their business declines, they may correspondingly decrease the volumes purchased from us. The loss of, or further declines in sales volumes purchased by, any of our largest customers could negatively impact our sales and profits, particularly due to our significant fixed costs and assets, which are difficult to rapidly reduce in response to significant volume declines.
Our business operations could be disrupted and the liquidity and market price of our securities could decline if our information technology systems fail to perform adequately or experience a security breach.
We maintain a large database of confidential information and sensitive data in our information technology systems, including confidential employee, supplier and customer information, and accounting, financial and other data on which we rely for internal and external financial reporting and other purposes. In addition, the efficient operation of our business depends on our information technology systems. We rely on our information technology systems, including those of third parties, to effectively manage our business data, communications, supply chain, logistics, accounting and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology environment, our business or financial results could be negatively impacted. In addition, our information technology systems and those of third parties are vulnerable to damage or interruption from circumstances beyond our control, including systems failures, viruses, security breaches or cyber incidents such as ransomware, intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises. A security breach of such information or failure of our information technology systems or those of third parties that we rely on could result in damage to our reputation, negatively impact our relations with our customers or employees, and expose us to liability and litigation. Moreover, a security breach or failure of our information systems could also result in the alteration, corruption or loss of the accounting, financial or other data on which we rely for internal and external financial reporting and other purposes and, depending on the severity of the security breach or systems failure, could prevent the audit of our financial statements or our internal control over financial reporting from being completed on a timely basis or at all, or could negatively impact the resulting audit opinions. Any such damage or interruption, or alteration, corruption or loss, could have a material adverse effect on our business or could cause our securities to become less liquid and the market price of our securities to decline.

We may incur liabilities or harm to our reputation, or be forced to recall products, as a result of real or perceived product quality or other product-related issues.
We sell products for human consumption, which involves a number of risks. Product contamination, spoilage, other adulteration, misbranding, mislabeling, or product tampering could require us to recall products. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health and safety requirements, or in the event our products cause injury, illness or death. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. A significant product liability, consumer fraud or other legal judgment against us or a widespread product recall may negatively impact our sales, brands, reputation and profitability. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that consumers believe as having strong health and wellness credentials. Further, the risks to our reputation and brand image are more susceptible on a national scale as a result of our expansion from a regional branded platform to a national branded platform. In addition, consumer preferences related to genetically modified foods, animal proteins, or the use of certain sweeteners could result in negative publicity and adversely affect our reputation. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome and could have a material adverse effect on our business.
The failure to successfully identify, consummate and integrate acquisitions into our existing operations could adversely affect our financial results.
We regularly evaluate acquisitions and other strategic opportunities as part of our business strategy. If we are unable to identify suitable acquisition candidates or successfully consummate the acquisitions and integrate the businesses we acquire, our business strategy may not succeed. Potential risks associated with these acquisitions include:
•diversion of management’s attention from other business concerns;
•inability to achieve anticipated benefits from these acquisitions in the timeframe we anticipate, or at all;

•	inherent risks in entering geographic locations, markets or lines of business in which we have limited prior experience;

•	inability to integrate the new operations, technologies and products of the acquired companies successfully with our existing businesses;

•	potential disruption of our ongoing business;
•potential loss of key employees and customers of the acquired companies;
•possible assumption of unknown liabilities; and
•potential disputes with the sellers.
Moreover, merger and acquisition activities are subject to antitrust and competition laws, which have impacted, and may continue to impact, our ability to pursue strategic transactions.
In addition, acquisitions outside the United States may present unique challenges and increase our exposure to the risks associated with foreign operations, including foreign currency risks and compliance with foreign rules and regulations. Any or all of these risks could materially adversely impact our business and financial results.
We may not realize anticipated benefits from our cost reduction efforts.
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
Price concessions to retailers have negatively impacted, and could continue to negatively impact, our operating margins and profitability.

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
The success of our business depends, in part, on maintaining a strong production platform and we rely on internal production resources and third-party co-packers to fulfill our manufacturing needs. As part of our ongoing cost reduction efforts, we have closed or announced the closure of a number of our plants since late 2012. It is possible that we may need to increase our reliance on third parties to provide manufacturing and supply services, commonly referred to as “co-packing” agreements, for a number of our products. In particular, there is increasing consumer preference for certain sized extended shelf life (“ESL”) products in certain categories and, as a result of the Morningstar divestiture, we are contractually limited in our ability to manufacture ESL products. In such case, we must rely on our co-packers. A failure by our co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products and cause damage to the reputation of our brand. If we need to enter into additional co-packing agreements in the future, we can provide no assurance that we would be able to find acceptable third-party providers or enter into agreements on satisfactory terms. Our inability to establish satisfactory co-packing arrangements could limit our ability to operate our business and could negatively affect our sales volumes and results of operations. If we cannot maintain sufficient production capacity, either internally or through third-party agreements, we may be unable to meet customer demand and/or our manufacturing costs may increase, which could negatively affect our business.
If we are unable to hire, retain and develop our leadership bench, or fail to develop and implement an adequate succession plan for current leadership positions, it could have a negative impact on our business.
Our continued and future success depends partly upon our ability to hire, retain and develop our leadership bench.  Effective succession planning is also a key factor in our long-term success. Any unplanned turnover or failure to develop or implement an adequate succession plan to backfill key leadership positions could deplete our institutional knowledge base and erode our competitive advantage. Our failure to enable the effective transfer of knowledge or to facilitate smooth transitions with regard to key leadership positions, including Mr. Scozzafava's transition as CEO, could adversely affect our long-term strategic planning and execution and negatively affect our business, financial condition and results of operations.

Our existing debt and other financial obligations may restrict our business operations and we may incur even more debt.
We have substantial debt and other financial obligations and significant unused borrowing capacity. We may incur additional debt in the future. In addition to our other financial obligations, on December 31, 2016, we had $895.1 million of long-term debt obligations, excluding unamortized discounts and debt issuance costs of $9.0 million. On February 17, 2017, we had the ability to borrow up to a combined additional $699.3 million of combined future borrowing capacity under our Credit Facility and receivables securitization facility, subject to compliance with certain conditions.
We have pledged substantially all of our assets, other than real property, to secure our Credit Facility. Our debt and related debt service obligations could:

•
require us to dedicate significant cash flow to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes, including for funding working capital, capital expenditures, and acquisitions and for other general corporate purposes;

•	limit our flexibility in planning for or reacting to changes in our business and market conditions;

•
impose on us additional financial and operational restrictions, including restrictions on our ability to, among other things, incur additional indebtedness, create liens, guarantee obligations, undertake acquisitions or sales of assets, declare dividends and make other specified restricted payments, and make investments; and

•	place us at a competitive disadvantage compared to businesses in our industry that have less debt or that are debt-free.
To the extent that we incur additional indebtedness in the future, these limitations would likely have a greater impact on our business. Failure to make required payments on our debt or comply with the financial covenants or any other non-financial or restrictive covenants set forth in the agreements governing our debt could create a default and cause a downgrade to our credit rating. Upon a default, our lenders could accelerate the indebtedness, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. In those circumstances, we may be required to amend the agreements governing our debt, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance, which in turn, is subject to various factors such as prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Current Debt Obligations” for more information.
We may need additional financing in the future, and we may not be able to obtain that financing.
From time to time, we may need additional financing to support our business and pursue our growth strategy, including strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain additional financing in the future, our business, financial condition, and operations could be materially adversely affected.
Risks Related to Our Common Stock
Our Board of Directors could change our dividend policy at any time.
In November 2013, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Under this policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to this policy, we paid quarterly dividends of $0.07 per share ($0.28 per share annually) in 2015, which was increased to $0.09 per share ($0.36 per share annually) in March 2016. However, we are not required to pay dividends and our stockholders do not have contractual or other legal rights to receive them. Any determination to pay cash dividends on our common stock in the future may be affected by business conditions, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Furthermore, our Board of Directors may decide at any time, in its discretion, not to pay a dividend, to decrease the amount of dividends or to change or revoke the dividend policy entirely. If we do not pay dividends, for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.

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
We sponsor various defined benefit and defined contribution retirement plans, as well as contribute to various multiemployer pension plans on behalf of our employees. Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs and increase future funding requirements of our plans. Pension and post-retirement costs also may be significantly affected by changes in key actuarial assumptions including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. Recent changes in federal laws require plan sponsors to eliminate, over defined time periods, the underfunded status of plans that are subject to the Employee Retirement Income Security Act rules and regulations. Certain of our defined benefit retirement plans are less than fully funded. Facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit retirement plans, and the costs of such liabilities may be significant or may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows. In addition to potential changes in funding requirements, the costs of maintaining our pension plans are impacted by various factors including increases in healthcare costs and legislative changes such as the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010.

Members of the U.S. Congress and the new presidential administration have recently announced plans to repeal and replace the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010. However, it remains unclear how a repeal or replacement of these programs might affect healthcare costs or legislation.
Future funding requirements, withdrawal liabilities and related charges associated with multiemployer plans in which we participate could have a material negative impact on our business.
In addition to our company-sponsored pension plans, we participate in certain multiemployer defined benefit pension plans that are administered jointly by labor unions representing certain of our employees and multiple employers like us that have employees participating in the plan. We make periodic contributions to these multiemployer pension plans in accordance with the provisions of negotiated collective bargaining agreements. Our required contributions to these plans could increase due to a number of factors, including the funded status of the plans and the level of our ongoing participation in these plans. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. In the event that we decide to withdraw from participation in one of these multiemployer plans, we could be required to make additional lump-sum contributions to the relevant plan. These withdrawal liabilities may be significant and could materially adversely affect our business and our financial results.
Some of the plans in which we participate are reported to have significant underfunded liabilities, which could increase the amount of any potential withdrawal liability. In addition, under the Pension Protection Act of 2006, special funding rules apply to multiemployer pension plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions. One of the multiemployer pension plans in which we participate was in “critical” status based on that plan's most recent Form 5500, meaning it was less than 65% funded. Future funding requirements and related charges associated with multiemployer plans in which we participate could have a material negative impact on our results of operations, financial condition and cash flows.
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
Legal and Regulatory Risks

Litigation, such as the pending antitrust lawsuit, could expose us to significant liabilities and may have a material adverse impact on our reputation and business.
Scrutiny of the dairy industry has resulted, and may continue to result, in litigation against us, such as the private antitrust lawsuit discussed below. Such lawsuits are expensive to defend, divert management’s attention and may result in significant judgments. In some cases, these awards would be trebled by statute and successful plaintiffs are entitled to an award of attorneys’ fees. Depending on its size, such a judgment could materially and adversely affect our results of operations, cash flows and financial condition and impair our ability to continue operations. We may not be able to pay such judgment or to post a bond for an appeal, given our financial condition and our available cash resources. In addition, depending on its size, failure to pay such a judgment or failure to post an appeal bond could cause us to breach certain provisions of our credit facilities. In either of these or other circumstances, we may seek a waiver of or amendment to the terms of our credit facilities, but we may not be able to obtain such a waiver or amendment. Failure to obtain such a waiver or amendment would materially and adversely affect our results of operations, cash flows and financial condition and could impair our ability to continue operations. Moreover, such litigation could expose us to negative publicity, which could adversely affect our brands, reputation and/or customer preference for our products.
We are defending a private antitrust lawsuit that is scheduled for trial beginning March 28, 2017. The two plaintiffs initiated this case in 2007 as a putative class action. Although the court has refused to certify the case as a class action, the two original plaintiffs are pursuing their individual claims for damages. The outcome of this lawsuit is uncertain, and no assurance can be given that the outcome will be favorable to us. Plaintiffs claim damages of $57 million. If plaintiffs were to prevail, any damage award would be trebled as a matter of law. In addition, if plaintiffs were to prevail, they would be entitled to an award of their reasonable attorneys’ fees. The denial of class certification did not act as an adjudication on the merits, either for those named plaintiffs or for the class of purchasers the named plaintiffs proposed to represent. Therefore, we may be subject to subsequent litigation by such purchasers.
Our results of operations could be adversely affected if actual losses from legal claims against us exceed our reserves.
We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. If the amounts we are required to pay as a result of claims against us substantially exceed the sums anticipated by our reserves, if established, the need to pay those amounts could have a material adverse effect on our results of operations.
Labor disputes could adversely affect us.
As of December 31, 2016, approximately 37% of our employees participated in collective bargaining agreements. Our collective bargaining agreements are scheduled to expire at various times over the next 3 to 5 years. At any given time, we may face a number of union organizing drives. When we negotiate collective bargaining agreements or terms, we and the union may disagree on important issues which, in turn, could possibly lead to a strike, work slowdown or other job actions at one or more of our locations. In the event of a strike, work slowdown or other labor unrest, or if we are unable to negotiate labor contracts on reasonable terms, our ability to supply our products to customers could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities. In addition, our ability to make short-term adjustments to control compensation and benefits costs or otherwise to adapt to changing business requirements may be limited by the terms of our collective bargaining agreements.
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
The food production and marketing industry is subject to a variety of federal, state and local laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, packaging, storage, marketing, advertising, labeling quality and distribution of our products, as well as those related to worker health and workplace safety. Our activities are subject to extensive regulation. We are regulated by, among other federal and state authorities, the FDA, the EPA, the FTC, and the U.S. Departments of Agriculture, Commerce, Labor and Transportation. Federal legislation passed in 2016 directs the USDA to adopt rules requiring the labeling of products containing or derived from genetically engineered organisms. New rules adopted by the FDA redesigned the Nutrition Facts label and requires all packaged goods to use the new label by July 2018. Change and implementation of new labels on our products to comply with these rules may result in significant costs to our business. In addition, a growing number of local ordinances across the country have imposed a tax on sweetened beverages, which may have a negative impact on our sales, results of operations and our business. In addition, a number of states are considering similar laws. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers.
In addition, our volumes may be impacted by the level of government spending that supports grocery purchases because such amounts may impact the level of consumer spending on fluid dairy products. As a meaningful portion of Supplemental Nutrition Assistance Program (“SNAP”) benefits are spent in the dairy category, we are cautious about the impact that any change or reduction in these benefits could have on consumer spending in the dairy category. Any reduction or change in SNAP benefits or the suspension, curtailment, or expiration of other government spending programs, such as the Special Supplemental Nutrition Program for Women, Infants, and Children, could have an adverse impact upon our volumes and our results of operations.
In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal and state laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products or force changes in our production processes or procedures (or force us to implement new processes or procedures). For example, the FDA has finalized new regulations pursuant to the Food Safety Modernization Act of 2011 which requires, among other things, that food facilities conduct contamination hazard analysis, implement risk-based preventive controls and develop track-and-trace capabilities, and there could be unforeseen issues, requirements and costs that arise as we come into compliance with these new rules by the various required compliance dates over the next two to three years. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in leased premises at 2711 North Haskell Avenue, Suite 3400, Dallas, Texas 75204. In addition, we operate 66 manufacturing facilities. We believe that our facilities are well maintained and are generally suitable and of sufficient capacity to support our current business operations and that the loss of any single facility would not have a material adverse effect on our operations or financial results.
We currently conduct our manufacturing operations within the following facilities, most of which are owned:

Homewood, Alabama(2)	Hammond, Louisiana	Springfield, Ohio
City of Industry, California(2)	Franklin, Massachusetts	Toledo, Ohio
Hayward, California	Lynn, Massachusetts	Erie, Pennsylvania
Englewood, Colorado	Wilbraham, Massachusetts	Lansdale, Pennsylvania
Greeley, Colorado	Grand Rapids, Michigan	Lebanon, Pennsylvania
Deland, Florida	Livonia, Michigan	Schuylkill Haven, Pennsylvania
Miami, Florida	Marquette, Michigan	Sharpsville, Pennsylvania
Orlando, Florida	Thief River Falls, Minnesota	Spartanburg, South Carolina
Braselton, Georgia	Woodbury, Minnesota	Sioux Falls, South Dakota
Hilo, Hawaii	Billings, Montana	Athens, Tennessee
Honolulu, Hawaii	Great Falls, Montana	Nashville, Tennessee(2)
Boise, Idaho	North Las Vegas, Nevada	Dallas, Texas
Belvidere, Illinois	Reno, Nevada	El Paso, Texas
Harvard, Illinois	Florence, New Jersey	Houston, Texas
Huntley, Illinois	Albuquerque, New Mexico	Lubbock, Texas
O’Fallon, Illinois	Rensselaer, New York	McKinney, Texas
Rockford, Illinois	High Point, North Carolina	San Antonio, Texas
Decatur, Indiana	Winston-Salem, North Carolina	Salt Lake City, Utah
Huntington, Indiana	Bismarck, North Dakota	St. George, Utah
LeMars, Iowa	Tulsa, Oklahoma	Richmond, Virginia
Louisville, Kentucky	Marietta, Ohio	Ashwaubenon, Wisconsin

The majority of our manufacturing facilities also serve as distribution facilities. In addition, we have numerous distribution branches located across the country, some of which are owned but most of which are leased.

Item 3.	Legal Proceedings
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. On January 19, 2016, the district court granted summary judgment to defendants on claims accruing after May 8, 2009. On January 25, 2016, the district court denied summary judgment in other respects and denied plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition was denied by the Sixth Circuit on June 14, 2016. On March 30, 2016, the district court issued an order holding that the case will be judged under an antitrust legal doctrine known as the rule of reason. The case is presently scheduled for trial on March 28, 2017. Plaintiffs claim damages in the amount of $57 million from Dean Foods. If plaintiffs were to prevail, any damage award would be trebled as a matter of law. In addition, if plaintiffs were to prevail, they would be entitled to an award of their reasonable attorneys' fees. The Company believes it has meritorious defenses to plaintiffs’ claims in the retailer action and intends to defend itself vigorously at trial. Based on our current assessment and because at this time it is not possible to predict the outcome of this matter, the Company has not established a reserve for this litigation.
In addition to the pending legal proceeding described above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with these other matters are not expected to have a material adverse impact on our financial position, results of operations, or cash flows.

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
At February 17, 2017, there were 2,182 record holders of our common stock.

	High	Low
2015:
First Quarter	$19.74	$15.36
Second Quarter	19.17	15.76
Third Quarter	18.28	14.56
Fourth Quarter	19.41	15.78
2016:
First Quarter	21.17	16.48
Second Quarter	18.97	16.33
Third Quarter	19.67	15.69
Fourth Quarter	22.14	16.10
Dividends — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. On March 3, 2016, we announced that our Board of Directors declared an increased quarterly dividend of $0.09 per share of common stock, from the $0.07 per share quarterly dividend paid in each quarter of 2015. Annual dividend payments totaled approximately $32.8 million and $26.2 million for the years ended December 31, 2016 and 2015, respectively. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom stock awards provide for cash dividend equivalent units ("DEUs") which vest in cash at the same time as the underlying award.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Current Debt Obligations” and Note 8 to our Consolidated Financial Statements for further information regarding the terms of our senior secured credit facility, including terms restricting the payment of dividends.

Item 6.	Selected Financial Data
The following selected financial data as of and for each of the years ended December 31, 2012 to 2016 has been derived from our audited Consolidated Financial Statements. The operating results of WhiteWave and Morningstar and certain other directly attributable expenses, including interest expense, related to the sale of Morningstar, which occurred on January 3, 2013, and the spin-off of WhiteWave, which was completed on May 23, 2013, are reflected as discontinued operations in the table below for all periods presented. The selected financial data does not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto.

	Year Ended December 31
	2016	2015	2014	2013	2012
	(Dollars in thousands, except share data)
Operating data:
Net sales	$7,710,226	$8,121,661	$9,503,196	$9,016,321	$9,274,662
Cost of sales	5,722,710	6,147,252	7,829,733	7,161,734	7,179,403
Gross profit(1)	1,987,516	1,974,409	1,673,463	1,854,587	2,095,259
Operating costs and expenses:
Selling and distribution	1,348,349	1,379,317	1,355,053	1,337,745	1,419,531
General and administrative	346,028	350,324	288,744	310,453	412,957
Amortization of intangibles	20,752	21,653	2,889	3,669	3,758
Facility closing and reorganization costs, net	8,719	19,844	4,460	27,008	55,787
Litigation settlements(2)	—	—	(2,521)	(1,019)	—
Impairment of goodwill, intangible and other long-lived assets(3)	—	109,910	20,820	43,441	—
Other operating (income) loss(4)	—	—	(4,535)	2,494	(57,459)
Total operating costs and expenses	1,723,848	1,881,048	1,664,910	1,723,791	1,834,574
Operating income	263,668	93,361	8,553	130,796	260,685
Other (income) expense:
Interest expense(5)	66,795	66,813	61,019	200,558	150,589
Loss on early retirement of debt(6)	—	43,609	1,437	63,387	—
Gain on disposition of WhiteWave common stock(7)	—	—	—	(415,783)	—
Other income, net	(5,778)	(3,751)	(1,620)	(400)	(1,664)
Total other (income) expense	61,017	106,671	60,836	(152,238)	148,925
Income (loss) from continuing operations before income taxes	202,651	(13,310)	(52,283)	283,034	111,760
Income tax expense (benefit)	82,034	(5,229)	(32,096)	(42,325)	87,945
Income (loss) from continuing operations	120,617	(8,081)	(20,187)	325,359	23,815
Income (loss) from discontinued operations, net of tax(8)	(312)	(1,095)	(652)	2,803	139,279
Gain (loss) on sale of discontinued operations, net of tax(9)	(376)	668	543	491,195	(2,053)
Net income (loss)	119,929	(8,508)	(20,296)	819,357	161,041
Net loss attributable to non-controlling interest in discontinued operations	—	—	—	(6,179)	(2,419)
Net income (loss) attributable to Dean Foods Company	$119,929	$(8,508)	$(20,296)	$813,178	$158,622
Basic earnings (loss) per common share (10):
Income (loss) from continuing operations attributable to Dean Foods Company	1.33	(0.09)	(0.22)	3.47	0.26
Income (loss) from discontinued operations attributable to Dean Foods Company	(0.01)	—	—	5.20	1.46
Net income (loss) attributable to Dean Foods Company	$1.32	$(0.09)	$(0.22)	$8.67	$1.72
Diluted earnings (loss) per common share(10):
Income (loss) from continuing operations attributable to Dean Foods Company	1.32	(0.09)	(0.22)	3.43	0.26
Income (loss) from discontinued operations attributable to Dean Foods Company	(0.01)	—	—	5.15	1.44
Net income (loss) attributable to Dean Foods Company	$1.31	$(0.09)	$(0.22)	$8.58	$1.70
Cash dividend declared per common share	$0.36	$0.28	$0.28	$—	$—
Average common shares(10):
Basic	90,933,886	93,298,467	93,916,656	93,785,611	92,375,378
Diluted	91,510,483	93,298,467	93,916,656	94,796,236	93,065,912
Other data:
Ratio of earnings to fixed charges(11)	2.84x	0.87x	0.48x	2.17x	1.56x
Balance sheet data (at end of period):
Total assets(12)	$2,606,227	$2,520,163	$2,768,714	$2,800,134	$5,686,907
Long-term debt(12)(13)	886,051	834,573	916,257	895,351	2,311,567
Other long-term liabilities	276,630	272,864	276,318	273,314	357,313
Non-controlling interest(14)	—	—	—	—	102,441
Dean Foods Company stockholders’ equity(15)	610,556	545,504	627,318	714,315	357,187

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

(3)
During the first quarter of 2015, we approved the launch of DairyPure®, our national white milk brand. In connection with the approval of the launch of DairyPure®, we changed our indefinite lived trademarks to finite lived, resulting in a triggering event for impairment testing purposes. Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million. Results for 2014 include non-cash impairment charges of $20.8 million related to property, plant, and equipment at certain of our production facilities. Results for 2013 include non-cash impairment charges of $35.5 million related to property, plant and equipment at certain of our production facilities and $7.9 million related to certain finite and indefinite-lived intangible assets. See Notes 5 and 15 to our Consolidated Financial Statements.

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

(6)
In March 2015, we redeemed the remaining $476.2 million principal amount of our outstanding senior notes due 2016 at a total redemption price of approximately $521.8 million. As a result, we recorded a $38.3 million pre-tax loss on early retirement of long-term debt in the first quarter of 2015. In December 2014, we completed the redemption of our remaining $24 million outstanding principal amount of our senior notes due 2018 at a redemption price equal to 104.875% of their principal amount, plus accrued and unpaid interest, or approximately $26.1 million in total. As a result, we recorded a $1.4 million pre-tax loss on early retirement of debt in 2014. During the fourth quarter of 2013, we successfully completed a cash tender offer for $400 million aggregate principal amount of our senior notes due 2018 and our senior notes due 2016. We purchased $376.2 million of the senior notes due 2018, for their aggregate principal amount plus a call premium of approximately $54 million and $23.8 million of the senior notes due 2016 for their aggregate principal amount plus a call premium of approximately $3 million. As a result, we recorded a $63.4 million pre-tax loss on early retirement of debt. See Note 8 to our Consolidated Financial Statements.

(7)
In July 2013, we disposed of our remaining investment in WhiteWave common stock through a debt-for-equity exchange. As a result of the disposition, we recorded a tax-free gain in continuing operations of $415.8 million in the third quarter of 2013.

(8)
Income (loss) from discontinued operations for each of the five years shown in the table above includes the operating results and certain other directly attributable expenses, including interest expense, related to the disposition of Morningstar and the spin-off of WhiteWave. See Note 2 to our Consolidated Financial Statements.

(9)	Amounts for 2016, 2015, 2014 and 2013 relate to the disposition of Morningstar and the spin-off of WhiteWave in 2013.

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

(12)
Beginning in the first quarter of 2016, unamortized debt issuance costs, not related to revolving credit agreements, of $6.8 million, $7.9 million, $0.9 million, $1.9 million and $10.7 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively, were reclassified from other assets and netted against the outstanding debt balance due to the retrospective effect of ASU No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. See Note 1 to our Consolidated Financial Statements.

(13)	Includes the current portion of long-term debt.

(14)
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

(15)
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
Business Overview
We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $7.7 billion in 2016. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers' locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated DSD systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of national brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.
Our Reportable Segment
We have aligned our leadership team, operating strategy, and sales, logistics and supply chain initiatives into a single operating and reportable segment. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.
Recent Developments
See “Part I — Item 1. Business — Developments Since January 1, 2016” for further information regarding recent developments that have impacted our financial condition and results of operations.

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

	Year Ended December 31
	2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$7,710.2	100.0%	$8,121.7	100.0%	$9,503.2	100.0%
Cost of sales	5,722.7	74.2	6,147.3	75.7	7,829.7	82.4
Gross profit(1)	1,987.5	25.8	1,974.4	24.3	1,673.5	17.6
Operating costs and expenses:
Selling and distribution	1,348.3	17.5	1,379.3	17.0	1,355.1	14.3
General and administrative	346.0	4.5	350.3	4.3	288.7	3.0
Amortization of intangibles	20.8	0.3	21.7	0.3	2.9	—
Facility closing and reorganization costs, net	8.7	0.1	19.8	0.2	4.5	—
Litigation settlements	—	—	—	—	(2.5)	—
Impairment of intangible and long-lived assets	—	—	109.9	1.3	20.8	0.2
Other operating income	—	—	—	—	(4.5)	—
Total operating costs and expenses	1,723.8	22.4	1,881.0	23.1	1,665.0	17.5
Operating income	$263.7	3.4%	$93.4	1.2%	$8.5	0.1%

(1)
As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Sales — The change in net sales was due to the following:

Year Ended December 31, 2016 vs. 2015
(In millions)
Volume	$(216.0)
Pricing and product mix changes	(291.4)
Acquisitions	96.0
Total decrease	$(411.4)
Net sales decreased $411.4 million, or 5.1%, during the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to decreased pricing, as a result of declines in dairy commodity costs from year-ago levels. On average, during the year ended December 31, 2016, the Class I price was 9.4% below prior-year levels.
Net sales were further impacted by a 2.1% total sales volume decline across all products from year-ago levels. Volume declines across our fluid milk business, which accounted for 77% of our total sales volume in 2016, were primarily the result of large format private label volume we have chosen to exit, as this volume was not consistent with our more disciplined pricing architecture. Our total branded white milk volumes decreased 1.8% year-over-year, and we experienced a 2.4% increase in our flavored milk volumes. Net sales declines were partially offset by a $96.0 million increase in net sales attributable to volumes associated with the Friendly's acquisition.

We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization. However, we continue to balance our product pricing with the execution of our strategy to improve net price realization and, in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2016 compared to 2015:

	Year Ended December 31*
	2016	2015	% Change
Class I mover(1)	$14.80	$16.34	(9.4)%
Class I raw skim milk mover(1)(2)	6.75	8.91	(24.2)%
Class I butterfat mover(2)(3)	2.37	2.21	7.2%
Class II raw skim milk minimum(1)(4)	6.47	7.69	(15.9)%
Class II butterfat minimum(3)(4)	2.32	2.30	0.9%

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased 6.9% during the year ended December 31, 2016 in comparison to the year ended December 31, 2015, primarily due to decreased dairy commodity costs. The Class I price was 9.4% below prior-year levels. In addition, this decrease was due to our ongoing cost and efficiency initiatives and lower sales volumes.
Gross Profit — Gross profit percentage increased to 25.8% in 2016 compared to 24.3% in 2015. This increase was primarily due to the execution of our branded pricing strategy and the associated increased margin pool for our branded products, as well as declining input costs and the impact of our ongoing productivity initiatives. Increases to gross profit were partially offset by overall volume declines discussed above.
Operating Costs and Expenses — Our operating expenses decreased $157.2 million, or 8.4%, during the year ended December 31, 2016 in comparison to the year ended December 31, 2015. Significant changes to operating costs and expenses in the year ended December 31, 2016 as compared to the year ended December 31, 2015 include the following:

•
Selling and distribution costs decreased by $31.0 million primarily due to lower fuel costs and net logistics cost reductions during the year ended December 31, 2016 in comparison to the year ended December 31, 2015, partially offset by increased advertising costs.

•
General and administrative costs decreased by $4.3 million primarily due to lower incentive-based compensation paid in 2016 as compared to 2015, partially offset by a separation charge of $10.1 million recorded during 2016 in connection with the announcement of our CEO succession plan. Additionally, we recorded $4.6 million of acquisition costs paid in conjunction with the Friendly's acquisition. See Note 2 to our Consolidated Financial Statements.

•	Facility closing and reorganization costs decreased by $11.1 million. See Note 15 to our Consolidated Financial Statements.

•
We recorded no impairment charges to our intangible assets during the year ended December 31, 2016, compared to $109.9 million of impairment charges during the year ended December 31, 2015. See Note 5 to our Consolidated Financial Statements.

Other (Income) Expense — Other expense decreased by $45.7 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease in expense was primarily due to the loss on early retirement of long-term debt of $43.6 million recorded on the early retirement of our 2016 senior notes and extinguishment of our prior credit facility, which occurred during the first quarter of 2015. Net expense also decreased due to income from royalties of $3.2 million in 2016 compared to $1.7 million in 2015.
Income Taxes — Income tax expense was recorded at an effective rate of 40.5% for 2016 compared to a 39.3% effective tax benefit rate in 2015. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2016, our effective tax rate was also impacted by the establishment of an uncertain tax position. Excluding the $3.0 million of tax expense related to this uncertain tax position, our effective tax rate would have been 39.0%.
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
Net sales were further impacted by a 3.1% total sales volume decline across all products from year-ago levels. Volume declines across our fluid milk business, which accounted for 75% of our total sales volume in 2015, were primarily impacted by choices we have made with respect to our rate realization strategy and channel dynamics, partially offset by an improving fluid milk category. Across our other non-fluid milk products, year-over-year volume declines were largely offset by an increase of approximately 4% in our ice cream volume performance.
During the year ended December 31, 2015, the fluid milk category declined on a year-over-year basis; however, 2015 did reflect improved category performance at retail in comparison to prior years. Despite overall category improvement, our share of the fluid milk category decreased in 2015 from 2014 as we executed our plans to improve net price realization.

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
Cost of Sales — Cost of sales decreased 21.5% during the year ended December 31, 2015 in comparison to the year ended December 31, 2014, primarily due to decreased dairy commodity costs. In addition, this decrease was due to our ongoing cost and efficiency initiatives and lower sales volumes.
Gross Profit — Gross profit percentage increased to 24.3% in 2015 compared to 17.6% in 2014. This increase was primarily due to price adjustments for our private label products, pricing actions and the associated increased margin pool for our branded products and the decline in dairy commodity costs. Increases to gross profit were partially offset by overall volume declines discussed above.
Operating Costs and Expenses — Our operating expenses increased $216.0 million, or 13.0%, during the year ended December 31, 2015 in comparison to the year ended December 31, 2014. Significant changes to operating costs and expenses in the year ended December 31, 2015 as compared to the year ended December 31, 2014 include the following:

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

•	Impairment and incremental amortization of intangible assets of $109.9 million and $18.6 million, respectively. See Note 5 to our Consolidated Financial Statements.

•	Facility closing and reorganization costs increased $15.3 million. See Note 15 to our Consolidated Financial Statements.

•
Other operating income decreased by $4.5 million, which is primarily attributable to income related to the final settlement of certain liabilities associated with the prior disposition and closure of manufacturing facilities in 2014.

Other (Income) Expense — Other expense increased by $45.8 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase in expense was primarily due to the loss on early retirement of long-term debt of $43.6 million recorded on the early retirement of our senior notes due 2016 and termination of our prior credit facility, which occurred during the first quarter of 2015. Additionally, interest expense increased $5.8 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to increased interest expense resulting from our longer-dated debt maturity profile, stemming from the issuance of our $700 million in aggregate principal amount of 6.50% senior notes due 2023 (the "2023 Notes"), the proceeds of which were used to pay down revolving debt borrowings and used to extinguish our senior notes due 2016. See Note 8 to our Consolidated Financial Statements for further information regarding our debt repayments.
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
Liquidity and Capital Resources
Overview
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $450 million receivables securitization facility and our $450 million senior secured revolving credit facility, together will provide sufficient liquidity to allow us to meet our cash requirements and operate our business for at least the next twelve months, including the repayment of the $142 million aggregate principal amount of subsidiary senior notes, which mature on October 15, 2017. Additional anticipated uses of cash in 2017 include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our strategic initiatives and invest to grow our business. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. As discussed below, we have also instituted a cash dividend policy and may repurchase shares of our common stock opportunistically.
As of December 31, 2016, we had total cash on hand of $18.0 million, of which $11.3 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations.
At December 31, 2016, we had $895.1 million of long-term debt obligations, excluding unamortized discounts and debt issuance costs of $9.0 million. As of December 31, 2016, we had $741.2 million ($699.3 million as of February 17, 2017) of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements.
Strategic Activities Impacting Liquidity
Amendment to Senior Secured Revolving Credit Facility — On January 4, 2017, we amended our credit agreement to, among other things, (i) extend the maturity date of the senior secured revolving credit facility to January 4, 2022; (ii) modify the leverage ratio covenant to add a requirement that we comply with a maximum total net leverage ratio (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility) not to exceed 4.25 to 1.00 and to eliminate the maximum senior secured net leverage ratio requirement; (iii) modify the definition of “Consolidated EBITDA” to permit certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions; (iv) modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the revolving credit facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (initially 2.00%) based on our total net leverage ratio, or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (initially 1.00%) based on our total net leverage ratio; (v) modify certain negative covenants to provide additional flexibility for the incurrence of debt, the payment of dividends and the making of certain permitted acquisitions and other investments; (vi) eliminate and release all real property as collateral for loans under the revolving credit facility; and (vii) provide the Company the ability to request that increases in the aggregate commitments under the revolving credit facility be made available as either revolving loans or term loans.

Amendment to Receivables Securitization Facility — On January 4, 2017, we amended the purchase agreement governing our receivables securitization facility to, among other things, (i) extend the liquidity termination date to January 4, 2020, (ii) reduce the maximum size of the receivables securitization facility to $450 million, (iii) replace the senior secured net leverage ratio with a total net leverage ratio to be consistent with the amended leverage ratio covenant under the Credit Agreement described above, and (iv) modify certain pricing terms such that advances outstanding under the receivables securitization facility will bear interest between 0.90% and 1.05%, and the Company will pay an unused fee between 0.40% and 0.55% on undrawn amounts, in each case based on the Company's total net leverage ratio.
Friendly's Acquisition — On June 20, 2016, we completed the acquisition of Friendly’s Ice Cream Holdings Corp. (“Friendly’s Holdings”), including its wholly-owned subsidiary, Friendly’s Manufacturing and Retail, LLC (“Friendly’s Manufacturing,” and together with Friendly’s Holdings, “Friendly’s”), the Friendly’s® trademark and all intellectual property associated with the ice cream business. Friendly’s develops, produces, manufactures, markets, distributes and sells ice cream and other frozen dessert-related products, as well as toppings. The total purchase price was $158.2 million. This acquisition was funded through a combination of cash on hand and borrowings under our senior secured revolving credit facility and receivables securitization facility.
Cash Dividends — Under our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom stock awards provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. On March 3, 2016, we announced that our Board of Directors declared an increased quarterly dividend of $0.09 per share of common stock, from the $0.07 per share quarterly dividend paid each quarter in 2014 and 2015. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) in 2017. Quarterly dividends of $0.09 per share were paid in March, June, September and December of 2016, totaling approximately $32.8 million for the year ended December 31, 2016. Quarterly dividends of $0.07 per share were paid in March, June, September and December of 2015, totaling approximately $26.2 million for the year ended December 31, 2015. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. See Note 10 to our Consolidated Financial Statements.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We repurchased 1,371,185 shares for $25.0 million during the year ended December 31, 2016, and 3,165,582 shares for $53.0 million during the year ended December 31, 2015. As of December 31, 2016, $197.1 million was available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the year ended December 31, 2016 compared to year ended December 31, 2015:

	Year Ended December 31
	2016	2015	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$257,413	$408,153	$(150,740)
Investing activities	(288,140)	(146,247)	(141,893)
Financing activities	(9,934)	(215,896)	205,962
Effect of exchange rate changes on cash and cash equivalents	(2,093)	(1,638)	(455)
Net increase (decrease) in cash and cash equivalents	$(42,754)	$44,372	$(87,126)
Operating Activities
Net cash provided by operating activities was $257.4 million for the year ended December 31, 2016 compared to net cash provided by operating activities of $408.2 million for the year ended December 31, 2015. Operating cash flows in 2015 benefited from a reduced working capital investment as collections of receivables in early 2015 were reflective of the higher Class I raw milk prices exiting 2014. Conversely, the value of receivables collected in 2016 was lower due to decreased Class I raw milk prices exiting 2015. Further contributing to the decrease in operating cash flows in 2016 compared to 2015 was a higher incentive-

based compensation payout in the first quarter of 2016 compared to 2015. Additionally, the decrease was attributable to the receipt of our 2014 federal income tax refund of $56 million during 2015.
Investing Activities
Net cash used in investing activities increased by $141.9 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase is primarily attributable to the $158.2 million purchase price for the Friendly's acquisition, which closed in the second quarter of 2016.
Financing Activities
Net cash used in financing activities was $9.9 million for the year ended December 31, 2016 compared to net cash used in financing activities of $215.9 million for the year ended December 31, 2015. This change was driven by net debt proceeds under our credit facilities of $49.1 million in 2016, as compared to net repayments of debt under our credit facilities of $305.3 million in 2015. Additionally, in 2015 we paid $16.8 million of financing costs in connection with our debt activities. Further contributing to the decrease in net cash used in financing activities was a decrease in share repurchases under our stock repurchase program to $25.0 million during 2016 from $53.0 million in the prior year period. Offsetting these uses of cash were net proceeds from the issuance of debt of $186.5 million in 2015, which reflects proceeds of $700.0 million from the issuance of the 2023 Notes, net of repayments on the early retirement of long-term debt of $513.5 million. Additionally, cash used for dividend payments increased to $32.8 million in 2016 in comparison to $26.2 million in 2015.
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
Investing Activities
Net cash used in investing activities increased by $24.5 million during the year ended December 31, 2015 in comparison to the year ended December 31, 2014. Cash flows from investing activities during 2015 were impacted by lower proceeds from the sale of fixed assets of $18.5 million compared to proceeds of $27.6 million in 2014. Additionally, capital expenditures were $13.1 million higher during 2015 in comparison to 2014, primarily due to the purchase of our ice cream production facility.
Financing Activities
Net cash used in financing activities increased $186.0 million in the year ended December 31, 2015 in comparison to the year-ago period. This change was driven by net debt payments of $306.7 million in the year ended December 31, 2015 as compared to net proceeds from borrowings of $41.4 million in 2014. In addition, we made payments on the early retirement of long-term debt of $513.5 million, offset by proceeds from the issuance of $700 million aggregate principal amount of the 2023 Notes. See Note 8 to our Consolidated Financial Statements for further information regarding our debt repayments. Additionally, this increase was driven by $53.0 million of share repurchases during 2015, as compared to $25.0 million in 2014.

Current Debt Obligations
Our debt obligations consist of outstanding borrowings and letters of credit issued under our senior secured credit facility and receivables securitization facility, our Dean Foods Company Senior Notes Due 2023 and our Subsidiary Senior Notes due 2017, each of which are described more fully below.
Senior Secured Revolving Credit Facility — In March 2015, we executed a credit agreement, as amended on January 4, 2017 (as amended, the "Credit Agreement") pursuant to which the lenders provided us with a senior secured revolving credit facility in the amount of up to $450 million (the "Credit Facility"). See "— Strategic Activities Impacting Liquidity." Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the Credit Facility by up to $200 million, which we may request to be made available as either term loans or revolving loans, without the consent of any lenders not participating in such increase, subject to specified conditions. The Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans. The Credit Facility will terminate in January 2022.
Loans outstanding under the Credit Facility bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of February 17, 2017) based on the total net leverage ratio (as defined in the Credit Agreement), or (ii) the alternate base rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.00% as of February 17, 2017) based on the total net leverage ratio.
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
The Credit Facility is secured by a first priority perfected security interest in substantially all of our assets and the assets of the Guarantors, whether consisting of personal, tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the Guarantors and (ii) 65% of the shares of capital stock of the Guarantor’s first-tier foreign subsidiaries which are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, (a) all real property, (b) the capital stock and any assets of any unrestricted subsidiary, (c) any capital stock of any direct or indirect subsidiary of Dean Holding Company ("Legacy Dean"), a wholly owned subsidiary of the Company, which owns any real property, or (d) receivables sold pursuant to the receivables securitization facility.
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments during a default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum total net leverage ratio of 4.25x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio is in excess of 3.5x.
At February 17, 2017, there were outstanding borrowings of $8.5 million under the Credit Facility. There were no letters of credit issued under the Credit Facility as of February 17, 2017. Our average daily balance under the Credit Facility during the year ended December 31, 2016 was $1.5 million.
Dean Foods Receivables Securitization Facility — On March 26, 2015, we entered into an amended and restated receivables purchase agreement, as amended on January 4, 2017. See “ — Strategic Activities Impacting Liquidity.” Pursuant to the receivables purchase agreement, we have a $450 million receivables securitization facility with a liquidity termination date in January 2020 pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes.
The purchase agreement governing the receivables securitization facility contains covenants consistent with those contained in the Credit Agreement. Advances outstanding under the receivables securitization facility will bear interest between 0.90% and 1.05%, and we will pay an unused fee between 0.40% and 0.55% on undrawn amounts, in each case based on our total net leverage ratio.

There were outstanding borrowings of $75.0 million under the receivables securitization facility as of February 17, 2017. In addition to letters of credit in the aggregate amount of $117.2 million that were issued but undrawn, the remaining available borrowing capacity was $257.8 million at February 17, 2017. Our average daily balance under this facility during the year ended December 31, 2016 was $13.8 million. Availability under the receivables securitization facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit.
Covenant Compliance — As of December 31, 2016, we were in compliance with all covenants under our credit agreements. As disclosed above, on January 4, 2017, we entered into amendments to our Credit Agreement and the purchase agreement governing our receivables securitization facility, which amended certain terms of our financial covenants. The following describes our financial covenants pursuant to our current credit agreements.
The Credit Agreement and the purchase agreement governing our receivables securitization facility require us to maintain a total net leverage ratio less than 4.25x as of the end of each fiscal quarter. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio exceeds 3.5x. As described in more detail in our Credit Agreement and the purchase agreement governing our receivables securitization facility, the total net leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $50 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness excludes borrowings under our receivables securitization facility and is calculated on a pro forma basis to give effect to permitted acquisitions, divestitures or refinancing of indebtedness.
Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation and amortization expense and other non-cash expenses, certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions, and certain other add-backs for non-recurring charges and other adjustments permitted in calculating covenant compliance under the Credit Agreement, and is calculated on a pro forma basis. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.
The Credit Agreement and the purchase agreement governing our receivables securitization facility require us to maintain an interest coverage ratio of at least 2.25x as of the end of each fiscal quarter. As described in more detail in the Credit Agreement and the purchase agreement governing our receivables securitization facility, our interest coverage ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding write-offs or amortization of deferred financing fees and amounts paid on early termination of swap agreements, calculated on a pro forma basis.
Dean Foods Company Senior Notes due 2023 — On February 25, 2015, we issued the 2023 Notes at an issue price of 100% of the principal amount of the 2023 Notes in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and in offshore transactions pursuant to Regulation S under the Securities Act.
In connection with the issuance of the 2023 Notes, the Company paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.8 million, which were deferred and netted against the outstanding debt balance and will be amortized to interest expense over the remaining term of the 2023 Notes.
The 2023 Notes are senior unsecured obligations. Accordingly, the 2023 Notes rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our existing and future secured obligations, including obligations under our Credit Facility and receivables securitization facility, to the extent of the value of the collateral securing such obligations. The 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the Credit Facility.
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
We used the net proceeds from the 2023 Notes to redeem all of our outstanding senior unsecured notes due 2016, as described below, and to repay a portion of the outstanding borrowings under our previous credit facility and receivables securitization facility.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series remains outstanding ($142 million aggregate principal amount) and matures on October 15, 2017. The carrying value of these notes at December 31, 2016 was $139.7 million, net of unamortized discounts of $2.3 million, at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
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

Contractual Obligations and Other Long-Term Liabilities
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease and other contractual obligations at December 31, 2016.

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Subsidiary senior notes(1)	$142.0	$142.0	$—	$—	$—	$—	$—
Receivables securitization facility(2)	40.0	—	40.0	—	—	—	—
Senior secured credit facility(2)	9.1	—	—	—	9.1	—	—
Dean Foods Company senior notes due 2023(1)	700.0	—	—	—	—	—	700.0
Purchase obligations(3)	1,015.2	609.3	164.3	98.0	24.0	23.9	95.7
Operating leases(4)	358.7	82.4	74.3	63.1	46.6	31.0	61.3
Capital leases(5)	4.3	1.2	1.5	1.2	0.4	—	—
Interest payments(6)	317.8	61.7	48.7	47.6	46.0	45.5	68.3
Benefit payments(7)	368.8	22.7	22.5	22.4	22.7	23.3	255.2
Total(8)	$2,955.9	$919.3	$351.3	$232.3	$148.8	$123.7	$1,180.5

(1)	Represents face amount.

(2)
Represents amounts outstanding under our receivables securitization facility and senior secured revolving credit facility at December 31, 2016. As of December 31, 2016, the maturity dates for these facilities were March 31, 2018 and March 31, 2020, respectively. On January 4, 2017, we amended our receivables securitization facility to extend the maturity date to January 4, 2020, and we amended our senior secured credit facility to extend the maturity date to January 4, 2022. See "—Strategic Activities Impacting Liquidity" above for additional information regarding the January 4, 2017 amendments to the receivables securitization facility and the senior secured credit facility.

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

(5)
Represents future payments, including interest, under capital leases related to information technology equipment. See Note 17 to our Consolidated Financial Statements for more detail about our lease obligations.

(6)
Includes fixed rate interest obligations and interest on variable rate debt based on the outstanding balances and interest rates in effect at December 31, 2016. Interest that may be due in the future on variable rate borrowings under the Credit Facility and receivables securitization facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

(7)
Represents expected future benefit obligations of $338.7 million and $30.1 million related to our company-sponsored pension plans and postretirement healthcare plans, respectively. In addition to our company-sponsored plans, we participate in certain multiemployer defined benefit plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $30.1 million, $29.9 million and $28.9 million during the years ended December 31, 2016, 2015 and 2014, respectively; however, the future cost of the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Because the amount of future contributions we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 13 to our Consolidated Financial Statements.

(8)	The table above excludes our liability for uncertain tax positions of $30.4 million because the timing of any related cash payments cannot be reasonably estimated.

Pension and Other Postretirement Benefit Obligations
We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. In 2016 and 2015, we made contributions of $5.5 million and $18.8 million, respectively, to our defined benefit pension plans.
Our pension plan assets are primarily comprised of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In accordance with Accounting Standards related to “Employers’ Accounting for Pensions,” changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2016 and 2015, we recorded non-cash pension expense of $6.8 million and $6.6 million, respectively, substantially all of which was attributable to periodic expense.
Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.
The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate for our pension plan obligations was decreased from 4.52% at December 31, 2015 to 4.29% at December 31, 2016. We expect that our net periodic benefit cost in 2017 will be slightly lower than in 2016. We currently expect to contribute $5.3 million to the pension plans in 2017; however, we can elect to fund the pension plan in excess of the aforementioned contribution.
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
At December 31, 2016, our master trust was invested as follows: investments in equity securities were at 41%; investments in fixed income were at 58%; cash equivalents were at 1% and other investments were less than 1%. We believe the allocation of our master trust investments as of December 31, 2016 is generally consistent with the targets set forth by the Investment Committee.
See Notes 13 and 14 to our Consolidated Financial Statements for additional information regarding retirement plans and other postretirement benefits.
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
Future Capital Requirements
During 2017, we intend to invest a total of approximately $120 million to $130 million in capital expenditures, primarily for our existing manufacturing facilities and in support of our strategic initiatives. We expect cash interest to be approximately $59 million to $60 million based upon current debt levels and projected forward interest rates under our Credit Facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $5 million.
At December 31, 2016, $300.3 million was available under the receivables securitization facility, with $440.9 million also available under the Credit Facility, subject to compliance with the covenants in our credit agreements. Availability under the receivables securitization facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements and other adjustments as described in our amended and restated receivables purchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. Availability under the Credit Facility is calculated using the total commitment amount less current borrowings and outstanding letters of credit. At February 17, 2017, approximately $699.3 million, subject to compliance with the covenants in our credit agreements, was available to finance working capital and for other general corporate purposes under our credit facilities.
Known Trends and Uncertainties
Prices of Conventional Raw Milk and Other Inputs
Conventional Raw Milk and Butterfat— The primary raw materials used in the products we manufacture, distribute and sell are conventional milk (which contains both raw milk and butterfat) and bulk cream. On a monthly basis, the federal government and certain state governments set minimum prices for raw milk. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling and field personnel). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and can sometimes differ within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the Grade AA butter price on the Chicago Mercantile Exchange.
Prices for conventional raw milk for the year ended December 31, 2016 were approximately 9% lower than year-ago levels. In the fourth quarter of 2016, Class I raw milk costs were approximately 6% higher than the third quarter of 2016, but were slightly lower than the fourth quarter of 2015. In early 2017, Class I raw milk costs were announced at approximately $17 per hundredweight. We anticipate potential inflation in Class I raw milk prices of approximately 15 to 20 percent for the full year 2017 as compared to 2016. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.

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
For 2017, we expect our resin costs to be lower than 2016 and our fuel costs to be higher than 2016.
Volume Performance
For the year ended December, 31, 2016, our total sales volume declined 2.1% across all products from year-ago levels. Volume declines across our fluid milk business, which accounted for approximately 77% of our total sales volume, were primarily due to large format private label volume we have chosen to exit, as this volume was not consistent with our more disciplined pricing architecture. Our total branded white milk volumes decreased 1.8% year-over-year, and we experienced a 2.4% increase in our flavored milk volumes. Our branded white milk includes DairyPure® and our other brands, all of which have varying economics across different channels and geographies. Across our other non-fluid milk product categories, year-over-year total volume declines were partially offset by an increase of approximately 8% in our ice cream volume performance, primarily due to volumes associated with the Friendly's acquisition.
On a year-over-year basis, fluid milk sales data published by the USDA through December 2016 shows a fluid milk category sales volume decline of 1.2% for the fourth quarter of 2016. However, the conventional flavored milk category continues to drive improvement in the fluid milk category, with year-over-year growth of approximately 1% for the fourth quarter of 2016. Although we saw a slight sequential decrease in our share of the fluid milk category in the fourth quarter of 2016, our share increased by 10 basis points versus the fourth quarter of the prior year. Additionally, our branded white milk volume share at branded retail in the fourth quarter of 2016 increased by 30 basis points versus the comparable prior year period.
In total, fluid milk volume performance is consistent with our expectations. For the first quarter of 2017, on a year-over-year basis, we expect total sales volumes to decline by approximately 1%.
Tax Rate
Income tax expense was recorded at an effective rate of 40.5% in 2016 compared to a 39.3% effective tax benefit rate in 2015. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2016, our effective tax rate was also impacted by the establishment of an uncertain tax position. Excluding the $3.0 million of tax expense related to this uncertain tax position, our effective tax rate would have been 39.0%.

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

Our goodwill and intangible assets totaled $326.0 million as of December 31, 2016.

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
We performed a step one valuation of goodwill in 2014. Results of our valuation indicated the fair value of our reporting unit exceeded the carrying value by approximately $288 million or 16.2%. In 2016 and 2015, a qualitative assessment of goodwill was performed for our reporting unit. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of the reporting unit. Based on the results of our assessment, we determined that it was not necessary to perform a quantitative assessment.
During the first quarter of 2015, we approved the launch of DairyPure®, our national white milk brand. In connection with the approval of the launch of DairyPure®, we reclassified our previously identified indefinite lived trademarks to finite lived, resulting in a triggering event for impairment testing purposes. Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million and related income tax benefit of $41.2 million in the first quarter of 2015. The remaining balance for these trademarks is currently being amortized on a straight-line basis over their remaining useful lives, which range from approximately 4 to 9 years.
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

As a result of certain changes to our business and plans for consolidating our production network, during the year ended December 31, 2016, we evaluated the impact that we expected these changes to have on our projected future cash flows. The results of our analysis indicated no impairment of our property, plant and equipment, outside of facility closing and reorganization costs, of which we recognized $8.0 million of impairment charges during the year ended December 31, 2016.

Our property, plant and equipment, net of accumulated depreciation, totaled $1.2 billion as of December 31, 2016.

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

Insurance Accruals

We retain selected levels of employee health care, property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party insurers with high deductibles. In other areas, we are self-insured.

At December 31, 2016, we recorded accrued liabilities related to these retained risks of $154.3 million, including both current and long-term liabilities.

Accrued liabilities related to these retained risks are calculated based upon loss development factors, which contemplate a number of variables including claims history and expected trends. These loss development factors are developed in consultation with third-party actuaries.
If actual results differ from our assumptions, we could be exposed to material gains or losses. A 10% change in our insurance liabilities could affect net earnings by approximately $9.2 million.
Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. A valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized.

At December 31, 2016, our liability for uncertain tax positions, including accrued interest, was $30.4 million, and our valuation allowance was $12.0 million.

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

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would result in an increase in our annual pension expense of $0.7 million and $0.4 million, respectively.

A 1% increase in assumed healthcare costs trends would increase the aggregate postretirement medical obligation by approximately $3.0 million.

Recent Accounting Pronouncements
See Note 1 to our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to commodity price fluctuations, including milk, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products, including utilities, natural gas, resin and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases. In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts with our qualified banking partners or exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Our open commodity derivatives recorded at fair value on our balance sheet were at a net asset position of $2.4 million as of December 31, 2016.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we expect to derive from these strategies. See Note 9 to our Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data
Our Consolidated Financial Statements for 2016 are included in this report on the following pages.

42

DEAN FOODS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2016	2015
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,980	$60,734
Receivables, net of allowances of $5,118 and $13,960	669,200	653,156
Income tax receivable	5,578	7,985
Inventories	284,484	253,326
Deferred income taxes	37,504	54,735
Prepaid expenses and other current assets	43,884	47,627
Total current assets	1,058,630	1,077,563
Property, plant and equipment, net	1,163,851	1,174,137
Goodwill	154,112	86,841
Identifiable intangible and other assets, net	207,897	150,236
Deferred income taxes	21,737	31,386
Total	$2,606,227	$2,520,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$706,981	$741,988
Current portion of debt	140,806	1,493
Current portion of litigation settlements	—	18,414
Total current liabilities	847,787	761,895
Long-term debt, net	745,245	833,080
Deferred income taxes	126,009	106,820
Other long-term liabilities	276,630	272,864
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 90,586,741 and 91,428,274 shares issued and outstanding, with a par value of $0.01 per share	906	914
Additional paid-in capital	653,629	679,916
Retained earnings (accumulated deficit)	45,654	(49,523)
Accumulated other comprehensive loss	(89,633)	(85,803)
Total stockholders’ equity	610,556	545,504
Total	$2,606,227	$2,520,163
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands, except share data)
Net sales	$7,710,226	$8,121,661	$9,503,196
Cost of sales	5,722,710	6,147,252	7,829,733
Gross profit	1,987,516	1,974,409	1,673,463
Operating costs and expenses:
Selling and distribution	1,348,349	1,379,317	1,355,053
General and administrative	346,028	350,324	288,744
Amortization of intangibles	20,752	21,653	2,889
Facility closing and reorganization costs, net	8,719	19,844	4,460
Litigation settlements	—	—	(2,521)
Impairment of intangible and long-lived assets	—	109,910	20,820
Other operating income	—	—	(4,535)
Total operating costs and expenses	1,723,848	1,881,048	1,664,910
Operating income	263,668	93,361	8,553
Other (income) expense:
Interest expense	66,795	66,813	61,019
Loss on early retirement of long-term debt	—	43,609	1,437
Other income, net	(5,778)	(3,751)	(1,620)
Total other expense	61,017	106,671	60,836
Income (loss) from continuing operations before income taxes	202,651	(13,310)	(52,283)
Income tax expense (benefit)	82,034	(5,229)	(32,096)
Income (loss) from continuing operations	120,617	(8,081)	(20,187)
Loss from discontinued operations, net of tax	(312)	(1,095)	(652)
Gain (loss) on sale of discontinued operations, net of tax	(376)	668	543
Net income (loss)	$119,929	$(8,508)	$(20,296)
Average common shares:
Basic	90,933,886	93,298,467	93,916,656
Diluted	91,510,483	93,298,467	93,916,656
Basic income (loss) per common share:
Income (loss) from continuing operations	$1.33	$(0.09)	$(0.22)
Loss from discontinued operations	(0.01)	—	—
Net income (loss)	$1.32	$(0.09)	$(0.22)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.32	$(0.09)	$(0.22)
Loss from discontinued operations	(0.01)	—	—
Net income (loss)	$1.31	$(0.09)	$(0.22)

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2016	2015	2014
	(in thousands)
Net income (loss)	$119,929	$(8,508)	$(20,296)
Other comprehensive loss:
Cumulative translation adjustment	(2,257)	(1,333)	(802)
Unrealized loss on derivative instruments, net of tax:
Change in fair value of derivative instruments	—	(87)	(116)
Less: reclassification adjustments for losses included in net income	—	—	(220)
Defined benefit pension and other postretirement benefit plans, net of tax:
Prior service costs arising during the period	—	(43)	(659)
Net loss arising during the period	(8,452)	(5,036)	(30,159)
Less: amortization of prior service cost included in net periodic benefit cost	6,879	5,679	4,163
Other comprehensive loss	(3,830)	(820)	(27,793)
Comprehensive income (loss)	$116,099	$(9,328)	$(48,089)
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Dean Foods Company Stockholders					Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2014	94,831,377	$948	$791,276	$(20,719)	$(57,190)	$714,315
Issuance of common stock, net of tax impact of share-based compensation	976,738	10	7,758	—	—	7,768
Share-based compensation expense	—	—	4,556	—	—	4,556
Share repurchases	(1,727,275)	(17)	(24,983)			(25,000)
Dividends(1)	—	—	(26,232)	—	—	(26,232)
Net loss	—	—	—	(20,296)	—	(20,296)
Other comprehensive income (loss) (Note 12):
Change in fair value of derivative instruments, net of tax benefit of $41					(116)	(116)
Amounts reclassified to statement of operations related to hedging activities, net of tax benefit of $139	—	—	—	—	(220)	(220)
Cumulative translation adjustment	—	—	—	—	(802)	(802)
Pension liability adjustment, net of tax benefit of $16,073	—	—	—	—	(26,655)	(26,655)
Balance, December 31, 2014	94,080,840	$941	$752,375	$(41,015)	$(84,983)	$627,318
Issuance of common stock, net of tax impact of share-based compensation	513,016	5	(1,673)	—	—	(1,668)
Share-based compensation expense	—	—	8,488	—	—	8,488
Share repurchases	(3,165,582)	(32)	(52,978)			(53,010)
Dividends(1)	—	—	(26,296)	—	—	(26,296)
Net loss	—	—	—	(8,508)	—	(8,508)
Other comprehensive income (loss) (Note 12):
Change in fair value of derivative instruments, net of tax benefit of $54	—	—	—	—	(87)	(87)
Cumulative translation adjustment	—	—	—	—	(1,333)	(1,333)
Pension and other postretirement benefit liability adjustment, net of tax of $394	—	—	—	—	600	600
Balance, December 31, 2015	91,428,274	$914	$679,916	$(49,523)	$(85,803)	$545,504
Issuance of common stock, net of tax impact of share-based compensation	529,652	6	(1,754)	—	—	(1,748)
Share-based compensation expense	—	—	8,843	—	—	8,843
Share repurchases	(1,371,185)	(14)	(24,986)			(25,000)
Net income	—	—	—	119,929	—	119,929
Dividends(1)	—	—	(8,390)	(24,752)	—	(33,142)
Other comprehensive income (loss) (Note 12):
Cumulative translation adjustment	—	—	—	—	(2,257)	(2,257)
Pension and other postretirement benefit liability adjustment, net of tax benefit of $678	—	—	—	—	(1,573)	(1,573)
Balance, December 31, 2016	90,586,741	$906	$653,629	$45,654	$(89,633)	$610,556

(1)	Cash dividends declared per common share were $0.36, $0.28 and $0.28 in the years ended December 31, 2016, 2015 and 2014, respectively.
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$119,929	$(8,508)	$(20,296)
Loss from discontinued operations	312	1,095	652
(Gain) loss on sale of discontinued operations	376	(668)	(543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	178,385	176,884	164,297
Share-based compensation expense	29,830	16,377	12,276
(Gain) loss on divestitures and other, net	1,265	2,736	(7,549)
Impairment of intangible and long-lived assets	—	109,910	20,820
Loss on early retirement of debt	—	43,609	1,437
Deferred income taxes	26,376	(34,359)	62,927
Obligations under litigation settlement	—	—	(2,521)
Other, net	(4,861)	9,225	7,954
Changes in operating assets and liabilities:
Receivables, net	(462)	94,279	3,369
Inventories	(19,434)	(1,495)	11,237
Prepaid expenses and other assets	7,474	8,148	7,849
Accounts payable and accrued expenses	(65,165)	(46,524)	(41,253)
Income taxes receivable/payable	2,241	56,297	(49,105)
Litigation settlements	(18,853)	(18,853)	(18,605)
Net cash provided by operating activities	257,413	408,153	152,946
Cash flows from investing activities:
Payments for property, plant and equipment	(144,642)	(162,542)	(149,421)
Payments for acquisitions, net of cash acquired	(158,203)	—	—
Proceeds from sale of fixed assets	14,705	18,495	27,629
Other	—	(2,200)	—
Net cash used in investing activities	(288,140)	(146,247)	(121,792)
Cash flows from financing activities:
Repayments of debt	(1,232)	(1,416)	(668)
Early retirement of debt	—	(476,188)	(23,812)
Premiums paid on early retirement of debt	—	(37,309)	(1,161)
Payments of financing costs	—	(16,816)	(3,287)
Proceeds from senior secured revolver	254,300	360,670	2,277,297
Payments for senior secured revolver	(245,200)	(430,971)	(2,257,246)
Proceeds from receivables securitization facility	945,000	685,000	2,656,000
Payments for receivables securitization facility	(905,000)	(920,000)	(2,634,000)
Proceeds from issuance of 2023 notes	—	700,000	—
Common stock repurchases	(25,000)	(53,010)	(25,000)
Cash dividends paid	(32,828)	(26,182)	(26,232)
Issuance of common stock, net of share repurchases for withholding taxes	(720)	(16)	7,861
Tax savings on share-based compensation	746	342	360
Net cash used in financing activities	(9,934)	(215,896)	(29,888)
Effect of exchange rate changes on cash and cash equivalents	(2,093)	(1,638)	(1,666)
Change in cash and cash equivalents	(42,754)	44,372	(400)
Cash and cash equivalents, beginning of period	60,734	16,362	16,762
Cash and cash equivalents, end of period	$17,980	$60,734	$16,362
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Our Business —We are a leading food and beverage company and the largest processor and direct-to-store distributor of fluid milk and other dairy and dairy case products in the United States. We have aligned our leadership team, operating strategy, and sales, logistics and supply chain initiatives into a single operating and reportable segment. We process and distribute fluid milk and other dairy products, including ice cream, ice cream mix and cultured products, which are marketed under more than 50 national, regional and local dairy brands and a wide array of private labels. We also produce and distribute DairyPure®, our national white milk brand, and TruMoo®, our national flavored milk brand, as well as juices, teas, bottled water and other products.
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
We test property, plant and equipment for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. See Note 15. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

Goodwill and Intangible Assets — Identifiable intangible assets, other than indefinite-lived trademarks, are typically amortized over the following range of estimated useful lives:

Asset	Useful Life
Customer relationships	5 to 15 years
Finite-lived trademarks	5 to 10 years
Customer supply contracts	Over the shorter of the estimated useful lives or the terms of the agreements
Noncompetition agreements	Over the shorter of the estimated useful lives or the terms of the agreements
Deferred financing costs(1)	Over the terms of the related debt

(1)
Deferred financing costs associated with our receivables securitization facility and senior secured credit facility are recorded as assets in the identifiable intangible and other assets, net line of our Consolidated Balance Sheets. Beginning on January 1, 2016, we adopted ASU No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, discussed below. Upon our adoption of ASU No. 2015-03, deferred financing costs associated with the senior notes due 2023 were reclassified from other assets to a reduction to the carrying amount of the liability on our Consolidated Balance Sheets and retroactively applied to prior periods. All of our deferred financing costs are amortized to interest expense over the terms of the related debt.

In accordance with Accounting Standards related to “Goodwill and Other Intangible Assets”, we do not amortize goodwill and other intangible assets determined to have indefinite useful lives. Instead, we assess our goodwill and indefinite-lived trademarks for impairment annually and when circumstances indicate that the carrying value may not be recoverable. See Note 5.
Assets Held for Sale — We classify assets as held for sale when management approves and commits to a formal plan of sale and our expectation is that the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. As of December 31, 2015 and 2016, there were no assets classified as held for sale.
Share-Based Compensation — Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The fair value of restricted stock unit awards and performance stock unit awards is equal to the closing price of our stock on the date of grant. The fair value of our phantom shares is remeasured at each reporting period based on the closing price of our common stock on the last day of the respective reporting period. Compensation expense is recognized only for equity awards expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Share-based compensation expense is included within the same financial statement caption where the recipient’s cash compensation is reported. See Note 10.
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

Income Taxes — All of our consolidated U.S. operating subsidiaries are included in our U.S. federal consolidated income tax return. Our foreign subsidiary is required to file a local jurisdiction income tax return with respect to its operations, the earnings from which are expected to be reinvested indefinitely. At December 31, 2016, no provision had been made for U.S. federal or state income tax on approximately $18.5 million of accumulated foreign earnings as they are considered to be indefinitely reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.
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
Advertising Expense — We market our products through advertising and other promotional activities, including media, agency, coupons, trade shows and other promotional activities. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expense totaled $59.6 million in 2016, $44.8 million in 2015 and $27.5 million in 2014. Prepaid advertising expense totaled $1.9 million in 2016 and $0.7 million in each of 2015 and 2014.
Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of those costs associated with moving finished products from production facilities through our distribution network, including costs associated with its distribution centers, route delivery costs and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.1 billion in 2016, and $1.2 billion in each of 2015 and 2014.
Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party insurers with high deductibles. In other areas, we are self-insured. Accrued liabilities related to these retained risks are calculated based upon loss development factors that contemplate a number of factors including claims history and expected trends.
Research and Development — Our research and development activities primarily consist of generating and testing new product concepts, new flavors of products and packaging. Our total research and development expense was $3.0 million, $2.3 million and $1.9 million for 2016, 2015 and 2014, respectively. Research and development costs are primarily included in general and administrative expenses in our Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies ASU 2015-03 by allowing the presentation of debt issuance costs related to a line-of-credit to be recorded as an asset instead of as a direct deduction of the carrying amount of the debt liability as required by ASU 2015-03, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-03 in the first quarter of 2016 and this presentation has been retroactively applied to prior periods. Beginning in the first quarter of 2016, presentation of debt issuance costs, not related to revolving credit agreements, were reclassified from other assets and are netted against the outstanding debt balance. See Note 8.

Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. For public companies, this guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on our financial statements.
In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures: Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The new guidance is intended to provide clarity in relation to the disclosure of the impact that ASU 2014-09, ASU 2016-02 and ASU 2016-13 will have on our financial statements when adopted. The effective date for this guidance is the same as the effective date for ASU 2014-09, ASU 2016-02 and ASU 2016-13. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. Early application of the amendments is allowed with certain restrictions. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control. The new guidance is intended to change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. For public companies, this standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-17 is not expected to have a material impact on our financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating the expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material impact on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be adopted using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. We do not intend to early adopt the standard. We anticipate the impact of this standard to be significant to our Consolidated Balance Sheet due to the amount of our lease commitments. See Note 17 for further information regarding these commitments. We are currently evaluating the other impacts that ASU 2016-02 will have on our consolidated financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in ASC Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The amendments in this ASU may be applied retrospectively or prospectively and became effective beginning January 1, 2017. The adoption of ASU 2015-17 is not expected to have a material impact on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory - Simplifying the Measurement of Inventory. Under ASU 2015-11, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, where net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU should be applied prospectively. ASU 2015-11 became effective beginning January 1, 2017. The adoption of ASU 2015-11 is not expected to have a material impact on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for ASU 2014-09. We are evaluating the overall impact this guidance will have on our consolidated financial statements. Specifically, we are assessing the impact that this guidance may have with respect to the classification of our bulk cream sales, which are currently presented as a reduction to cost of sales, as discussed above in “— Revenue Recognition, Sales Incentives and Accounts Receivable”. Additionally, our evaluation will include the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products, such as slotting fees, co-operative advertising, rebates and other pricing allowances, merchandising funds and consumer coupons. We currently expect to utilize the modified retrospective transition method and to adopt the ASU consistent with the deferred mandatory effective date of January 1, 2018. Based on our findings to date, we do not expect the standard to have a material impact on our results of operations or financial position; however, our assessment is not yet complete. During 2017, we plan to finalize our review and method of adoption.
2.     ACQUISITIONS AND DIVESTITURES
Friendly's Acquisition
On June 20, 2016, we completed the acquisition of Friendly’s Ice Cream Holdings Corp. (“Friendly’s Holdings”), including its wholly-owned subsidiary, Friendly’s Manufacturing and Retail, LLC (“Friendly’s Manufacturing,” and together with Friendly’s Holdings, “Friendly’s”), the Friendly’s® trademark and all intellectual property associated with the ice cream business. Friendly’s develops, produces, manufactures, markets, distributes and sells ice cream and other frozen dessert-related products, as well as toppings. The Friendly's family-dining restaurant chain will continue to be owned and operated by an affiliate of Sun Capital Partners, Inc. and will license use of the Friendly’s® trademark from us under license and supply agreements entered into as part of the transaction. The aggregate purchase price was $157.3 million and included the base purchase price of $155.0 million plus a net working capital adjustment of $2.3 million as of the closing date. Subsequent to the closing date, we finalized the net working capital true-up calculation, which resulted in additional consideration transferred to Friendly's of $0.9 million for a total purchase price of $158.2 million. This final true-up was reflected as an adjustment to the purchase price as it occurred during the measurement period. Additionally, during the fourth quarter of 2016, we finalized our deferred tax calculations which resulted in a decrease to our deferred tax liabilities of $11.1 million with an offset to goodwill, as reflected in the table below. The acquisition was funded through a combination of cash on hand and borrowings under our senior secured credit facility and receivables securitization facility.
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
We recorded goodwill of $67.3 million, which consists of the excess of the net purchase price over the fair value of the net assets acquired. This goodwill represents the expected value attributable to an anticipated increased competitive position in the ice cream market in the Northeastern United States. The goodwill is not deductible for tax purposes.
The following table provides the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

June 20, 2016
Receivables, net	$15,812
Inventories	11,724
Prepaid expenses and other current assets	4,036
Property, plant and equipment, net	11,001
Goodwill	67,271
Identifiable intangible assets and other long-term assets	81,709
Accounts payable and accrued expenses	(9,075)
Other long-term liabilities	(6,158)
Deferred tax liability, net	(18,117)
Net identifiable assets acquired	$158,203

We recorded the fair value of the net assets acquired and liabilities assumed in connection with the Friendly's acquisition. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information.
We estimated the fair value of the Friendly’s® trademark based on an income approach using the relief-from-royalty method, which is a widely accepted valuation technique that considers the cost savings associated with owning, rather than licensing, a trademark. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The customer relationship intangible assets were valued using the “With or Without” method, which is a commonly used valuation technique for customer relationships. This discounted cash flow method estimates the fair value of an asset by comparing the value of the business inclusive of the asset to the hypothetical value of the same business excluding the asset. The key assumptions used in the methodology are the cash flows estimated with and without the customer relationships over the estimated period that would be required to acquire those customers. The fair value estimates made in connection with the Friendly’s acquisition are based on a set of assumptions we believe to be reasonable but which can be unpredictable and inherently uncertain.
The pro forma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. Friendly's results of operations have been included in our Consolidated Statements of Operations from the date of acquisition.
In connection with this transaction, we recorded acquisition-related expenses of approximately $4.6 million during the year ended December 31, 2016. These charges included expenses related to due diligence, legal support, investment advisers and regulatory matters, as well as other non-material transactional activities. These costs were included in general and administrative expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2016, 2015 and 2014, we incurred an immaterial amount of expense related to other transactional activities, which is recorded in general and administrative expenses in our Consolidated Statements of Operations.
WhiteWave and Morningstar Divestitures
During the year ended December 31, 2016, we recognized net losses from discontinued operations of $0.3 million and net losses on the sale of discontinued operations, net of tax, of $0.4 million, primarily related to interest expense on uncertain tax positions that we retained in connection with these discontinued operations.
During the year ended December 31, 2015, we recognized net losses from discontinued operations of $1.1 million from the finalization of certain pre-separation tax items related to our spin-off of The WhiteWave Foods Company in 2013 and net gains on the sale of discontinued operations, net of tax, of $0.7 million, primarily from favorable taxing authority settlements related to our sale of Morningstar Foods in 2013.
3.     INVENTORIES
Inventories at December 31, 2016 and 2015 consisted of the following:

	December 31
	2016	2015
	(In thousands)
Raw materials and supplies	$110,095	$99,272
Finished goods	174,389	154,054
Total	$284,484	$253,326

4.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2016 and 2015 consisted of the following:

	December 31
	2016	2015
	(In thousands)
Land	$174,323	$174,620
Buildings	673,687	666,697
Leasehold improvements	82,284	76,985
Machinery and equipment	1,921,436	1,850,012
Construction in progress	24,362	32,116
	2,876,092	2,800,430
Less accumulated depreciation	(1,712,241)	(1,626,293)
Total	$1,163,851	$1,174,137
Depreciation expense amounted to $151.9 million, $149.7 million and $156.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.
There was no material interest capitalized during the years ended December 31, 2016 and 2015.
See Note 15 for information regarding property, plant and equipment write-downs incurred in conjunction with our restructuring plans and certain other events.
5.     GOODWILL AND INTANGIBLE ASSETS
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
In evaluating goodwill for impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a quantitative assessment to determine whether goodwill is impaired and to measure the amount of goodwill impairment to be recognized, if any. Under the accounting guidance, we also have an option at any time to bypass the qualitative assessment and immediately perform a quantitative assessment to estimate the fair value of our reporting unit and identify any potential impairment of goodwill.
We performed a qualitative assessment of goodwill for our reporting unit during 2016. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of the reporting unit. Based on the results of our assessment, we determined that it was not necessary to perform a quantitative assessment. Accordingly, no further goodwill testing was completed, and we did not recognize any impairment charges related to goodwill during 2016.
As of December 31, 2016, the gross carrying value of goodwill was $2.23 billion and accumulated goodwill impairment was $2.08 billion. We recorded a goodwill impairment charge of $2.08 billion in 2011 with no goodwill impairment charges in subsequent years.

The changes in the net carrying amount of goodwill for the year ended December 31, 2016 are as follows (in thousands):

Balance at December 31, 2015	$86,841
Acquisitions (Note 2)	67,271
Balance at December 31, 2016	$154,112
We evaluate intangible assets for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.
Prior to 2015, certain of our trademarks were not amortized as our intent was to continue to use these intangible assets indefinitely. During the first quarter of 2015, we approved the launch of DairyPure®, our national white milk brand. In connection with the approval of the launch of DairyPure®, we re-evaluated our indefinite-lived trademarks and determined them to be finite-lived, with remaining useful lives of 5 years. The launch of DairyPure® resulted in a triggering event for impairment testing purposes. Based upon our testing, we recorded a non-cash impairment charge of $109.9 million and related income tax benefit of $41.2 million in the first quarter of 2015. We estimated the fair value of our trademarks based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The impairment charge is reported in the impairment of intangible assets line in our Consolidated Statements of Operations.
In the first quarter of 2016, we further evaluated the remaining useful life of our finite-lived trademarks in conjunction with our newly approved strategy around our ice cream brands. Based on our evaluation, we extended the useful lives of certain of our finite-lived trademarks. Our remaining trademark values will be amortized on a straight-line basis over their remaining useful lives, which range from approximately 4 to 9 years.
The gross and net carrying amounts of our intangible assets other than goodwill as of December 31, 2016 and 2015 were as follows:

	December 31, 2016				December 31, 2015
	Acquisition Costs(1)	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$52,000	$—	$—	$52,000	$—	$—	$—	$—
Intangible assets with finite lives:
Customer-related and other	$78,925	$—	$(37,050)	$41,875	$49,225	$—	$(33,700)	$15,525
Trademarks	229,777	(109,910)	(41,824)	78,043	229,777	(109,910)	(24,423)	95,444
Total	$360,702	$(109,910)	$(78,874)	$171,918	$279,002	$(109,910)	$(58,123)	$110,969

(1)	The increase in the carrying amounts of indefinite-lived trademarks and customer-related intangibles from December 31, 2015 to December 31, 2016 is related to the Friendly's acquisition. See Note 2.
Amortization expense on intangible assets for the years ended December 31, 2016, 2015 and 2014 was $20.8 million, $21.7 million and $2.9 million, respectively. The amortization of intangible assets is reported on a separate line item in our Consolidated Statements of Operations. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2017	$20.6
2018	20.0
2019	20.0
2020	11.9
2021	10.2

6.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of December 31, 2016 and 2015 consisted of the following:

	December 31
	2016	2015
	(In thousands)
Accounts payable	$416,847	$392,646
Payroll and benefits, including incentive compensation	101,315	138,805
Health insurance, workers’ compensation and other insurance costs	60,357	62,277
Current derivative liability	12	10,023
Customer rebates	41,919	49,053
Other accrued liabilities	86,531	89,184
Total	$706,981	$741,988
7.     INCOME TAXES
The following table presents the 2016, 2015 and 2014 income tax expense (benefit):

	Year Ended December 31
	2016(1)	2015(2)	2014(3)
	(In thousands)
Current income taxes:
Federal	$49,529	$26,939	$(94,983)
State	5,728	1,987	1,255
Foreign	879	513	723
Total current income tax expense (benefit)	56,136	29,439	(93,005)
Deferred income taxes:
Federal	15,164	(34,620)	54,015
State	10,734	(48)	6,894
Total deferred income tax expense (benefit)	25,898	(34,668)	60,909
Total income tax expense (benefit)	$82,034	$(5,229)	$(32,096)

(1)	Excludes $0.5 million of income tax expense related to discontinued operations.

(2)	Excludes $0.5 million of income tax expense related to discontinued operations.

(3)	Excludes $0.9 million of income tax expense related to discontinued operations.

The following is a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to income tax expense (benefit) reported in our Consolidated Statements of Operations:

	Year Ended December 31
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Tax expense (benefit) at statutory rate	$70,928	35.0%	$(4,658)	35.0%	$(18,299)	35.0%
State income taxes	9,620	4.8	3,469	(26.1)	2,281	(4.4)
Uncertain tax position	—	—	—	—	(15,451)	29.6
Domestic production activities deduction	(4,393)	(2.2)	(2,456)	18.5	—	—
Corporate owned life insurance	—	—	(947)	7.1	(870)	1.7
Nondeductible executive compensation	1,130	0.6	851	(6.4)	683	(1.3)
Changes in valuation allowance	1,080	0.5	(2,209)	16.6	3,016	(5.8)
Other	3,669	1.8	721	(5.4)	(3,456)	6.6
Total	$82,034	40.5%	$(5,229)	39.3%	$(32,096)	61.4%
The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2016(1)	2015(2)
	(In thousands)
Deferred income tax assets:
Accrued liabilities	$93,491	$104,675
Retirement plans and postretirement benefits	34,777	33,259
Share-based compensation	13,322	15,386
Receivables and inventories	8,187	11,061
Intangible assets	—	4,131
Derivative financial instruments	—	3,990
Net operating loss carryforwards	34,478	30,799
Tax credit carryforwards	8,890	5,026
Valuation allowances	(12,048)	(10,968)
	181,097	197,359
Deferred income tax liabilities:
Property, plant and equipment	(208,559)	(208,485)
Intangible assets	(29,356)	—
Derivative financial instruments	(916)	—
Cancellation of debt	(5,576)	(8,411)
Other	(3,458)	(1,162)
	(247,865)	(218,058)
Net deferred income tax liability	$(66,768)	$(20,699)

(1)	Includes $8.8 million of deferred tax assets related to uncertain tax positions.

(2)	Includes $8.7 million of deferred tax assets related to uncertain tax positions.

These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2016	2015
	(In thousands)
Current assets	$37,504	$54,735
Noncurrent assets	21,737	31,386
Noncurrent liabilities	(126,009)	(106,820)
Total	$(66,768)	$(20,699)
At December 31, 2016, we had $34.5 million of tax-effected federal and state net operating losses and $8.9 million of federal and state tax credits available for carryover to future years. These items are subject to certain limitations and begin to expire in 2017. A valuation allowance of $12.0 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to these items will be realized prior to expiration. Our valuation allowance increased $1.1 million in 2016 for certain state net operating loss carryforwards that we do not expect to utilize in the future due to law changes enacted during 2016.
The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in our Consolidated Balance Sheets:

	December 31
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$27,829	$26,463	$40,478
Increases in tax positions for current year	125	39	—
Increases in tax positions for prior years	4,542	1,327	11,432
Decreases in tax positions for prior years	(199)	—	(21,194)
Settlement of tax matters	(1,887)	—	(4,203)
Lapse of applicable statutes of limitations	—	—	(50)
Balance at end of year	$30,410	$27,829	$26,463
Of the total unrecognized tax benefits at December 31, 2016, $4.2 million would impact our effective tax rate and $17.3 million would be recorded in discontinued operations, if recognized. The remaining $8.8 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. Due to the anticipated resolution of several uncertain tax positions, we expect our gross liability for uncertain tax positions to decrease by approximately $16 million to $21 million during the next 12 months.
We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expenses in our Consolidated Statements of Operations. Interest expense recorded in income tax expense for 2016, 2015 and 2014 was immaterial. Our liability for uncertain tax positions included accrued interest of $2.7 million and $2.2 million at December 31, 2016 and 2015, respectively.
As of December 31, 2016, our 2012 through 2015 U.S. consolidated income tax returns remain open for examination by the Internal Revenue Service. During 2016, the Joint Committee on Taxation completed their review of our carryback refund claim which was requested and received during 2015. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state income tax returns in the process of examination, appeals or settlement.

8.     DEBT
Our long-term debt as of December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016			December 31, 2015
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$9,100	2.94%	*	$—	—%
Senior notes due 2023	700,000	6.50		700,000	6.50
	709,100			700,000
Subsidiary debt obligations:
Senior notes due 2017	142,000	6.90		142,000	6.90
Receivables securitization facility	40,000	1.87	*	—	—
Capital lease and other	3,980	—		5,212	—
	185,980			147,212
Subtotal	895,080			847,212
Unamortized discounts and debt issuance costs(1)	(9,029)			(12,639)
Total debt	886,051			834,573
Less current portion	(140,806)			(1,493)
Total long-term portion	$745,245			$833,080

*	Represents a weighted average rate, including applicable interest rate margins.

(1)
Beginning in the first quarter of 2016, unamortized debt issuance costs, not related to revolving credit agreements, of $6.8 million and $7.9 million as of December 31, 2016 and December 31, 2015, respectively, are netted against the outstanding debt balance due to the retrospective effect of ASU No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. See Note 1.

The scheduled debt maturities at December 31, 2016 were as follows (in thousands):

2017	$143,078
2018	41,336
2019	1,174
2020	9,492
2021	—
Thereafter	700,000
Subtotal	895,080
Less unamortized discounts and debt issuance costs	(9,029)
Total debt	$886,051
Dean Foods Company Senior Notes due 2023 — On February 25, 2015, we issued $700 million in aggregate principal amount of 6.50% senior notes due 2023 (the "2023 Notes") at an issue price of 100% of the principal amount of the 2023 Notes in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and in offshore transactions pursuant to Regulation S under the Securities Act.
In connection with the issuance of the 2023 Notes, the Company paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.8 million, which were deferred and netted against the outstanding debt balance, and will be amortized to interest expense over the remaining term of the 2023 Notes.
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
We used the net proceeds from the 2023 Notes to redeem all of our outstanding senior unsecured notes due 2016, as described below, and to repay a portion of the outstanding borrowings under our previous senior secured credit facility and receivables securitization facility. The carrying value under the 2023 Notes at December 31, 2016 was $693.2 million, net of unamortized debt issuance costs of $6.8 million.
Senior Secured Revolving Credit Facility — In March 2015, we terminated our prior credit facility, replacing it with the new credit facility described below. As a result of the termination, we recorded a write-off of unamortized debt issue costs of $5.3 million during the three months ended March 31, 2015. The write-off was recorded in the loss on early retirement of long-term debt line in our Consolidated Statements of Operations.
In March 2015, we executed a new credit agreement (the "Credit Agreement") pursuant to which the lenders provided us with a senior secured revolving credit facility in the amount of up to $450 million (the "Credit Facility"). Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the Credit Facility by up to $200 million without the consent of any lenders not participating in such increase, subject to specified conditions. The Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans. The Credit Facility will terminate in March 2020.
In connection with the execution of the Credit Agreement, we paid certain arrangement fees of approximately $4.8 million to lenders and other fees of approximately $2.5 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Loans outstanding under the Credit Facility bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 2.25% and 2.75% (2.25% as of December 31, 2016) based on the total net leverage ratio (as defined in the Credit Agreement), or (ii) the alternate base rate (as defined in the Credit Agreement) plus a margin of between 1.25% and 1.75% (1.25% as of December 31, 2016) based on the total net leverage ratio.
We may make optional prepayments of the loans, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the Credit Agreement, we will be obligated to prepay the Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The Credit Facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the Credit Agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables securitization facility subsidiaries (the "Guarantors").
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
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments during a default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum senior secured net leverage ratio of 2.50x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio is in excess of 3.25x.
At December 31, 2016, we had outstanding borrowings of $9.1 million under the Credit Facility. Our average daily balance under the Credit Facility during the year ended December 31, 2016 was $1.5 million. There were no letters of credit issued under the Credit Facility as of December 31, 2016.
On January 4, 2017, we amended the Credit Agreement to, among other things, (i) extend the maturity date of the Credit Facility to January 4, 2022; (ii) modify the leverage ratio covenant to add a requirement that we comply with a maximum total net leverage ratio (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility) not to exceed 4.25 to 1.00 and to eliminate the maximum senior secured net leverage ratio requirement; (iii) modify the definition of “Consolidated EBITDA” to permit certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions; (iv) modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (initially 2.00%) based on our total net leverage ratio, or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (initially 1.00%) based on our total net leverage ratio; (v) modify certain negative covenants to provide additional flexibility for the incurrence of debt, the payment of dividends and the making of certain permitted acquisitions and other investments; (vi) eliminate and release all real property as collateral for loans under the Credit Facility; and (vii) provide the Company the ability to request that increases in the aggregate commitments under the Credit Facility be made available as either revolving loans or term loans.
Dean Foods Receivables Securitization Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. In June 2014, the receivables securitization facility was modified to, among other things, increase the amount available for the issuance of letters of credit from $300 million to $350 million and to extend the liquidity termination date from March 2015 to June 2017. The receivables securitization facility was further amended in August 2014 to be consistent with the amended financial covenants under the credit agreement governing our previous credit facility.
In March 2015, the receivables securitization facility was further modified to, among other things, extend the liquidity termination date from June 2017 to March 2018 and modify the covenants to be consistent with those contained in the Credit Agreement described above.
In connection with the modification of the receivables securitization facility, we paid certain arrangement fees of approximately $0.7 million to lenders, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
Based on the monthly borrowing base formula, we had the ability to borrow up to $457.5 million of the total commitment amount under the receivables securitization facility as of December 31, 2016. The total amount of receivables sold to these entities as of December 31, 2016 was $609.0 million. During the year ended December 31, 2016, we borrowed $945.0 million and repaid $905.0 million under the facility with a remaining balance of $40.0 million as of December 31, 2016. In addition to letters of credit in the aggregate amount of $117.2 million that were issued but undrawn, the remaining available borrowing capacity was $300.3 million at December 31, 2016. Our average daily balance under this facility during the year ended December 31, 2016 was $13.8 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio.
On January 4, 2017, we amended the purchase agreement governing the receivables securitization facility to, among other things, (i) extend the liquidity termination date to January 4, 2020, (ii) reduce the maximum size of the receivables securitization facility to $450 million, (iii) replace the senior secured net leverage ratio with a total net leverage ratio to be consistent with the amended leverage ratio covenant under the amended Credit Agreement described above, and (iv) modify certain pricing terms such that advances outstanding under the receivables securitization facility will bear interest between 0.90% and 1.05%, and the Company will pay an unused fee between 0.40% and 0.55% on undrawn amounts, in each case based on the Company's total net leverage ratio.
Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer litigation, we issued a standby letter of credit in the amount of $80 million, representing the approximate amount of subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit decreased proportionately as we made each of the four installment payments. We made installment payments in June of 2013, 2014, 2015, and 2016. As of December 31, 2016, the letter of credit has been reduced to zero as a result of the final annual installment payment of $18.9 million, which we made in June 2016.
Dean Foods Company Senior Notes due 2016 — In March 2015, we redeemed the remaining principal amount of $476.2 million of our outstanding senior notes due 2016 for a total redemption price of approximately $521.8 million. As a result, we recorded a $38.3 million pre-tax loss on early retirement of long-term debt in the first quarter of 2015, which consisted of debt redemption premiums and unpaid interest of $37.3 million, a write-off of unamortized long-term debt issue costs of $0.8 million and a write-off of the remaining bond discount and interest rate swaps of approximately $0.2 million. The loss was recorded in the loss on early retirement of long-term debt line in our Consolidated Statements of Operations. The redemption was financed with proceeds from the issuance of the 2023 Notes.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series remains outstanding ($142 million aggregate principal amount) and matures on October 15, 2017. The carrying value of these notes at December 31, 2016 was $139.7 million, net of unamortized discounts of $2.3 million, at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
Redemption of Dean Foods Company Senior Notes due 2018 — In December 2014, we completed the redemption of the remaining $24 million outstanding principal amount of our senior notes due 2018 at a redemption price equal to 104.875% of the principal amount of the notes redeemed, plus accrued and unpaid interest, or approximately $26.1 million in total. As a result of the redemption, we recorded a $1.4 million pre-tax loss on early extinguishment of debt in the fourth quarter of 2014, which consisted of debt redemption premiums of $1.2 million and a write-off of unamortized debt issue costs of $0.2 million. The loss was recorded in the loss on early retirement of debt line in our Consolidated Statements of Operations. The redemption was financed with borrowings under our prior credit facility.
See Note 9 for information regarding the fair value of the 2023 Notes and the subsidiary senior notes due 2017 as of December 31, 2016 and 2015.
Capital Lease Obligations and Other — Capital lease obligations as of December 31, 2016 included our leases for information technology equipment. Capital lease obligations as of December 31, 2015 included our leases for information technology equipment, as well as a lease for land and building related to one of our production facilities. See Note 17.
9.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. As of December 31, 2016 and 2015, our derivatives recorded at fair value in our Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Derivatives not designated as Hedging Instruments
Commodities contracts — current(1)	$2,416	$317	$12	$10,023
Commodities contracts — non-current(2)	—	—	—	690
Total derivatives	$2,416	$317	$12	$10,713

(1)
Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our Consolidated Balance Sheets.

(2)
Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in identifiable intangible and other assets, net, and other long-term liabilities, respectively, in our Consolidated Balance Sheets.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 is as follows (in thousands):

	Fair Value as of December 31, 2016	Level 1	Level 2	Level 3
Assets — Commodities contracts	$2,416	$—	$2,416	$—
Liabilities — Commodities contracts	12	—	12	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 is as follows (in thousands):

	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Assets — Commodities contracts	$317	$—	$317	$—
Liabilities — Commodities contracts	10,713	—	10,713	—
Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, our prior credit facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amounts and fair values of the 2023 Notes and subsidiary senior notes at December 31:

	2016		2015
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$736,750	$700,000	$726,250
Subsidiary senior notes due 2017	142,000	146,615	142,000	148,745
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$27	$—	$27	$—
Mutual funds	1,673	—	1,673	—
The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$4	$—	$4	$—
Mutual funds	1,506	—	1,506	—
10.     COMMON STOCK AND SHARE-BASED COMPENSATION
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.

Cash Dividends — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. On March 3, 2016, we announced that our Board of Directors declared an increased quarterly dividend of $0.09 per share of common stock, from the $0.07 per share quarterly dividend paid in each quarter of 2015. Pursuant to the policy, we paid quarterly dividends of $0.09 per share ($0.36 per share annually) in March, June, September and December of 2016, totaling approximately $32.8 million. Quarterly dividends of $0.07 per share were paid in March, June, September and December of 2014 and 2015, totaling approximately $26.2 million for each of the years ended December 31, 2015 and 2014. Dividends are presented as a reduction to retained earnings in our Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion (excluding fees and expenses), of which approximately $197.1 million remained available under this program as of December 31, 2016. Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired. We will continue to evaluate opportunities for share repurchases in a strategic manner as a mechanism for generating additional shareholder value.
The following table summarizes the share repurchase activity for the years ended (in thousands, except per share data):

	2016	2015
Number of shares repurchased	1,371	3,166
Weighted average purchase price per share	$18.21	$16.73
Amount of share repurchases	$25,000	$53,010
Stock Award Plans — The Dean Foods Company 2016 Stock Incentive Plan (the “2016 Plan”), approved on May 11, 2016, allows grant awards of various types of equity-based compensation, including stock options, stock appreciation rights (‘‘SARs’’), restricted stock and restricted stock units, performance shares and performance units and other types of stock-based awards as compensation to employees, consultants and directors. The maximum number of shares that are available to be awarded under the 2016 Plan is 11,750,000 shares of common stock of the Company and is inclusive of the shares remaining available for issuance under the 2007 Stock Incentive Plan (the "2007 Plan"), which expired upon the 2016 Plan approval.
Any shares subject to any award granted under the 2016 Plan or the 2007 Plan which for any reason expires after the effective date of the 2016 Plan without having been exercised, or is canceled, terminated or otherwise settled without the issuance of stock will again be available for grant under the 2016 Plan. However, to the extent that any options or SARs are exercised by delivering the net value of such award in shares (a so-called ‘‘net exercise’’), the total number of shares for which the option or SAR is exercised, and not just the net number of shares delivered upon such exercise, will be counted as though issued under the 2016 Plan. Additionally, any shares that are canceled or surrendered to satisfy a participant’s applicable tax withholding obligations in respect of any award granted under the 2016 Plan or the 2007 Plan will not again become available for issuance. If any full-value award granted under the 2016 Plan or granted under the 2007 Plan expires without having been exercised, or is canceled, terminated or otherwise settled without the issuance of stock, that number of shares equal to (x) the number of shares subject to such award multiplied by (y) the multiplier applicable under the applicable plan (that is, two shares for each share subject to each such full-value award granted under the 2016 Plan and 1.67 for each full-value award granted under the 2007 Plan) will become available for issuance under the 2016 Plan. If any stock option award granted under the 2016 Plan or the 2007 Plan expires without having been exercised, or is canceled, terminated or otherwise settled without the issuance of stock, there will become available for issuance under the 2016 Plan one share of our common stock for each share of our common stock subject to such stock option award.
As of December 31, 2016, we had approximately 11.6 million shares, in the aggregate, available for grant under the 2016 Plan.
Stock Options — We did not grant any stock options during 2014, 2015 or 2016, nor do we plan to in 2017. At December 31, 2016, there was no remaining unrecognized stock option expense related to unvested awards.
Under the terms of our stock option plans, employees and non-employee directors may be granted options to purchase our stock at a price equal to the market price on the date the option is granted.

Prior to 2014, we did not historically declare or pay a regular cash dividend on our common stock. Stock option awards are not impacted by our decision in 2013 to begin paying dividends in 2014.
The following table summarizes stock option activity during the year ended December 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	3,204,925	$20.07
Forfeited and canceled(1)	(921,142)	22.24
Exercised	(244,954)	14.29
Options outstanding and exercisable at December 31, 2016(2)	2,038,829	19.78	1.73	$6,923,656
Options exercisable at December 31, 2015	3,204,925	20.07

(1)
Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants. Effective May 15, 2013, any stock options surrendered or canceled in satisfaction of participants' exercise proceeds or tax withholding obligation will no longer become available for future grants under the plans.

(2)	As of December 31, 2016, there were no remaining unvested stock options.
The following table summarizes information about options outstanding and exercisable at December 31, 2016:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$8.96 to 10.44	302,704	4.73	$9.84
12.60	112,643	3.12	12.60
13.30 to 16.98	103,961	2.89	15.56
17.36	352,742	2.12	17.36
17.48 to 21.14	23,563	1.61	18.82
21.96	341,142	1.04	21.96
23.08 to 24.60	255,255	0.85	23.11
26.06	463,532	0.12	26.06
26.52 to 27.60	83,287	0.39	27.29
The following table summarizes additional information regarding our stock option activity (in thousands):

	Year Ended December 31
	2016	2015	2014
Intrinsic value of options exercised	$1,372	$336	$2,078
Fair value of shares vested	—	453	4,717
Tax benefit related to stock option expense	—	34	169
During the year ended December 31, 2016, net cash received from stock option exercises was $2.2 million and the total cash benefit for tax deductions to be realized for these option exercises was $0.5 million.
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

The following table summarizes RSU activity during the year ended December 31, 2016:

	Employees	Directors	Total
RSUs outstanding January 1, 2016	871,876	94,816	966,692
RSUs issued	480,117	43,547	523,664
Shares issued upon vesting	(257,269)	(55,886)	(313,155)
RSUs canceled or forfeited(1)	(221,939)	(2,270)	(224,209)
RSUs outstanding at December 31, 2016	872,785	80,207	952,992
Weighted-average per share grant date fair value	$17.46	$17.55	$17.47

(1)
Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Any stock units surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

The following table summarizes information about our RSU grants and RSU expense during the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31
	2016	2015	2014
Total intrinsic value of RSUs vested/distributed during the period	$8,920	$7,958	$5,459
Weighted-average grant date fair value of RSUs granted	19.13	16.41	14.62
Tax benefit related to RSU expense	1,694	2,303	990
At December 31, 2016, there was $8.2 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.89 years.
Restricted Stock — We offer our non-employee directors the option to receive certain compensation for services rendered in either cash or shares of restricted stock equal to 150% of the fee amount. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the year ended December 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2016	39,325	$16.36
Restricted shares granted	43,124	18.25
Restricted shares vested	(40,699)	17.08
Unvested at December 31, 2016	41,750	$17.61

Performance Stock Units — Beginning in 2016, performance stock units ("PSUs") were granted as part of our long-term incentive compensation program. PSUs cliff vest and settle in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the award that is expected to vest. The fair value of the PSUs is remeasured at each reporting period. The following table summarizes PSU activity during year ended December 31, 2016:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	90,583	19.13
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2016	90,583	$19.13
Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets. The following table summarizes the phantom share activity during the year ended December 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2016	1,159,519	$15.94
Granted	818,407	19.20
Converted/paid	(560,712)	16.07
Forfeited	(56,152)	17.47
Outstanding at December 31, 2016	1,361,062	$17.78

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense related to Dean Foods equity-based awards recognized during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31
	2016		2015	2014
Stock options	$—		$88	$438
RSUs	11,053	(1)	8,407	4,521
PSUs	3,601	(1)	—	—
Phantom shares	15,176		7,882	7,317
Total	$29,830		$16,377	$12,276

(1)
Share-based compensation expense for the year ended December 31, 2016 includes an aggregate of approximately $6.0 million of RSU and PSU compensation expense associated with separation charges in connection with our CEO succession plan. See “Part I — Item 1. Business — Developments Since January 1, 2016.”

11.     EARNINGS (LOSS) PER SHARE
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

	Year Ended December 31
	2016	2015	2014
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$120,617	$(8,081)	$(20,187)
Denominator:
Average common shares	90,933,886	93,298,467	93,916,656
Basic earnings (loss) per share from continuing operations	$1.33	$(0.09)	$(0.22)
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$120,617	$(8,081)	$(20,187)
Denominator:
Average common shares — basic	90,933,886	93,298,467	93,916,656
Stock option conversion(1)	246,116	—	—
RSUs and PSUs(2)	330,481	—	—
Average common shares — diluted	91,510,483	93,298,467	93,916,656
Diluted earnings (loss) per share from continuing operations	$1.32	$(0.09)	$(0.22)
(1) Anti-dilutive common shares excluded	1,262,158	2,933,770	3,840,637
(2) Anti-dilutive stock units excluded	—	340,398	312,971
12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the year ended December 31, 2016 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items		Foreign Currency Items	Total
Balance, December 31, 2015	$(83,279)		$(2,524)	$(85,803)
Other comprehensive loss before reclassifications	4,284		(2,257)	2,027
Amounts reclassified from accumulated other comprehensive income	(5,857)	(1)	—	(5,857)
Net current-period other comprehensive loss	(1,573)		(2,257)	(3,830)
Balance, December 31, 2016	$(84,852)		$(4,781)	$(89,633)

(1)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Notes 13 and 14.

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

(1)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Notes 13 and 14.

13.     EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS
We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multiemployer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2016, 2015 and 2014, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Defined benefit plans	$6,805	$6,594	$4,729
Defined contribution plans	19,078	16,498	16,503
Multiemployer pension and certain union plans	30,073	29,930	28,933
Total	$55,956	$53,022	$50,165
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under Employee Retirement Income Security Act regulations plus additional amounts as we deem appropriate.
Included in accumulated other comprehensive loss at December 31, 2016 and 2015 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $2.1 million ($1.3 million net of tax) and $3.0 million ($1.8 million net of tax), respectively, and unrecognized actuarial losses of $141.5 million ($87.4 million net of tax) and $136.7 million ($84.1 million net of tax), respectively. Prior service costs and actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension cost during the year ending December 31, 2017 are $0.7 million ($0.4 million net of tax) and $10.4 million ($6.4 million net of tax), respectively.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2016 and 2015, and the funded status of the plans at December 31, 2016 and 2015 are as follows:

	December 31
	2016	2015
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$333,975	$345,766
Service cost	3,173	3,631
Interest cost	12,171	13,736
Plan participants’ contributions	—	10
Plan amendments	—	72
Actuarial (gain) loss	11,578	(10,351)
Benefits paid	(21,407)	(18,889)
Plan settlements	(757)	—
Benefit obligation at end of year	338,733	333,975
Change in plan assets:
Fair value of plan assets at beginning of year	282,753	289,526
Actual return on plan assets	16,105	(6,716)
Employer contributions	5,489	18,822
Plan participants’ contributions	—	10
Benefits paid	(21,407)	(18,889)
Plan settlements	(757)	—
Fair value of plan assets at end of year	282,183	282,753
Funded status at end of year	$(56,550)	$(51,222)
The underfunded status of the plans of $56.6 million at December 31, 2016 is recognized in our Consolidated Balance Sheet and includes $0.8 million classified as a current accrued pension liability. We do not expect any plan assets to be returned to us during the year ending December 31, 2017. We currently expect to contribute $5.3 million to the pension plans in 2017; however, we can elect to fund the pension plan in excess of the aforementioned contribution.
A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2016 and 2015 follows:

	December 31
	2016	2015
Weighted average discount rate	4.29%	4.52%
Rate of compensation increase	3.70%	4.00%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2016, 2015 and 2014 follows:

	Year Ended December 31
	2016	2015	2014
Effective discount rate for benefit obligations	4.53%	4.08%	4.90%
Effective rate for interest on benefit obligations	3.76%	4.08%	4.90%
Effective discount rate for service cost	4.67%	4.08%	4.90%
Effective rate for interest on service cost	4.14%	4.08%	4.90%
Expected return on assets	6.75%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$3,173	$3,631	$3,081
Interest cost	12,171	13,736	13,979
Expected return on plan assets	(18,531)	(20,026)	(18,761)
Amortizations:
Prior service cost	857	856	787
Unrecognized net loss	8,822	8,544	5,105
Effect of settlement	313	—	538
Other	—	(147)	—
Net periodic benefit cost	$6,805	$6,594	$4,729
The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.
The amortization of unrecognized net loss represents the amortization of investment losses incurred. The effect of settlement costs in 2016, 2015 and 2014 represents the recognition of net periodic benefit cost related to pension settlements reached as a result of plant closures.
Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2016	2015
	(In millions)
Projected benefit obligation	$338.7	$334.0
Accumulated benefit obligation	336.3	331.3
Fair value of plan assets	282.2	282.8
The accumulated benefit obligation for all defined benefit plans was $336.3 million and $331.3 million at December 31, 2016 and 2015, respectively.
Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.
At the end of 2015, we changed our approach used to measure service and interest costs for pension and other postretirement benefits. In 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. In 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations but generally results in lower pension expense in periods when the yield curve is upward sloping. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis starting in 2016.
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
At December 31, 2016, our master trust was invested as follows: investments in equity securities were at 41%; investments in fixed income were at 58%; cash equivalents were at 1% and other investments were less than 1%. We believe the allocation of our master trust investments as of December 31, 2016 is generally consistent with the targets set forth by the Investment Committee.
Estimated pension plan benefit payments to participants for the next ten years are as follows:

2017	$20.6	million
2018	20.4	million
2019	20.1	million
2020	20.4	million
2021	21.0	million
Next five years	107.2	million
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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair values by category of inputs as of December 31, 2016 were as follows (in thousands):

	Fair Value as of December 31, 2016	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$275	$275	$—	$—
Index Funds:
U.S. Equities(a)	112,329	—	112,329	—
International Equities	—	—	—	—
Equity Funds(b)	6,204	—	6,204	—
Total Equity Securities	118,808	275	118,533	—
Fixed Income:
Bond Funds(c)	157,361	—	157,361	—
Diversified Funds(d)	3,930	—	—	3,930
Total Fixed Income	161,291	—	157,361	3,930
Cash Equivalents:
Short-term Investment Funds(e)	1,921	—	1,921	—
Total Cash Equivalents	1,921	—	1,921	—
Other Investments:
Partnerships/Joint Ventures(f)	163	—	—	163
Total Other Investments	163	—	—	163
Total	$282,183	$275	$277,815	$4,093

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.

(b)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% international stocks.

(c)	Represents investments primarily in U.S. dollar-denominated, investment grade bonds, including government securities, corporate bonds, and mortgage- and asset-backed securities.

(d)
Represents a pooled/separate account investment in the General Investment Account of an investment manager. The account primarily invests in fixed income debt securities, such as high grade corporate bonds, government bonds and asset-backed securities.

(e)	Investment is comprised of high grade money market instruments with short-term maturities and high liquidity.

(f)	The majority of the total partnership balance is a partnership comprised of a portfolio of two limited partnership funds that invest in public and private equity.

The fair values by category of inputs as of December 31, 2015 were as follows (in thousands):

	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$241	$241	$—	$—
Index Funds:
U.S. Equities(a)	105,874	—	105,874	—
International Equities	—	—	—	—
Equity Funds(b)	6,204	—	6,204	—
Total Equity Securities	112,319	241	112,078	—
Fixed Income:
Bond Funds(c)	160,419	—	160,419	—
Diversified Funds(d)	3,929	—	—	3,929
Total Fixed Income	164,348	—	160,419	3,929
Cash Equivalents:
Short-term Investment Funds(e)	1,975	—	1,975	—
Total Cash Equivalents	1,975	—	1,975	—
Other Investments:
Partnerships/Joint Ventures(f)	273	—	—	273
Total Other Investments	273	—	—	273
Total	$278,915	$241	$274,472	$4,202

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.

(b)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% international stocks.

(c)	Represents investments primarily in U.S. dollar-denominated, investment grade bonds, including government securities, corporate bonds, and mortgage- and asset-backed securities.

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

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Diversified Funds	Partnerships/ Joint Ventures	Total
Balance at December 31, 2014	$2,921	$567	$3,488
Actual return on plan assets:
Relating to instruments still held at reporting date	131	(182)	(51)
Purchases, sales and settlements (net)	(823)	—	(823)
Transfers in and/or out of Level 3	1,700	(112)	1,588
Balance at December 31, 2015	$3,929	$273	$4,202
Actual return on plan assets:
Relating to instruments still held at reporting date	115	(18)	97
Purchases, sales and settlements (net)	(114)	(92)	(206)
Balance at December 31, 2016	$3,930	$163	$4,093
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

Our participation in these multiemployer plans for the year ended December 31, 2016 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2016 and 2015 is for the plans’ year-end at December 31, 2015 and December 31, 2014, respectively. The zone status is based on information that we obtained from each plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are in "critical" status and generally less than 65% funded, plans in the yellow zone are in "endangered" status and less than 80% funded, and plans in the green zone are in "healthy" status and at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP / RP Status Pending/ Implemented	Extended Amortization Provisions	Expiration Date of Associated Collective- Bargaining Agreement(s)
			2016	2015
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	May 31, 2017 - August 31, 2020
Central States, Southeast and Southwest Areas Pension Plan(2)	36-6044243	001	Red	Red	Implemented	No	January 31, 2017 - May 31, 2020
Retail, Wholesale & Department Store International Union and Industry Pension Fund(3)	63-0708442	001	Green	Green	N/A	Yes	January 28, 2017 - July 18, 2020
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(4)	23-6283288	001	Green(5)	Green	N/A	Yes	August 31, 2017 - September 30, 2018

(1)
We are party to approximately twelve collective bargaining agreements that require contributions to this plan. These agreements cover a large number of employee participants and expire on various dates between 2017 and 2020. The agreement expiring in March 2019 is the most significant as 32% of our employee participants in this plan are covered by that agreement.

(2)
There are approximately 21 collective bargaining agreements that govern our participation in this plan. The agreements expire on various dates between 2017 and 2020. Approximately 22%, 30%, 39%, and 10% of our employee participants in this plan are covered by the agreements expiring in 2017, 2018, 2019, and 2020 respectively.

(3)
We are subject to approximately eight collective bargaining agreements with respect to this plan. Approximately 46%, 50%, 1%, and 3% of our employee participants in this plan are covered by the agreements expiring in 2017, 2018, 2019, and 2020 respectively.

(4)
We are party to five collective bargaining agreements with respect to this plan. The agreement expiring in September 2017 is the most significant as 60% of our employee participants in this plan are covered by that agreement.

(5)
The most recent PPA Zone Status available in 2016 is for the plan's year-end at December 31, 2015. As of December 31, 2015, the estimated funding ratio of the plan was 80.8%. As of January 1, 2016, the actuary reported that the estimated funding ratio of the plan was 79.56%, and that the plan was certified to be in endangered status. A notice of endangered status was provided to the plan’s participants and beneficiaries, bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. At the date of filing of this Annual Report on Form 10-K, Forms 5500 were not available for the plan year ended in 2016.

Information regarding our contributions to our multiemployer pension plans is shown in the table below. There are no changes that materially affected the comparability of our contributions to each of these plans during the years ended December 31, 2016, 2015 and 2014.

Pension Fund	Employer Identification Number	Pension Plan Number	Dean Foods Company Contributions (in millions)
			2016	2015	2014	Surcharge Imposed(3)
Western Conference of Teamsters Pension Plan	91-6145047	001	$13.8	$12.8	$12.9	No
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	001	8.6	9.3	11.9	No
Retail, Wholesale & Department Store International Union and Industry Pension Fund(1)	63-0708442	001	1.8	1.3	1.3	No
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(1)	23-6283288	001	1.9	2.1	2.0	No
Other Funds(2)			4.0	4.4	0.8
Total Contributions			$30.1	$29.9	$28.9

(1)
During the 2015 and 2014 plan years, our contributions to these plans exceeded 5% of total plan contributions. At the date of filing of this Annual Report on Form 10-K, Forms 5500 were not available for the plan years ending in 2016.

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
Included in accumulated other comprehensive loss at December 31, 2016 and 2015 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $494 thousand ($305 thousand net of tax) and $586 thousand ($360 thousand net of tax), respectively, and unrecognized actuarial losses of $6.7 million ($4.1 million net of tax) and $5.1 million ($3.1 million net of tax), respectively. The prior service cost and actuarial loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit cost during the year ending December 31, 2017 is $92 thousand ($57 thousand net of tax) and $457 thousand ($283 thousand net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2016	2015
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$32,132	$39,126
Service cost	640	821
Interest cost	1,085	1,455
Employee contributions	338	389
Actuarial (gain) loss	(1,916)	(8,048)
Benefits paid	(2,157)	(1,611)
Benefit obligation at end of year	30,122	32,132
Fair value of plan assets at end of year	—	—
Funded status	$(30,122)	$(32,132)
The unfunded portion of the liability of $30.1 million at December 31, 2016 is recognized in our Consolidated Balance Sheet and includes $2.1 million classified as a current accrued postretirement liability.
A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2016 and 2015 follows:

	December 31
	2016	2015
Healthcare inflation:
Healthcare cost trend rate assumed for next year	7.00%	7.27%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year of ultimate rate achievement	2038	2038
Weighted average discount rate	3.97%	4.27%
A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	Year Ended December 31
	2016	2015	2014
Healthcare inflation:
Healthcare cost trend rate assumed for next year	7.27%	7.70%	7.90%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%
Year of ultimate rate achievement	2038	2029	2029
Effective discount rate for benefit obligations	4.27%	3.85%	4.64%
Effective rate for interest on benefit obligations	3.52%	3.85%	4.64%
Effective discount rate for service cost	4.68%	3.85%	4.64%
Effective rate for interest on service cost	4.37%	3.85%	4.64%
At the end of 2015, we changed our approach used to measure service and interest costs for pension and other postretirement benefits. In 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. In 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations but generally results in lower pension expense in periods when the yield curve is upward sloping. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis starting in 2016.

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$1,725	$2,276	$2,487
Amortizations:
Prior service cost	92	92	65
Unrecognized net (gain) loss	(245)	63	75
Other	—	—	98
Net periodic benefit cost	$1,572	$2,431	$2,725
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$228	$(189)
Effect on postretirement obligation	2,999	(2,651)
We expect to contribute $2.1 million to the postretirement health care plans in 2017. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2017	$2.1	million
2018	2.1	million
2019	2.3	million
2020	2.3	million
2021	2.3	million
Next five years	11.4	million
15.     ASSET IMPAIRMENT CHARGES AND FACILITY CLOSING AND REORGANIZATION COSTS
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
Testing the assets for recoverability involves developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. Other inputs are based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets. As the inputs for testing recoverability are largely based on management’s judgments and are not generally observable in active markets, we consider such measurements to be Level 3 measurements in the fair value hierarchy. See Note 9.
The results of our analysis indicated no impairment of our property, plant, and equipment, outside of facility closing and reorganization costs, for the years ended December 31, 2016 and 2015. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization strategies are summarized as follows:

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Closure of facilities, net(1)	$8,719	$19,844	$4,460
Facility closing and reorganization costs, net	$8,719	$19,844	$4,460

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2016, 2015 and 2014. These charges are primarily related to facility closures in Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Riverside, California; Delta, Colorado; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; Shreveport, Louisiana; Mendon, Massachusetts; and Sheboygan, Wisconsin, as well as other approved closures. We have incurred net charges to date of $73.8 million related to these facility closures through December 31, 2016. We expect to incur additional charges related to these facility closures of approximately $5.2 million related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

Activity for 2016 and 2015 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2014	Charges and Adjustments	Payments	Accrued Charges at December 31, 2015	Charges and Adjustments	Payments	Accrued Charges at December 31, 2016
	(In thousands)
Cash charges:
Workforce reduction costs	$1,283	$8,803	$(4,610)	$5,476	$409	$(2,275)	$3,610
Shutdown costs	—	2,506	(2,506)	—	3,043	(3,043)	—
Lease obligations after shutdown	6,855	149	(1,718)	5,286	350	(1,704)	3,932
Other	—	1,041	(1,041)	—	882	(882)	—
Subtotal	$8,138	12,499	$(9,875)	$10,762	4,684	$(7,904)	$7,542
Other charges (gains):
Write-down of assets(1)		10,531			7,979
Gain on sale of related assets		(3,489)			(3,963)
Other, net		303			19
Subtotal		7,345			4,035
Total		$19,844			$8,719

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

16.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$60,580	$49,593	$52,122
Net cash paid (received) for taxes	50,630	(29,157)	(31,469)
Non-cash additions to property, plant and equipment, including capital leases	4,748	10,129	7,455
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
Insurance — We use a combination of insurance and self-insurance for a number of risks, including property, workers’ compensation, general liability, automobile liability, product liability and employee health care utilizing high deductibles. Deductibles vary due to insurance market conditions and risk. Liabilities associated with these risks are estimated considering historical claims experience and other actuarial assumptions. Based on current information, we believe that we have established adequate reserves to cover these claims. At December 31, 2016 and 2015, we recorded accrued liabilities related to these retained risks of $154.3 million and $163.9 million, respectively, including both current and long-term liabilities.
Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, including our distribution fleet, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense was $127.3 million, $125.5 million and $118.9 million for 2016, 2015 and 2014, respectively.

The net book value of assets under capital leases, which are included in property, plant and equipment in our Consolidated Balance Sheets, are as follows:

	Year Ended December 31
	2016	2015
	(In thousands)
Machinery and equipment	$5,832	$7,514
Less accumulated depreciation	(1,852)	(2,302)
Net book value of assets under capital leases	$3,980	$5,212
Future minimum payments at December 31, 2016 under non-cancelable capital leases and operating leases with terms in excess of one year are summarized below:

	Capital Leases	Operating Leases
	(In thousands)
2017	$1,219	$82,451
2018	1,430	74,302
2019	1,219	63,053
2020	398	46,583
2021	—	31,048
Thereafter	—	61,259
Total minimum lease payments	4,266	$358,696
Less amount representing interest	(286)
Present value of capital lease obligations	$3,980
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
Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:
A putative class action antitrust complaint (the “retailer action”) was filed against Dean Foods and other milk processors on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further allege that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. In March 2012, the district court granted summary judgment in favor of defendants, including the Company, as to all counts then remaining. Plaintiffs appealed the district court’s decision, and in January 2014, the United States Court of Appeals for the Sixth Circuit reversed the grant of summary judgment as to one of the five original counts in the Tennessee retailer action. Following the Sixth Circuit’s denial of our request to reconsider the case en banc, the Company petitioned the Supreme Court of the United States for review. On November 17, 2014, the Supreme Court denied our petition and the case returned to the district court. On January 19, 2016, the district court granted summary judgment to defendants on claims accruing after May 8, 2009. On January 25, 2016, the district court denied summary judgment in other respects and denied plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition was denied by the Sixth Circuit on June 14, 2016. On March 30, 2016, the district court issued an order holding that the case will be judged under an antitrust legal doctrine known as the rule of reason. The case is presently scheduled for trial on March 28, 2017. Plaintiffs claim damages in the amount of $57 million from Dean Foods. If plaintiffs were to prevail, any damage award would be trebled as a matter of law. If plaintiffs were to prevail, any damage award would be trebled as a matter of law. In addition, if plaintiffs were to prevail, they would be entitled to an award of their reasonable attorneys' fees. The Company believes it has meritorious defenses to plaintiffs’ claims in the retailer action and intends to defend itself vigorously at trial. Based on our current assessment and because at this time it is not possible to predict the outcome of this matter, the Company has not established a reserve for this litigation.

In addition to the pending legal proceeding described above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with these other matters are not expected to have a material adverse impact on our financial position, results of operations, or cash flows.
18.     SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION
We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy and dairy case products. We operate 66 manufacturing facilities which are geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct-to-store delivery systems in the United States.
Approximate net revenue from external customers for each group of similar products for fiscal 2016, 2015, and 2014 consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Fluid milk	$5,339	$5,728	$6,984
Ice cream(1)	1,041	965	986
Fresh cream(2)	359	358	373
Extended shelf life and other dairy products(3)	231	250	283
Cultured	299	319	370
Other beverages(4)	308	343	379
Other(5)	133	159	128
Total	$7,710	$8,122	$9,503

(1)	Includes ice cream, ice cream mix and ice cream novelties

(2)	Includes half-and-half and whipping creams.

(3)	Includes creamers and other extended shelf life fluids.

(4)	Includes fruit juice, fruit flavored drinks, iced tea and water.

(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.
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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating income:
Dean Foods	$272,387	$223,115	$26,777
Facility closing and reorganization costs, net	(8,719)	(19,844)	(4,460)
Litigation settlements	—	—	2,521
Impairment of intangible and long-lived assets	—	(109,910)	(20,820)
Other operating income	—	—	4,535
Total	263,668	93,361	8,553
Other (income) expense:
Interest expense	66,795	66,813	61,019
Loss on early retirement of debt	—	43,609	1,437
Other income, net	(5,778)	(3,751)	(1,620)
Consolidated income (loss) from continuing operations before income taxes	$202,651	$(13,310)	$(52,283)
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the years ended December 31, 2016, 2015 and 2014. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16.7%, 16.4%, and 16.4% of our consolidated net sales in 2016, 2015 and 2014, respectively.
19.     QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2016 and 2015:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2016
Net sales	$1,878,828	$1,848,788	$1,964,601	$2,018,009
Gross profit	504,068	493,253	488,775	501,420
Income from continuing operations	39,201	33,371	14,526	33,519
Net Income (1)	39,201	33,371	14,526	32,831
Earnings per common share from continuing operations (2):
Basic	0.43	0.37	0.16	0.37
Diluted	0.43	0.36	0.16	0.37

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2015
Net sales	$2,050,762	$2,014,706	$2,033,693	$2,022,500
Gross profit	478,309	495,641	491,988	508,471
Income (loss) from continuing operations	(73,651)	26,519	20,233	18,818
Net income (loss) (3) (4)	(73,740)	26,519	20,233	18,480
Earnings (loss) per common share from continuing operations (2):
Basic	(0.78)	0.28	0.22	0.20
Diluted	(0.78)	0.28	0.22	0.20

(1)
The results for the first, second, third and fourth quarters of 2016 include facility closing and reorganization costs, net of tax and gains on sales of assets, of $0.7 million, $(0.9) million, $5.7 million and $(0.2) million, respectively. See Note 15. The results for the third quarter of 2016 include a separation charge of $10.1 million in connection with the Company's CEO succession plan. See “Part I — Item 1. Business — Developments Since January 1, 2016.”

(2)
Earnings (loss) per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings (loss) per common share amount.

(3)
The results for the first, second, third and fourth quarters of 2015 include facility closing and reorganization costs, net of tax and gains on sales of assets, of $0.8 million, $3.3 million, $1.7 million and $6.4 million, respectively. See Note 15.

(4)
Results for the first quarter of 2015 include a charge of $68.7 million, net of tax, related to impairments of intangible assets (Note 5), and a loss of $23.5 million, net of tax, related to the early retirement of a portion of our senior notes due 2016 (Note 8).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2017

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
Our independent auditors, Deloitte & Touche LLP, a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors. Deloitte & Touche LLP has audited and reported on the consolidated financial statements of Dean Foods Company and subsidiaries and our internal control over financial reporting. The reports of our independent auditors are contained in this Annual Report on Form 10-K.
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page 43.
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to our proxy statement (to be filed) for our 2017 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation
Incorporated herein by reference to our proxy statement (to be filed) for our 2017 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference to our proxy statement (to be filed) for our 2017 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to our proxy statement (to be filed) for our 2017 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services
Incorporated herein by reference to our proxy statement (to be filed) for our 2017 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements are filed as part of this Form 10-K or are incorporated herein as indicated:

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

By:	/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President, Finance and Chief Accounting Officer
Dated February 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/S/ JIM L. TURNER	Chairman of the Board	February 22, 2017
Jim L. Turner

/S/ RALPH SCOZZAFAVA	Chief Executive Officer and Director	February 22, 2017
Ralph Scozzafava	(Principal Executive Officer)

/S/ CHRIS BELLAIRS	Executive Vice President and Chief	February 22, 2017
Chris Bellairs	Financial Officer
(Principal Financial Officer)

/S/ SCOTT K. VOPNI	Senior Vice President, Finance and	February 22, 2017
Scott K. Vopni	Chief Accounting Officer
(Principal Accounting Officer)

/S/ JANET HILL	Director	February 22, 2017
Janet Hill

/S/ WAYNE MAILLOUX	Director	February 22, 2017
Wayne Mailloux

/S/ HELEN E. MCCLUSKEY	Director	February 22, 2017
Helen E. McCluskey

/S/ JOHN R. MUSE	Director	February 22, 2017
John R. Muse

/S/ B. CRAIG OWENS	Director	February 22, 2017
B. Craig Owens

/S/ ROBERT TENNANT WISEMAN	Director	February 22, 2017
Robert Tennant Wiseman

SCHEDULE II
DEAN FOODS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015 and 2014

Description	Balance at Beginning of Period	Charged to (Reduction in) Costs and Expenses	Other	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2016
Allowance for doubtful accounts	$13,960	$(1,515)	$386	$(7,713)	$5,118
Deferred tax asset valuation allowances	10,968	1,080	—	—	12,048
Year ended December 31, 2015
Allowance for doubtful accounts	$14,850	$3,987	$(2,155)	$(2,722)	$13,960
Deferred tax asset valuation allowances	13,177	(2,209)	—	—	10,968
Year ended December 31, 2014
Allowance for doubtful accounts	$12,083	$5,045	$—	$(2,278)	$14,850
Deferred tax asset valuation allowances	8,733	4,444	—	—	13,177

INDEX TO EXHIBITS

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.2	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012	August 7, 2012

3.3	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Current Report on Form 8-K	May 20, 2014

3.5	Amended and Restated Bylaws	Current Report on Form 8-K	May 20, 2014

4.1	Specimen of Common Stock Certificate	Current Report on Form 8-K	August 15, 2013

4.2	Indenture, dated as of February 25, 2015, between Dean Foods Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K	March 3, 2015

4.3	Satisfaction and Discharge of Indenture	Current Report on Form 8-K	March 3, 2015

*10.1	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.2	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.3	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.4	Amendment No. 1 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.5	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.6	Amendment No. 3 to the Dean Foods Company Supplemental Executive Retirement Plan	Filed herewith

*10.7	Dean Foods Company Amended and Restated Executive Severance Pay Plan	Current Report on Form 8-K	November 19, 2010

*10.8	Form of Change in Control Agreement for the Company’s Chief Executive Officer and Executive Vice Presidents	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

*10.9	Ninth Amended and Restated 1997 Stock Option and Restricted Stock Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	May 9, 2012

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.10	Dean Foods Company 2007 Stock Incentive Plan, as amended	Current Report on Form 8-K	May 20, 2013

*10.11	Amendment to the Dean Foods Company 2007 Stock Incentive Plan	Current Report on Form 8-K	November 18, 2014

*10.12	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.13	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.14	Form of Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.15	Form of Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.16	Form of Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.17	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.18	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.19	Form of 2013 Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.20	Form of 2013 Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.21	Form of 2013 Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.22	Form of 2013 Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.23	Form of Director’s Master Restricted Stock Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.24	Proprietary Information, Inventions and Non-Compete Agreement between the Company and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.25	Letter Agreement between the Company and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.26	Letter Agreement between the Company and Gregg Tanner dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.27	Letter Agreement, dated August 31, 2016, between Dean Foods Company and Gregg A. Tanner	Current Report on Form 8-K	September 1, 2016

*10.28	Letter Agreement, dated November 8, 2016, between Dean Foods Company and Gregg A. Tanner	Filed herewith

*10.29	Letter Agreement between the Company and Kim Warmbier, dated February 25, 2013	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.30	Letter Agreement between the Company and Brad Cashaw dated February 10, 2016	Quarterly Report on Form 10-Q for the quarter ended June 30, 2016	August 8, 2016

*10.31	Letter Agreement, dated July 3, 2016, between Dean Foods Company and Russell F. Coleman	Quarterly Report on Form 10-Q for the quarter ended September 30, 2016	November 7, 2016

*10.32	Letter Agreement, dated August 31, 2016, between Dean Foods Company and Ralph P. Scozzafava	Quarterly Report on Form 10-Q for the quarter ended September 30, 2016	November 7, 2016

*10.33	Form of Indemnification Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.34	Offer Letter between the Company and Brian Murphy, dated September 11, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

10.35
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
10.36
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

		Current Report on Form 8-K	March 27, 2015

10.37	First Amendment to Credit Agreement and Limited Waiver, dated November 23, 2015, by and among the Company, each lender party thereto and Bank of America, N.A., as Administrative Agent	Annual Report on Form 10-K for the year ended December 31, 2015	February 22, 2016

10.38	Separation and Distribution Agreement, dated October 25, 2012, by and among Dean Foods Company, The WhiteWave Foods Company and WWF Operating Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.39	Amended and Restated Tax Matters Agreement dated May 1, 2013 between Dean Foods Company and The WhiteWave Foods Company	Quarterly Report on Form 10-Q for the quarter ended March 31, 2013	May 9, 2013

10.40	Employee Matters Agreement, dated October 25, 2012, by and between Dean Foods Company, The WhiteWave Foods Company, and WWF Operating Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.41	Dean Foods Company 2015 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	March 10, 2015

*10.42	Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.43	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.44	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.45	Form of Performance Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.46	Form of Phantom Shares Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

*10.47	Dean Foods Company 2016 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	March 4, 2016

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Supplemental Unaudited Financial Information for Dean Holding Company	Filed herewith

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

(1)	Filed electronically herewith

*	This exhibit is a management or compensatory contract.

Attached as Exhibit 101 to this report are the following materials from Dean Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.