Form 10-Q
period 2017-03-31
DEAN FOODS CO
filed 2017-05-09
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 4, 2017, the number of shares of the registrant's common stock outstanding was: 90,881,909.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$31,582	$17,980
Receivables, net of allowances of $4,810 and $5,118	646,648	669,200
Income tax receivable	5,147	5,578
Inventories	290,908	284,484
Deferred income taxes	—	37,504
Prepaid expenses and other current assets	37,088	43,884
Total current assets	1,011,373	1,058,630
Property, plant and equipment, net	1,135,724	1,163,851
Goodwill	154,112	154,112
Identifiable intangible and other assets, net	201,044	207,897
Deferred income taxes	23,487	21,737
Total	$2,525,740	$2,606,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$684,471	$706,981
Current portion of debt	141,482	140,806
Total current liabilities	825,953	847,787
Long-term debt, net	750,195	745,245
Deferred income taxes	86,520	126,009
Other long-term liabilities	268,045	276,630
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 90,872,751 and 90,586,741 shares issued and outstanding, with a par value of $0.01 per share	909	906
Additional paid-in capital	654,513	653,629
Retained earnings	27,594	45,654
Accumulated other comprehensive loss	(87,989)	(89,633)
Total stockholders’ equity	595,027	610,556
Total	$2,525,740	$2,606,227
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31
	2017	2016
Net sales	$1,995,686	$1,878,828
Cost of sales	1,533,561	1,374,760
Gross profit	462,125	504,068
Operating costs and expenses:
Selling and distribution	345,196	332,887
General and administrative	99,536	85,151
Amortization of intangibles	5,155	6,325
Facility closing and reorganization costs, net	9,286	1,166
Total operating costs and expenses	459,173	425,529
Operating income	2,952	78,539
Other (income) expense:
Interest expense	17,464	16,876
Other income, net	(956)	(997)
Total other expense	16,508	15,879
Income (loss) before income taxes	(13,556)	62,660
Income tax expense (benefit)	(3,797)	23,459
Net income (loss)	$(9,759)	$39,201
Average common shares:
Basic	90,709,802	91,567,119
Diluted	90,709,802	92,168,303
Basic income (loss) per common share:
Net income (loss)	$(0.11)	$0.43
Diluted income (loss) per common share:
Net income (loss)	$(0.11)	$0.43
Cash dividends declared per common share	$0.09	$0.09
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2017	2016
Net income (loss)	$(9,759)	$39,201
Other comprehensive income (loss):
Cumulative translation adjustments	—	153
Pension and other postretirement liability adjustment, net of tax	1,644	1,485
Other comprehensive income	1,644	1,638
Comprehensive income (loss)	$(8,115)	$40,839

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2017	90,586,741	$906	$653,629	$45,654	$(89,633)	$610,556
Issuance of common stock	286,010	3	(1,224)	—	—	(1,221)
Share-based compensation expense	—	—	2,108	—	—	2,108
Net loss	—	—	—	(9,759)	—	(9,759)
Dividends	—	—	—	(8,301)	—	(8,301)
Other comprehensive income (loss):
Pension and other postretirement benefit liability adjustment, net of tax of $1,022	—	—	—	—	1,644	1,644
Balance, March 31, 2017	90,872,751	$909	$654,513	$27,594	$(87,989)	$595,027

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, January 1, 2016	91,428,274	$914	$679,916	$(49,523)	$(85,803)	$545,504
Issuance of common stock, net of tax impact of share-based compensation	338,017	4	(1,765)	—	—	(1,761)
Share-based compensation expense	—	—	1,756	—	—	1,756
Net income	—	—	—	39,201	—	39,201
Dividends	—	—	(8,390)	—	—	(8,390)
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	153	153
Pension and other postretirement benefit liability adjustment, net of tax of $897	—	—	—	—	1,485	1,485
Balance, March 31, 2016	91,766,291	$918	$671,517	$(10,322)	$(84,165)	$577,948

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(9,759)	$39,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,191	45,038
Share-based compensation expense	3,957	6,067
(Gain) loss on divestitures and other, net	1,161	(2,404)
Write-off of financing costs	1,080	—
Deferred income taxes	(4,757)	5,295
Other, net	4,525	(1,171)
Changes in operating assets and liabilities:
Receivables, net	22,552	54,915
Inventories	(6,424)	(16,059)
Prepaid expenses and other assets	6,632	11,596
Accounts payable and accrued expenses	(35,033)	(114,955)
Income taxes receivable/payable	431	18,707
Net cash provided by operating activities	27,556	46,230
Cash flows from investing activities:
Payments for property, plant and equipment	(8,372)	(17,067)
Proceeds from sale of fixed assets	1,001	3,209
Net cash used in investing activities	(7,371)	(13,858)
Cash flows from financing activities:
Repayments of debt	(600)	(413)
Payments of financing costs	(1,709)	—
Proceeds from senior secured revolver	54,300	—
Payments for senior secured revolver	(59,000)	—
Proceeds from receivables securitization facility	535,000	—
Payments for receivables securitization facility	(525,000)	—
Cash dividends paid	(8,178)	(8,259)
Issuance of common stock, net of share repurchases for withholding taxes	(1,396)	(663)
Tax savings on share-based compensation	—	758
Net cash used in financing activities	(6,583)	(8,577)
Effect of exchange rate changes on cash and cash equivalents	—	66
Increase in cash and cash equivalents	13,602	23,861
Cash and cash equivalents, beginning of period	17,980	60,734
Cash and cash equivalents, end of period	$31,582	$84,595
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016
(Unaudited)
1. General
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion.
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena ®, Berkeley Farms ®, Country Fresh ®, Dean’s ®, Friendly's ®, Garelick Farms®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms ®, Mayfield ®, McArthur ®, Meadow Gold®, Oak Farms ®, PET ® (licensed brand), T.G. Lee ®, Tuscan ® and more. In all, we have more than 50 national, regional and local dairy brands, as well as private labels. Dean Foods also makes and distributes ice cream, cultured products, juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of national brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 22, 2017. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three month period ended March 31, 2017 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2016 Annual Report on Form 10-K.
Unless otherwise indicated, references in this report to “we,” “us,” “our” or "the Company" refer to Dean Foods Company and its subsidiaries, taken as a whole.
Recently Adopted Accounting Pronouncements
Accounting Standards Update ("ASU") No. 2016-09 — In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, the accounting for forfeitures, the classification of awards as either equity or liabilities, and the classification of certain share-based payment transactions on the statement of cash flows. We adopted this ASU effective January 1, 2017, and it has been applied in accordance with the transition methods specified in the guidance. As permitted by the standard, we have not changed our accounting policy for forfeitures of share-based awards and will continue estimating forfeitures when determining compensation cost to be recognized over the vesting period. The presentation of excess tax benefits of share-based awards on the statement of cash flows has been applied prospectively; therefore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. In addition, we are now recording on a prospective basis excess tax benefits and tax deficiencies related to share-based payments within the provision for income taxes on the statement of operations rather than on the consolidated balance sheet within additional paid-in capital.
ASU No. 2015-17 — In November 2015, the FASB issued ASU No. 2015-17, Income Taxes — Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Accounting Standards Codification ("ASC") Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. We adopted this ASU on a prospective basis effective January 1, 2017.

Recently Issued Accounting Pronouncements
Effective in 2018
ASU No. 2017-07 — In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance is intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) are to be reported separately and outside a subtotal of operating income, if one is presented. Currently, we record all components of net periodic benefit cost on the same line item as the employees' respective compensation expense. Beginning in the first quarter of 2018, we will be required to present net periodic cost for pension and postretirement benefits in accordance with the new guidance described above. For public companies, this guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The amendment should be applied on a retrospective basis. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We do not intend to early adopt this ASU. We are currently evaluating the effect that the adoption of this standard will have on the presentation of our financial statements.
ASU No. 2017-03 — In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections and Investments — Equity Method and Joint Ventures: Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force ("EITF") Meetings. The new guidance is intended to provide clarity in relation to the disclosure of the impact that ASU 2014-09 and ASU 2016-02, which are described below, will have on our financial statements when adopted. The effective date for this guidance is the same as the effective date for ASU 2014-09 and ASU 2016-02. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
ASU No. 2017-01 — In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. Early application of the amendments is allowed with certain restrictions. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
ASU No. 2016-16 — In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 reduces complexity by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer (other than inventory) when the transfer occurs. The new guidance is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
ASU No. 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
ASU No. 2016-01 — In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. Early application of certain amendments in this standard to financial statements of fiscal years and interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. Except for the early application of certain amendments discussed above, early adoption of the standard is not permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.
ASU No. 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. Additionally, the new standard requires enhanced disclosures, including information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for ASU 2014-09.

We are evaluating the overall impact this guidance will have on our consolidated financial statements. Specifically, we are assessing the impact that this guidance may have with respect to the classification of our bulk cream sales, which are currently presented as a reduction to cost of sales. Additionally, our evaluation will include the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products, such as slotting fees, co-operative advertising, rebates and other pricing allowances, merchandising funds and consumer coupons. We currently expect to adopt the ASU consistent with the deferred mandatory effective date of January 1, 2018 and to utilize the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, we would not restate the prior financial statements presented; however, we would be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the prior guidance. Based on our findings to date, we do not expect the standard to have a material impact on our results of operations or financial position; however, our assessment is not yet complete. Throughout the remainder of 2017, we plan to finalize our review and method of adoption.
Effective in 2019
ASU No. 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in ASC Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be adopted using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. We do not intend to early adopt the standard. We anticipate the impact of this standard to be significant to our Consolidated Balance Sheet due to the amount of our lease commitments. See Note 17 to the Consolidated Financial Statements contained in our 2016 Annual Report on Form 10-K for further information regarding these commitments. We are currently evaluating the other impacts that ASU 2016-02 will have on our consolidated financial statements.
Effective in 2020
ASU No. 2017-04 — In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds a reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. For public companies, this guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material impact on our financial statements.
2. Acquisitions
On June 20, 2016, we completed the acquisition of Friendly’s Ice Cream Holdings Corp. (“Friendly’s Holdings”), including its wholly-owned subsidiary, Friendly’s Manufacturing and Retail, LLC (“Friendly’s Manufacturing,” and together with Friendly’s Holdings, “Friendly’s”), the Friendly’s® trademark and all intellectual property associated with the ice cream business. Friendly’s develops, produces, manufactures, markets, distributes and sells ice cream and other frozen dessert-related products, as well as toppings. The total purchase price was $158.2 million. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values and include identifiable intangible assets of $81.7 million, of which $29.7 million relates to customer relationships that are subject to amortization over a period of 15 years. Additionally, we assumed an unfavorable lease contract with a fair value of $5.4 million, which will be amortized as a reduction of rent expense over the term of the lease agreement.
We recorded goodwill of $67.3 million in connection with the acquisition, which consists of the excess of the net purchase price over the fair value of the net assets acquired. This goodwill represents the expected value attributable to an anticipated increased competitive position in the ice cream market in the Northeastern United States. The goodwill is not deductible for tax purposes.
The acquisition was funded through a combination of cash on hand and borrowings under our senior secured revolving credit facility and receivables securitization facility. Friendly's results of operations have been included in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition. The purchase accounting and the final fair value assessments are complete.
3. Inventories
Inventories at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Raw materials and supplies	$104,464	$110,095
Finished goods	186,444	174,389
Total	$290,908	$284,484
4. Goodwill and Intangible Assets
As of March 31, 2017, the gross carrying value of goodwill was $2.23 billion and accumulated goodwill impairment was $2.08 billion. We recorded a goodwill impairment charge of $2.08 billion in 2011 with no goodwill impairment charges in subsequent years. The net carrying amount of goodwill at each of March 31, 2017 and December 31, 2016 was $154.1 million.

The net carrying amounts of our intangible assets other than goodwill as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017				December 31, 2016
	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$52,000	$—	$—	$52,000	$52,000	$—	$—	$52,000
Intangible assets with finite lives:
Customer-related and other	78,925	—	(38,131)	40,794	78,925	—	(37,050)	41,875
Trademarks	229,777	(109,910)	(45,899)	73,968	229,777	(109,910)	(41,824)	78,043
Total	$360,702	$(109,910)	$(84,030)	$166,762	$360,702	$(109,910)	$(78,874)	$171,918
Our trademark values will be amortized on a straight-line basis over their remaining useful lives, which range from approximately 3 to 9 years. Amortization expense on intangible assets for the three months ended March 31, 2017 and 2016 was $5.2 million and $6.3 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.
Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2017	$20.6
2018	20.0
2019	20.0
2020	11.9
2021	10.2

5. Debt
Our long-term debt as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017			December 31, 2016
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured revolving credit facility	$4,400	2.91	% *	$9,100	2.94	% *
Senior notes due 2023	700,000	6.50		700,000	6.50
	704,400			709,100
Subsidiary debt obligations:
Senior notes due 2017	142,000	6.90		142,000	6.90
Receivables securitization facility	50,000	1.93	*	40,000	1.87	*
Capital lease and other	3,380	—		3,980	—
	195,380			185,980
Subtotal	899,780			895,080
Unamortized discounts and debt issuance costs	(8,103)			(9,029)
Total debt	891,677			886,051
Less current portion	(141,482)			(140,806)
Total long-term portion	$750,195			$745,245
*    Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities at March 31, 2017 were as follows (in thousands):

2017	$142,689
2018	1,125
2019	1,174
2020	50,392
2021	—
Thereafter	704,400
Subtotal	899,780
Less unamortized discounts and debt issuance costs	(8,103)
Total debt	$891,677
Senior Secured Revolving Credit Facility — In March 2015, we entered into a credit agreement, as amended on January 4, 2017 and as described below (as amended, the "Credit Agreement") pursuant to which the lenders provided us with a senior secured revolving credit facility in the amount of up to $450 million (the “Credit Facility”). Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the Credit Facility by up to $200 million, which we may request to be made available as either term loans or revolving loans, without the consent of any lenders not participating in such increase, subject to specified conditions. The Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans.
On January 4, 2017, we amended the Credit Agreement to, among other things, (i) extend the maturity date of the Credit Facility to January 4, 2022; (ii) modify the leverage ratio covenant to add a requirement that we comply with a maximum total net leverage ratio (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility) not to exceed 4.25 to 1.00 and to eliminate the maximum senior secured net leverage ratio requirement; (iii) modify the definition of “Consolidated EBITDA” to permit certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions; (iv) modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of March 31, 2017) based on our total net leverage ratio, or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.00% as of March 31, 2017) based on our total net leverage ratio; (v) modify certain negative covenants to provide additional flexibility for the incurrence of debt, the payment of dividends and the making of certain permitted acquisitions and other investments; (vi) eliminate and release all real property as collateral for loans under the Credit Facility; and (vii) provide the Company the ability to request that increases in the aggregate commitments under the Credit Facility be made available as either revolving loans or term loans.
In connection with the execution of the amendment to the Credit Agreement, we paid certain arrangement fees of approximately $0.7 million to lenders and other fees of approximately $0.3 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $0.9 million of unamortized deferred financing costs in connection with this amendment.
We may make optional prepayments of loans under the Credit Facility, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the Credit Agreement, we will be obligated to prepay the Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The Credit Facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the Credit Agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables securitization facility subsidiaries (the “Guarantors”).
The Credit Facility is secured by a first priority perfected security interest in substantially all of our assets and the assets of the Guarantors, whether consisting of personal, tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the Guarantors and (ii) 65% of the shares of capital stock of our and the Guarantors' first-tier foreign subsidiaries that are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, (a) any of our real property, (b) the capital stock and any assets of any unrestricted subsidiary, (c) any capital stock of any direct or indirect subsidiary of Dean Holding Company ("Legacy Dean"), a wholly owned subsidiary of the Company, which owns any real property, or (d) receivables sold pursuant to the receivables securitization facility.
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments during a default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum total net leverage ratio of 4.25x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio (including borrowings under our receivables securitization facility) is in excess of 3.50x.
At March 31, 2017, we had outstanding borrowings of $4.4 million under the Credit Facility. Our average daily balance under the Credit Facility during the three months ended March 31, 2017 was $1.5 million. There were no letters of credit issued under the Credit Facility as of March 31, 2017.
Dean Foods Receivables Securitization Facility — We have a $450 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes.
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
In connection with the amendment to the receivables securitization facility, we paid certain arrangement fees of approximately $0.6 million to lenders and other fees of approximately $0.1 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $0.2 million of unamortized deferred financing costs in connection with the amendment.

The receivables purchase agreement contains covenants consistent with those contained in the Credit Agreement.
Based on the monthly borrowing base formula, we had the ability to borrow up to the full $450.0 million commitment amount under the receivables securitization facility as of March 31, 2017. The total amount of receivables sold to these entities as of March 31, 2017 was $602.4 million. During the first three months of 2017, we borrowed $535.0 million and repaid $525.0 million under the facility with a remaining balance of $50.0 million as of March 31, 2017. In addition to letters of credit in the aggregate amount of $117.2 million that were issued but undrawn, the remaining available borrowing capacity was $282.8 million at March 31, 2017. Our average daily balance under this facility during the three months ended March 31, 2017 was $38.2 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
In connection with the issuance of the 2023 Notes, we paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.8 million, which were deferred and netted against the outstanding debt balance, and will be amortized to interest expense over the remaining term of the 2023 Notes.
The 2023 Notes are our senior unsecured obligations. Accordingly, the 2023 Notes rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our existing and future secured obligations, including obligations under our Credit Facility and receivables securitization facility, to the extent of the value of the collateral securing such obligations. The 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the Credit Facility.
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
The Indenture contains covenants that, among other things, limit our ability to: (i) create certain liens; (ii) enter into sale and lease-back transactions; (iii) assume, incur or guarantee indebtedness for borrowed money that is secured by a lien on certain principal properties (or on any shares of capital stock of our subsidiaries that own such principal properties) without securing the 2023 Notes on a pari passu basis; and (iv) consolidate with or merge with or into, or sell, transfer, convey or lease all or substantially all of our properties and assets, taken as a whole, to another person.
The carrying value under the 2023 Notes at March 31, 2017 was $693.5 million, net of unamortized debt issuance costs of $6.5 million.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series remains outstanding ($142 million aggregate principal amount) and matures on October 15, 2017. The carrying value under these notes at March 31, 2017 was $140.4 million, net of unamortized discounts of $1.6 million, at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
See Note 6 for information regarding the fair value of the 2023 Notes and the subsidiary senior notes due 2017 as of March 31, 2017.

Capital Lease Obligations and Other — Capital lease obligations of $3.4 million and $4.0 million as of March 31, 2017 and December 31, 2016, respectively, were primarily comprised of our leases for information technology equipment.
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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At March 31, 2017 and December 31, 2016, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In thousands)
Commodities contracts — current(1)	$320	$2,416	$2,266	$12
Total derivatives	$320	$2,416	$2,266	$12

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 is as follows (in thousands):

	Fair Value as of March 31, 2017	Level 1	Level 2	Level 3
Asset — Commodities contracts	$320	$—	$320	$—
Liability — Commodities contracts	2,266	—	2,266	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 is as follows (in thousands):

	Fair Value as of December 31, 2016	Level 1	Level 2	Level 3
Asset — Commodities contracts	$2,416	$—	$2,416	$—
Liability — Commodities contracts	12	—	12	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair values of the 2023 Notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amounts and fair values of the 2023 Notes and subsidiary senior notes at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$731,500	$700,000	$736,750
Subsidiary senior notes due 2017	142,000	144,840	142,000	146,615
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of March 31, 2017 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$26	$—	$26	$—
Mutual funds	1,711	—	1,711	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$27	$—	$27	$—
Mutual funds	1,673	—	1,673	—

7. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March of 2017 and 2016, totaling approximately $8.2 million and $8.3 million for the first three months of 2017 and 2016, respectively. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) in 2017. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during each of the three months ended March 31, 2017 and 2016. As of March 31, 2017, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
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
The following table summarizes RSU activity during the three months ended March 31, 2017:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2017	872,785	80,207	952,992
RSUs granted	374,918	45,528	420,446
Shares issued upon vesting of RSUs	(213,451)	(37,204)	(250,655)
RSUs canceled or forfeited(1)	(125,218)	(2,112)	(127,330)
RSUs outstanding at March 31, 2017	909,034	86,419	995,453
Weighted average grant date fair value	$18.00	$18.46	$18.04

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — Beginning in 2016, performance share units ("PSUs") were granted as part of our long-term incentive compensation program. PSUs will cliff vest and be settled in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the respective performance periods. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the awards that are expected to vest. The following table summarizes PSU activity during the three months ended March 31, 2017:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	90,583	$19.13
Granted	158,402	18.84
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2017	248,985	$18.94
Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting date. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	1,361,062	$17.78
Granted	750,893	18.45
Converted/paid	(570,113)	16.97
Forfeited	(51,959)	18.08
Outstanding at March 31, 2017	1,489,883	$18.42
Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2017	2,038,829	$19.78
Forfeited and canceled	(487,971)	26.07
Exercised	(31,567)	17.26
Options outstanding and exercisable at March 31, 2017	1,519,291	$17.81	1.99	$4,957,607
We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2016 or in the first quarter of 2017, nor do we currently plan to in the future. At March 31, 2017, there was no remaining unrecognized stock option expense related to unvested awards.

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
	2017	2016
	(In thousands)
RSUs	$1,608	$1,369
PSUs	500	387
Phantom shares	1,849	4,311
Total	$3,957	$6,067
8. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and RSUs were not included in the computation of diluted loss per share for the three months ended March 31, 2017 as we incurred a loss from continuing operations for this period and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended March 31
	2017	2016
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss)	$(9,759)	$39,201
Denominator:
Average common shares	90,709,802	91,567,119
Basic earnings (loss) per share	$(0.11)	$0.43
Diluted earnings (loss) per share computation:
Numerator:
Income (loss)	$(9,759)	$39,201
Denominator:
Average common shares — basic	90,709,802	91,567,119
Stock option conversion(1)	—	287,657
RSUs and PSUs(2)	—	313,527
Average common shares — diluted	90,709,802	92,168,303
Diluted earnings (loss) per share	$(0.11)	$0.43
(1) Anti-dilutive options excluded	1,760,843	1,403,295
(2) Anti-dilutive stock units excluded	1,082,207	172,195

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2017 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(84,852)	$(4,781)	$(89,633)
Other comprehensive income before reclassifications	3,291	—	3,291
Amounts reclassified from accumulated other comprehensive income(1)	(1,647)	—	(1,647)
Net current-period other comprehensive income	1,644	—	1,644
Balance at March 31, 2017	$(83,208)	$(4,781)	$(87,989)

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$752	$793
Interest cost	2,927	3,043
Expected return on plan assets	(4,758)	(4,633)
Amortizations:
Prior service cost	176	214
Unrecognized net loss	2,581	2,206
Net periodic benefit cost	$1,678	$1,623
On April 3, 2017, we made a discretionary contribution of $38.5 million to our company-sponsored pension plans. We expect to contribute an additional $0.8 million to the company-sponsored pension plans during the remainder of 2017.
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$146	$160
Interest cost	240	271
Amortizations:
Prior service cost	23	23
Unrecognized net gain	(114)	(61)
Net periodic benefit cost	$295	$393
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
The results of our analysis indicated no impairment of our property, plant and equipment, outside of facility closing and reorganization costs, for the three months ended March 31, 2017 and 2016. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization strategies are summarized as follows:

	Three Months Ended March 31
	2017	2016
	(In thousands)
Closure of facilities, net(1)	$3,486	$1,166
Organizational Effectiveness(2)	5,800	—
Facility closing and reorganization costs, net	$9,286	$1,166

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2017 and 2016. These charges are primarily related to facility closures in Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Riverside, California; Delta, Colorado; Denver, Colorado; Dallas, Texas; Waco, Texas; Springfield, Virginia; Buena Park, California; Evart, Michigan; Bangor, Maine; Shreveport, Louisiana; Mendon, Massachusetts; and Sheboygan, Wisconsin, as well as other approved closures. We have incurred net charges to date of $77.3 million related to these facility closures through March 31, 2017. We expect to incur additional charges related to these facility closures of approximately $3.8 million related to contract termination, shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

(2)
During the first quarter of 2017, we implemented an organizational structure change within our commercial organization to better align our internal and external selling capabilities with our strategic plan. This initiative resulted in a headcount reduction in our internal selling organization, and the charges in the first quarter of 2017 are primarily comprised of severance benefits and other employee-related costs associated with this initiative. While we expect to implement similar initiatives across other functions in the coming months, those individual plans have not been finalized and approved; therefore, future costs are not yet estimable.

Activity with respect to facility closing and reorganization costs during the three months ended March 31, 2017 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2016	Charges and Adjustments	Payments	Accrued Charges at March 31, 2017
	(In thousands)
Cash charges:
Workforce reduction costs	$3,610	$5,688	$(428)	$8,870
Shutdown costs	—	1,593	(1,593)	—
Lease obligations after shutdown	3,932	69	(397)	3,604
Other	—	47	(47)	—
Subtotal	$7,542	7,397	$(2,465)	$12,474
Other charges:
Write-down of assets(1)		1,816
Loss on sale of related assets		67
Other, net		6
Subtotal		1,889
Total		$9,286

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
Litigation, Investigations and Audits — On August 9, 2007, two plaintiffs filed a putative class action antitrust complaint against Dean Foods and other milk processors in the United States District Court for the Eastern District of Tennessee. Plaintiffs alleged generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further alleged that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. On January 25, 2016, the district court denied plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition was denied by the Sixth Circuit on June 14, 2016. Although the courts refused to certify the case as a class action, the two original plaintiffs decided to pursue their individual claims for damages. The case was scheduled for trial on March 28, 2017. Prior to trial, the plaintiffs agreed with us to settle the lawsuit. We agreed to pay settlements to the plaintiffs and the parties resolved all outstanding claims in the litigation and agreed to voluntarily dismiss the litigation. The litigation was dismissed on March 21, 2017 with respect to one plaintiff, and on March 26, 2017 with respect to the other plaintiff. We have recorded a charge and a corresponding liability in connection with the settlements in the first quarter of 2017.
In addition to the legal proceeding described above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with these other matters are not expected to have a material adverse impact on our financial position, results of operations, or cash flows.
13. Segment, Geographic and Customer Information
We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy and dairy case products. We operate 66 manufacturing facilities which are geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct-to-store delivery (“DSD”) systems in the United States. Our Chief Executive Officer evaluates the performance of our business based on sales and operating income or loss before facility closing and reorganization costs, litigation settlements, impairments of long-lived assets, gains and losses on the sale of businesses and certain other non-recurring gains and losses.
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three months ended March 31, 2017 and 2016. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 17.2% and 16.4% of our consolidated net sales in the three months ended March 31, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report on Form 10-K"), as updated herein, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.
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
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena ®, Berkeley Farms ®, Country Fresh ®, Dean’s ®, Friendly's®, Garelick Farms ®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms ®, Mayfield ®, McArthur ®, Meadow Gold®, Oak Farms ®, PET ® (licensed brand), T.G. Lee ®, Tuscan ® and more. In all, we have more than 50 national, regional and local dairy brands as well as private labels. Dean Foods also makes and distributes ice cream, cultured products, juices, teas, and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers' locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery ("DSD") systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of national brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.
Recent Developments
Investment in Good Karma
On May 5, 2017, we announced that we have acquired a non-controlling interest in, and entered into a distribution agreement with, Good Karma Foods, Inc. (“Good Karma”), the leading producer of flax-based milk and yogurt products. This investment allows us to diversify our portfolio to include plant-based dairy alternatives and provides Good Karma the ability to more rapidly expand distribution across the U.S., as well as increase investments in brand building and product innovation. Good Karma will continue to operate as an independent company led by its existing leadership team. As part of the investment agreement, we will support Good Karma's growth plans in the conventional retail channel through our experienced sales team.
Management Changes
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

Amendment to Senior Secured Revolving Credit Facility
On January 4, 2017, we amended the credit agreement governing our senior secured revolving credit facility to, among other things, extend the maturity date of the Credit Facility to January 4, 2022, modify certain financial covenants and modify certain other terms. Please see Note 5 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the amendment.
Amendment to Receivables Securitization Facility
On January 4, 2017, we amended our receivables securitization facility to, among other things, extend the liquidity termination date to January 4, 2020, reduce the maximum size of the receivables securitization facility to $450 million, modify certain financial covenants to be consistent with the amended leverage ratio covenant under the credit agreement described above, and to modify certain other terms. Please see Note 5 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the amendment.
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

	Three Months Ended March 31
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,995.7	100.0%	$1,878.8	100.0%
Cost of sales	1,533.6	76.8	1,374.7	73.2
Gross profit(1)	462.1	23.2	504.1	26.8
Operating costs and expenses:
Selling and distribution	345.2	17.3	332.9	17.7
General and administrative	99.4	5.0	85.2	4.5
Amortization of intangibles	5.2	0.3	6.3	0.3
Facility closing and reorganization costs, net	9.3	0.5	1.2	0.1
Total operating costs and expenses	459.1	23.0	425.6	22.7
Operating income	$3.0	0.2%	$78.5	4.2%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016
Net Sales — The change in net sales was due to the following:

Three Months Ended March 31, 2017 vs. 2016
(In millions)
Volume	$(44.2)
Pricing and product mix changes	119.5
Acquisitions	41.6
Total increase	$116.9

Net sales increased $116.9 million, or 6.2%, during the first quarter of 2017 as compared to the first quarter of 2016, primarily due to increased pricing, as a result of increases in dairy commodity costs from year-ago levels. On average, during the first quarter of 2017, the Class I price was 17.5% above prior-year levels. Additionally, volumes associated with the Friendly's acquisition contributed a $41.6 million increase to net sales. Net sales increases were partially offset by a 1.3% total sales volume decline across all products from year-ago levels. Volume declines across our fluid milk business, which accounted for 78% of our total sales volume in the first quarter of 2017, represented an approximately 1.8% year-over-year decrease and were consistent with our expectations. Our total branded white milk volumes decreased 4.3% year-over-year, and our private label white milk volumes decreased by approximately 1.7% year-over-year. These decreases were partially offset by a 4.3% year-over-year increase in our flavored milk volumes.
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

Class II minimum prices for raw skim milk and butterfat for the first quarter of 2017 compared to the first quarter of 2016:

	Three Months Ended March 31*
	2017	2016	% Change
Class I mover(1)	$17.03	$14.49	17.5%
Class I raw skim milk mover(1)(2)	8.82	5.69	55.0
Class I butterfat mover(2)(3)	2.43	2.57	(5.4)
Class II raw skim milk minimum(1)(4)	8.02	6.18	29.8
Class II butterfat minimum(3)(4)	2.46	2.30	7.0

*
The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus producer premiums and a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2016 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased 11.6% in the first quarter of 2017 as compared to the first quarter of 2016, primarily due to increased dairy commodity costs. The Class I price was 17.5% above prior-year levels.
Gross Profit — Our gross profit percentage decreased to 23.2% in the first quarter of 2017 as compared to 26.8% in the first quarter of 2016. This decrease was primarily due to increasing input costs and overall volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses increased $33.5 million, or 7.9%, in the first quarter of 2017 as compared to the first quarter of 2016. Significant changes to operating costs and expenses in the first quarter of 2017 as compared to the first quarter of 2016 include the following:

•
Selling and distribution costs increased by $12.3 million during the first quarter of 2017 primarily due to higher fuel costs and incremental investments in logistics, partially offset by decreased advertising costs.

•
General and administrative costs increased by $14.2 million during the first quarter of 2017 primarily due to the litigation settlements reached in the first quarter of 2017 and the related legal expenses.

•
Amortization of intangibles decreased by $1.1 million during the first quarter of 2017 related to the extension of the useful lives of certain of our finite-lived trademarks in conjunction with our strategy around our ice cream brands in the first quarter of 2016.

•
Facility closing and reorganization costs increased by $8.1 million during the first quarter of 2017 primarily due to costs associated with the implementation of our organizational structure change and additional asset write-downs and other charges associated with closed facilities. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other expense increased $0.6 million during the first quarter of 2017 as compared to the first quarter of 2016. This increase in expense was primarily due to slightly higher interest expense in the first quarter of 2017 as compared to the first quarter of 2016.
Income Taxes — Income tax benefit was recorded at an effective rate of 28.0% for the first quarter of 2017 as compared to a 37.4% effective tax rate for the first quarter of 2016. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first quarter of 2017, our effective tax rate was impacted by the adoption of ASU 2016-09 which requires excess tax benefits and tax deficiencies related to share-based payments to be recorded in the provision for income taxes. Excluding the $1.1 million of tax expense recorded as a result of the adoption, our effective tax rate for the first quarter of 2017 was 36.2%.

Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $450 million senior secured revolving credit facility and our $450 million receivables securitization facility, together will provide sufficient liquidity to allow us to meet our cash requirements for at least the next twelve months, including the repayment of the $142 million aggregate principal amount of subsidiary senior notes, which mature on October 1, 2017. Additional anticipated uses of cash for the remainder of 2017 include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our strategic initiatives and invest to grow our business. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. As discussed below, we have also instituted a cash dividend policy and may repurchase shares of our common stock opportunistically.
As of March 31, 2017, we had total cash on hand of $31.6 million, of which $11.5 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations.
At March 31, 2017, we had $899.8 million of long-term debt obligations, excluding unamortized discounts and debt issuance costs of $8.1 million, and $728.4 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business.
Cash Dividends — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March of 2017 and 2016, totaling approximately $8.2 million and $8.3 million for the first three months of 2017 and 2016, respectively. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) in 2017. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 7 to our unaudited Condensed Consolidated Financial Statements.
Senior Secured Revolving Credit Facility — In March 2015, we entered into a credit agreement, as amended on January 4, 2017 and as described below (as amended, the "Credit Agreement") pursuant to which the lenders have provided us with a senior secured revolving credit facility in the amount of up to $450 million (the “Credit Facility”). Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the Credit Facility by up to $200 million, which we may request to be made available as either term loans or revolving loans, without the consent of any lenders not participating in such increase, subject to specified conditions. The Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans.
On January 4, 2017, we amended the Credit Agreement to, among other things, (i) extend the maturity date of the Credit Facility to January 4, 2022; (ii) modify the leverage ratio covenant to add a requirement that we comply with a maximum total net leverage ratio (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility) not to exceed 4.25 to 1.00 and to eliminate the maximum senior secured net leverage ratio requirement; (iii) modify the definition of “Consolidated EBITDA” to permit certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions; (iv) modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of March 31, 2017) based on our total net leverage ratio (as defined in the Credit Agreement), or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.00% as of March 31, 2017) based on our total net leverage ratio; (v) modify certain negative covenants to provide additional flexibility for the incurrence of debt, the payment of dividends and the making of certain permitted acquisitions and other investments; (vi) eliminate and release all real property as collateral for loans under the Credit Facility; and (vii) provide the Company the ability to request that increases in the aggregate commitments under the Credit Facility be made available as either revolving loans or term loans.
In connection with the execution of the amended Credit Agreement, we paid certain arrangement fees of approximately $0.7 million to lenders and other fees of approximately $0.3 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $0.9 million of unamortized deferred financing costs in connection with this amendment.
We may make optional prepayments of loans under the Credit Facility, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the Credit Agreement, we will be obligated to prepay the Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The Credit Facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the Credit Agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables securitization facility subsidiaries (the “Guarantors”).
The Credit Facility is secured by a first priority perfected security interest in substantially all of our assets and the assets of the Guarantors, whether consisting of personal, tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the Guarantors and (ii) 65% of the shares of capital stock of our and the Guarantors' first-tier foreign subsidiaries that are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the Credit Agreement. The collateral does not include, among other things, (a) any of our real property, (b) the capital stock and any assets of any unrestricted subsidiary, (c) any capital stock of any direct or indirect subsidiary of Dean Holding Company ("Legacy Dean"), a wholly owned subsidiary of the Company, which owns any real property, or (d) receivables sold pursuant to the receivables securitization facility.
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments during a default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum total net leverage ratio of 4.25x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio (including borrowings under our receivables securitization facility) is in excess of 3.50x.
At March 31, 2017, we had outstanding borrowings of $4.4 million under the Credit Facility. Our average daily balance under the Credit Facility during the three months ended March 31, 2017 was $1.5 million. There were no letters of credit issued under the Credit Facility as of March 31, 2017.
Dean Foods Receivables Securitization Facility — On March 26, 2015, we entered into an amended and restated receivables purchase agreement, as amended on January 4, 2017 and as described below. Pursuant to the receivables purchase agreement, we have a $450 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes.
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
In connection with the amendment to the receivables purchase agreement, we paid certain arrangement fees of approximately $0.6 million to lenders and other fees of approximately $0.1 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $0.2 million of unamortized deferred financing costs in connection with the amendment.
Based on the monthly borrowing base formula, we had the ability to borrow up to the full $450.0 million commitment amount under the receivables securitization facility as of March 31, 2017. The total amount of receivables sold to these entities as of March 31, 2017 was $602.4 million. During the first three months of 2017, we borrowed $535.0 million and repaid $525.0 million under the facility with a remaining balance of $50.0 million as of March 31, 2017. In addition to letters of credit in the aggregate amount of $117.2 million that were issued but undrawn, the remaining available borrowing capacity was $282.8 million at March 31, 2017. Our average daily balance under this facility during the three months ended March 31, 2017 was $38.2 million.

The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio.
At May 4, 2017, we had $60.0 million outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $117.2 million that were issued but undrawn.
Covenant Compliance — As of March 31, 2017, we were in compliance with all covenants under our credit agreements. As disclosed above, on January 4, 2017, we entered into amendments to our Credit Agreement and the purchase agreement governing our receivables securitization facility, which amended certain terms of our financial covenants. The following describes our financial covenants pursuant to our current credit agreements.
The Credit Agreement and the purchase agreement governing our receivables securitization facility require us to maintain a total net leverage ratio less than 4.25x as of the end of each fiscal quarter. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio (including borrowings under our receivables securitization facility) exceeds 3.5x. As described in more detail in our Credit Agreement and the purchase agreement governing our receivables securitization facility, the total net leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $50 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness excludes borrowings under our receivables securitization facility and is calculated on a pro forma basis to give effect to permitted acquisitions, divestitures or refinancing of indebtedness.
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
In connection with the issuance of the 2023 Notes, we paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.8 million, which were deferred and netted against the outstanding debt balance, and will be amortized to interest expense over the remaining term of the 2023 Notes.
The 2023 Notes are our senior unsecured obligations. Accordingly, the 2023 Notes rank equally in right of payment with all of our existing and future senior obligations and are effectively subordinated in right of payment to all of our existing and future secured obligations, including obligations under our Credit Facility and receivables securitization facility, to the extent of the value of the collateral securing such obligations. The 2023 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the Credit Facility.
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
The Indenture contains covenants that, among other things, limit our ability to: (i) create certain liens; (ii) enter into sale and lease-back transactions; (iii) assume, incur or guarantee indebtedness for borrowed money that is secured by a lien on certain principal properties (or on any shares of capital stock of our subsidiaries that own such principal properties) without securing the 2023 Notes on a pari passu basis; and (iv) consolidate with or merge with or into, or sell, transfer, convey or lease all or substantially all of our properties and assets, taken as a whole, to another person.
The carrying value under the 2023 Notes at March 31, 2017 was $693.5 million, net of unamortized debt issuance costs of $6.5 million.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series remains outstanding ($142 million aggregate principal amount) and matures on October 15, 2017. The carrying value under these notes at March 31, 2017 was $140.4 million, net of unamortized discounts of $1.6 million, at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31
	2017	2016	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$27,556	$46,230	$(18,674)
Investing activities	(7,371)	(13,858)	6,487
Financing activities	(6,583)	(8,577)	1,994
Effect of exchange rate changes on cash and cash equivalents	—	66	(66)
Net increase in cash and cash equivalents	$13,602	$23,861	$(10,259)
Operating Activities
Net cash provided by operating activities was $27.6 million in the three months ended March 31, 2017 compared to $46.2 million in the three months ended March 31, 2016. The decrease was primarily attributable to lower operating income in the first quarter of 2017.
Investing Activities
Net cash used in investing activities decreased by $6.5 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was attributable to lower capital expenditures in the first quarter of 2017.
Financing Activities
Net cash used in financing activities was $6.6 million in the three months ended March 31, 2017 compared to $8.6 million in the three months ended March 31, 2016. This change was driven by net debt proceeds from borrowings of $5.3 million in the first three months of 2017, as compared to zero net debt borrowings in the first three months of 2016. Net debt proceeds were partially offset by payments of financing costs related to the amendments to our Credit Agreement and receivables purchase agreement of $1.7 million in the first three months of 2017. See Note 5 to our unaudited Condensed Consolidated Financial Statements. Further contributing to the change was a $1.4 million use of cash for the issuance of common stock, net of share repurchases for withholding taxes, in the first three months of 2017 compared to use of $0.7 million in the first three months of 2016.

Contractual Obligations
As of March 31, 2017, there were no material changes outside the ordinary course of business to our contractual obligations as reported in our 2016 Annual Report on Form 10-K, except as described below:

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Receivables securitization facility(1)	$50.0	$—	$—	$—	$50.0	$—	$—
Credit Facility(1)	4.4	—	—	—	—	—	4.4
Interest payments(2)	325.5	60.6	50.8	50.8	47.5	47.5	68.3
Total	$379.9	$60.6	$50.8	$50.8	$97.5	$47.5	$72.7

(1)
Represents amounts outstanding under our receivables securitization facility and Credit Facility at March 31, 2017. On January 4, 2017, we amended our receivables purchase agreement to extend the maturity date to January 4, 2020, and we amended our Credit Agreement to extend the maturity date to January 4, 2022. See Note 5 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the January 4, 2017 amendments to the receivables purchase agreement and the Credit Agreement.

(2)
Includes fixed rate interest obligations and interest on variable rate debt based on the outstanding balances and interest rates in effect at March 31, 2017. Interest that may be due in the future on variable rate borrowings under the Credit Facility and receivables securitization facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. On January 4, 2017, we amended the purchase agreement governing the receivables securitization facility to modify certain pricing terms such that advances outstanding under the receivables securitization facility will bear interest between 0.90% and 1.05%, and the Company will pay an unused fee between 0.40% and 0.55% on undrawn amounts, in each case based on the Company's total net leverage ratio. On January 4, 2017, we amended the Credit Agreement to modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% based on our total net leverage ratio, or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% based on our total net leverage ratio. See Note 5 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the January 4, 2017 amendments to the receivables purchase agreement and the Credit Agreement.

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
On April 3, 2017, we made a discretionary contribution of $38.5 million to our company-sponsored pension plans. We expect to contribute an additional $0.8 million to the company-sponsored pension plans and $2.1 million to the postretirement health plans during the remainder of 2017.
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
Prices for conventional raw milk in the first quarter of 2017 were approximately 17.5% higher than year-ago levels and increased approximately 6% sequentially from the fourth quarter of 2016. We currently expect raw milk costs to decrease by approximately 9% sequentially in the second quarter of 2017 (an approximately 15% increase year-over-year). Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
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
For 2017, we expect our fuel costs to increase in comparison to the prior year and our resin costs to increase slightly for the remainder of the year.

Volume Performance
In the first quarter of 2017, our total sales volume declined 1.3% across all products from year-ago levels. Volume declines across our fluid milk business, which accounted for 78% of our total sales volume, represented an approximately 1.8% year-over-year decrease and were consistent with our expectations. Our total branded white milk volumes decreased 4.3% year-over-year, and our private label white milk volumes decreased by approximately 1.7% year-over-year. These decreases were partially offset by a 4.3% increase in our flavored milk volumes versus the first quarter of 2016. Our branded white milk includes DairyPure® and our other brands, all of which have varying economics across different channels and geographies. Across our other non-fluid milk product categories, year-over-year total volume declines were partially offset by an increase of approximately 19% in our ice cream volume performance, primarily due to volumes associated with the Friendly's acquisition.
Fluid milk sales data published by the USDA through February 2017 shows a quarter-to-date fluid milk category sales volume decline of 3.4% on a year-over-year basis. However, when adjusting for the extra selling day in 2016 due to the leap year, the quarter-to-date fluid milk category sales volume decline is 1.8% for the first quarter of 2017 versus the first quarter of 2016. In the first quarter of 2017, our share of the fluid milk category increased by 10 basis points versus the first quarter of the prior year.
Tax Rate
Income tax benefit for the first three months of 2017 was recorded at an effective rate of 28.0%. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.
See the risk factors described in “Part I — Item 1A — Risk Factors” in our 2016 Annual Report on Form 10-K, and elsewhere in this Form 10-Q herein for a description of various other risks and uncertainties concerning our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2016 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Tennessee Retailer
On August 9, 2007, two plaintiffs filed a putative class action antitrust complaint against Dean Foods and other milk processors in the United States District Court for the Eastern District of Tennessee. Plaintiffs alleged generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further alleged that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. On January 25, 2016, the district court denied plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition was denied by the Sixth Circuit on June 14, 2016. Although the courts refused to certify the case as a class action, the two original plaintiffs decided to pursue their individual claims for damages. The case was scheduled for trial on March 28, 2017. Prior to trial, the plaintiffs agreed with us to settle the lawsuit. We agreed to pay settlements to the plaintiffs and the parties resolved all outstanding claims in the litigation and agreed to voluntarily dismiss the litigation. The litigation was dismissed on March 21, 2017 with respect to one plaintiff, and on March 26, 2017 with respect to the other plaintiff. We have recorded a charge and a corresponding liability in connection with the settlements in the first quarter of 2017.
In addition to the legal proceeding described above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with these other matters are not expected to have a material adverse impact on our financial position, results of operations, or cash flows.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2016 Annual Report on Form 10-K, except as follows:
Litigation could expose us to significant liabilities and may have a material adverse impact on our reputation and business.
Scrutiny of the dairy industry has resulted, and may continue to result, in litigation against us. Such lawsuits are expensive to defend, divert management’s attention and may result in significant judgments or settlements. In some cases, these awards would be trebled by statute and successful plaintiffs are entitled to an award of attorneys’ fees. Depending on its size, such a judgment or settlement could materially and adversely affect our results of operations, cash flows and financial condition and impair our ability to continue operations. We may not be able to pay such judgment or to post a bond for an appeal, given our financial condition and our available cash resources. In addition, depending on its size, failure to pay such a judgment or failure to post an appeal bond could cause us to breach certain provisions of our credit facilities. In either of these or other circumstances, we may seek a waiver of or amendment to the terms of our credit facilities, but we may not be able to obtain such a waiver or amendment. Failure to obtain such a waiver or amendment would materially and adversely affect our results of operations, cash flows and financial condition and could impair our ability to continue operations. Moreover, such litigation could expose us to negative publicity, which could adversely affect our brands, reputation and/or customer preference for our products.
We were previously a party to a private antitrust lawsuit brought by two plaintiffs that was scheduled for trial beginning March 28, 2017. Prior to trial, the plaintiffs agreed with us to settle the lawsuit. We agreed to pay settlements to the plaintiffs and the parties resolved all outstanding claims in the litigation and agreed to voluntarily dismiss the litigation. The litigation was dismissed on March 21, 2017 with respect to one plaintiff, and on March 26, 2017 with respect to the other plaintiff. The two plaintiffs initiated the case in 2007 as a putative class action. Although the court refused to certify the case as a class action, the court’s denial of class certification did not act as an adjudication on the merits for the class of purchasers the named plaintiffs proposed to represent. Therefore, we may be subject to subsequent litigation by such purchasers.

Item 6. Exhibits

10.1
Second Amendment to Credit Agreement, dated as of January 4, 2017, by and among Dean Foods Company; the subsidiary guarantors thereto; the lenders listed on the signature pages thereof; and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 6, 2017).

10.2
Amendment No. 1 to Seventh Amended and Restated Receivables Purchase Agreement, dated as of January 4, 2017, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and Cooperatieve Rabobank U.A., New York Branch, as Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 6, 2017).

10.3	Dean Foods Company 2017 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 10, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

DEAN FOODS COMPANY

/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President, Finance and Chief Accounting Officer
May 9, 2017

Exhibit Index

10.1
Second Amendment to Credit Agreement, dated as of January 4, 2017, by and among Dean Foods Company; the subsidiary guarantors thereto; the lenders listed on the signature pages thereof; and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 6, 2017).

10.2
Amendment No. 1 to Seventh Amended and Restated Receivables Purchase Agreement, dated as of January 4, 2017, among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and Cooperatieve Rabobank U.A., New York Branch, as Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 6, 2017).

10.3	Dean Foods Company 2017 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 10, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS XBRL Instance Document(1).
101.SCH XBRL Taxonomy Extension Schema Document(1).
101.CAL XBRL Taxonomy Calculation Linkbase Document(1).
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(1).
101.LAB XBRL Taxonomy Label Linkbase Document(1).
101.PRE XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Filed electronically herewith.