Form 10-Q
period 2017-06-30
DEAN FOODS CO
filed 2017-08-08
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 3, 2017, the number of shares of the registrant's common stock outstanding was: 90,915,174.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$31,509	$17,980
Receivables, net of allowances of $6,189 and $5,118	601,869	669,200
Income tax receivable	7,191	5,578
Inventories	287,222	284,484
Deferred income taxes	—	37,504
Prepaid expenses and other current assets	40,292	43,884
Total current assets	968,083	1,058,630
Property, plant and equipment, net	1,124,089	1,163,851
Goodwill	167,535	154,112
Identifiable intangible and other assets, net	213,231	207,897
Deferred income taxes	21,310	21,737
Total	$2,494,248	$2,606,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$655,298	$706,981
Current portion of debt	142,173	140,806
Total current liabilities	797,471	847,787
Long-term debt, net	762,125	745,245
Deferred income taxes	99,942	126,009
Other long-term liabilities	226,499	276,630
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 90,913,564 and 90,586,741 shares issued and outstanding, with a par value of $0.01 per share	909	906
Additional paid-in capital	656,721	653,629
Retained earnings	36,938	45,654
Accumulated other comprehensive loss	(86,357)	(89,633)
Total stockholders’ equity	608,211	610,556
Total	$2,494,248	$2,606,227
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net sales	$1,926,722	$1,848,788	$3,922,408	$3,727,616
Cost of sales	1,459,342	1,355,535	2,992,903	2,730,295
Gross profit	467,380	493,253	929,505	997,321
Operating costs and expenses:
Selling and distribution	338,144	331,150	683,340	664,037
General and administrative	73,100	86,614	172,636	171,765
Amortization of intangibles	5,155	4,120	10,310	10,445
Facility closing and reorganization costs, net	5,817	(1,400)	15,103	(234)
Total operating costs and expenses	422,216	420,484	881,389	846,013
Operating income	45,164	72,769	48,116	151,308
Other (income) expense:
Interest expense	16,419	16,830	33,883	33,706
Other income, net	(805)	(2,210)	(1,761)	(3,207)
Total other expense	15,614	14,620	32,122	30,499
Income before income taxes	29,550	58,149	15,994	120,809
Income tax expense	11,903	24,778	8,106	48,237
Net income	$17,647	$33,371	$7,888	$72,572
Average common shares:
Basic	90,882,415	91,244,745	90,796,585	91,406,969
Diluted	91,369,030	91,679,813	91,365,946	91,995,078
Basic income per common share:
Net income	$0.19	$0.37	$0.09	$0.79
Diluted income per common share:
Net income	$0.19	$0.36	$0.09	$0.79
Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income	$17,647	$33,371	$7,888	$72,572
Other comprehensive income (loss):
Cumulative translation adjustments	—	(1,208)	—	(1,055)
Pension and other postretirement liability adjustment, net of tax	1,632	1,550	3,276	3,035
Other comprehensive income	1,632	342	3,276	1,980
Comprehensive income	$19,279	$33,713	$11,164	$74,552
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2017	90,586,741	$906	$653,629	$45,654	$(89,633)	$610,556
Issuance of common stock	326,823	3	(883)	—	—	(880)
Share-based compensation expense	—	—	3,975	—	—	3,975
Net income	—	—	—	7,888	—	7,888
Dividends	—	—	—	(16,604)	—	(16,604)
Other comprehensive income (loss):
Pension and other postretirement benefit liability adjustment, net of tax of $2,057	—	—	—	—	3,276	3,276
Balance, June 30, 2017	90,913,564	$909	$656,721	$36,938	$(86,357)	$608,211
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock					Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	91,428,274	$914	$679,916	$(49,523)	$(85,803)	$545,504
Issuance of common stock, net of tax impact of share-based compensation	354,443	4	(1,956)	—	—	(1,952)
Share-based compensation expense	—	—	4,276	—	—	4,276
Repurchase of common stock	(1,371,185)	(14)	(24,986)	—	—	(25,000)
Net income	—	—	—	72,572	—	72,572
Dividends	—	—	(8,390)	(8,283)	—	(16,673)
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(1,055)	(1,055)
Pension and other postretirement benefit liability adjustment, net of tax of $1,728	—	—	—	—	3,035	3,035
Balance, June 30, 2016	90,411,532	$904	$648,860	$14,766	$(83,823)	$580,707
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30
	2017	2016
Cash flows from operating activities:
Net income	$7,888	$72,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,489	87,876
Share-based compensation expense	6,659	11,797
(Gain) loss on divestitures and other, net	3,423	(4,984)
Write-off of financing costs	1,080	—
Deferred income taxes	7,533	17,577
Other, net	(1,269)	(9,626)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	68,351	79,875
Inventories	3,555	(307)
Prepaid expenses and other assets	8,837	10,454
Accounts payable and accrued expenses	(73,253)	(115,915)
Income taxes receivable/payable	(1,613)	(5,147)
Litigation settlement	—	(18,853)
Contributions to company sponsored pension plans	(38,500)	—
Net cash provided by operating activities	79,180	125,319
Cash flows from investing activities:
Payments for property, plant and equipment	(34,551)	(45,752)
Payments for acquisitions, net of cash acquired	(21,596)	(157,321)
Proceeds from sale of fixed assets	2,481	10,711
Other investments	(9,000)	—
Net cash used in investing activities	(62,666)	(192,362)
Cash flows from financing activities:
Repayments of debt	(832)	(895)
Payments of financing costs	(1,764)	—
Proceeds from senior secured revolver	120,900	118,100
Payments for senior secured revolver	(128,700)	(104,800)
Proceeds from receivables securitization facility	1,120,000	130,000
Payments for receivables securitization facility	(1,095,000)	(70,000)
Repurchase of common stock	—	(25,000)
Cash dividends paid	(16,357)	(16,514)
Issuance of common stock, net of share repurchases for withholding taxes	(1,232)	(646)
Tax savings on share-based compensation	—	699
Net cash provided by (used in) financing activities	(2,985)	30,944
Effect of exchange rate changes on cash and cash equivalents	—	(825)
Change in cash and cash equivalents	13,529	(36,924)
Cash and cash equivalents, beginning of period	17,980	60,734
Cash and cash equivalents, end of period	$31,509	$23,810
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)
1. General
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion.
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Friendly's®, Garelick Farms®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms®, Mayfield ®, McArthur®, Meadow Gold ®, Oak Farms®, PET ® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 national, regional and local dairy brands, as well as private labels. Additionally, with our acquisition of Uncle Matt's Organic, Inc., which was completed on June 22, 2017, we now sell and distribute organic juice, probiotic-infused juices, and fruit-infused waters under the Uncle Matt's Organic® brand. Dean Foods also makes and distributes ice cream, cultured products, juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of national brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 22, 2017. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and six month periods ended June 30, 2017 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2016 Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements
Effective in 2018
ASU No. 2017-09 — In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance is intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1) The fair value (or calculated value or intrinsic value) of the modified award is the same as the fair value (or calculated value or intrinsic value) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. We do not intend to early adopt this ASU. We are currently evaluating the effect that the adoption of this standard will have on the presentation of our financial statements.
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
ASU No. 2017-01 — In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. Early application of the amendments is allowed with certain restrictions. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial statements and will prospectively apply the guidance to applicable transactions.
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
ASU No. 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial statements.
ASU No. 2016-01 — In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. Early application of certain amendments in this standard to financial statements of fiscal years and interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. Except for the early application of certain amendments discussed above, early adoption of the standard is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our financial statements.
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

We are currently evaluating the overall impact this guidance will have on our consolidated financial statements. We have formed a steering committee comprised of subject matter experts within the Company to help assess the impact the guidance may have on the classification of bulk cream sales, which are currently presented as a reduction to cost of sales within our unaudited Condensed Consolidated Statements of Operations as we believe this presentation allows us to report our true cost of fluid milk production. The steering committee is in the process of gathering and evaluating quantitative and qualitative information with respect to the Company’s bulk cream sales, which will assist in informing our conclusion with respect to the appropriate income statement presentation of such amounts under ASU 2014-09. Our assessment is ongoing and no final determinations have been made at this time.
Additionally, our evaluation includes the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products, such as slotting fees, co-operative advertising, rebates and other pricing allowances, merchandising funds and consumer coupons. We currently expect to adopt the ASU consistent with the deferred mandatory effective date of January 1, 2018 and to utilize the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, we would not restate the prior financial statements presented; however, we would be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the prior guidance. Based on our findings to date, we do not expect the standard to have a material impact on our results of operations or financial position; however, our assessment is not yet complete. Throughout the remainder of 2017, we plan to finalize our review and method of adoption.
Effective in 2019
ASU No. 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in ASC Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be adopted using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. We do not intend to early adopt this ASU. We anticipate the impact of this standard to be significant to our Consolidated Balance Sheet due to the amount of our lease commitments. See Note 17 to the Consolidated Financial Statements contained in our 2016 Annual Report on Form 10-K for further information regarding these commitments. We are currently evaluating the other impacts that ASU 2016-02 will have on our consolidated financial statements.
Effective in 2020
ASU No. 2017-04 — In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds a reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. For public companies, this guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not intend to early adopt this ASU. We do not expect the adoption of ASU 2017-04 to have a material impact on our financial statements.

2. Acquisitions and Investments in Unconsolidated Affiliates
Acquisitions
Uncle Matt's Organic — On June 22, 2017, we completed the acquisition of Uncle Matt's Organic, Inc. ("Uncle Matt's"). Uncle Matt's is a leading organic juice company offering a wide range of organic juices, including probiotic-infused juices and fruit-infused waters. The total purchase price was $22.0 million. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values and include identifiable intangible assets of $8.4 million, of which $6.6 million relates to an indefinite-lived trademark and $1.8 million relates to customer relationships that are subject to amortization over a period of 10 years.
We recorded goodwill of $13.4 million in connection with the acquisition, which consists of the excess of the net purchase price over the fair value of the net assets acquired. This goodwill represents the expected value attributable to our expansion into the organic juice category. The goodwill is not deductible for tax purposes.
The acquisition was funded through a combination of cash on hand and borrowings under our receivables securitization facility. The values reflected above may change as we finalize our assessment of the acquired assets and liabilities. A change in these valuations may also impact the income tax related accounts and goodwill. The pro forma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. Uncle Matt's results of operations will be included in our Consolidated Statements of Operations from the date of acquisition.
Friendly's — On June 20, 2016, we completed the acquisition of Friendly’s Ice Cream Holdings Corp. (“Friendly’s Holdings”), including its wholly-owned subsidiary, Friendly’s Manufacturing and Retail, LLC (“Friendly’s Manufacturing,” and together with Friendly’s Holdings, “Friendly’s”), the Friendly’s® trademark and all intellectual property associated with the ice cream business. Friendly’s develops, produces, manufactures, markets, distributes and sells ice cream and other frozen dessert-related products, as well as toppings. The total purchase price was $158.2 million. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values and include identifiable intangible assets of $81.7 million, of which $29.7 million relates to customer relationships that are subject to amortization over a period of 15 years. Additionally, we assumed an unfavorable lease contract with a fair value of $5.4 million, which will be amortized as a reduction of rent expense over the term of the lease agreement.
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
Investment in Unconsolidated Affiliate
Good Karma — On May 4, 2017, we acquired a non-controlling interest in, and entered into a distribution agreement with, Good Karma Foods, Inc. (“Good Karma”), the leading producer of flax-based milk and yogurt products. This investment allows us to diversify our portfolio to include plant-based dairy alternatives and provides Good Karma the ability to more rapidly expand distribution across the U.S., as well as increase investments in brand building and product innovation. We do not expect our equity in the earnings of this investment to materially impact our consolidated financial statements. We are accounting for this investment under the equity method of accounting based upon our ability to exercise significant influence over the investee through our ownership interest and representation on Good Karma's board of directors.
3. Inventories
Inventories at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Raw materials and supplies	$110,616	$110,095
Finished goods	176,606	174,389
Total	$287,222	$284,484

4. Goodwill and Intangible Assets
As of June 30, 2017, the gross carrying value of goodwill was $2.24 billion and accumulated goodwill impairment was $2.08 billion. We recorded a goodwill impairment charge of $2.08 billion in 2011 with no goodwill impairment charges in subsequent years.
The changes in the net carrying amounts of goodwill as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

Balance at December 31, 2016	$154,112
Acquisitions (Note 2)	13,423
Balance at June 30, 2017	$167,535
The net carrying amounts of our intangible assets other than goodwill as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017				December 31, 2016
	Acquisition Costs(1)	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$58,600	$—	$—	$58,600	$52,000	$—	$—	$52,000
Intangible assets with finite lives:
Customer-related and other	80,685	—	(39,211)	41,474	78,925	—	(37,050)	41,875
Trademarks	230,709	(109,910)	(49,973)	70,826	229,777	(109,910)	(41,824)	78,043
Total	$369,994	$(109,910)	$(89,184)	$170,900	$360,702	$(109,910)	$(78,874)	$171,918

(1)
The increase in the carrying amount of intangible assets from December 31, 2016 to June 30, 2017 is related in part to an indefinite-lived trademark of $6.6 million and a finite-lived customer-related intangible of $1.8 million we recorded as a part of the Uncle Matt's acquisition. See Note 2. Additionally, we acquired a finite-lived trademark of a regional artisan ice cream brand for $0.9 million during the period.

Our trademark values will be amortized on a straight-line basis over their remaining useful lives, which range from approximately 3 to 9 years. Amortization expense on intangible assets for the three months ended June 30, 2017 and 2016 was $5.2 million and $4.1 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2017 and 2016 was $10.3 million and $10.4 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.
Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2017	$20.7
2018	20.3
2019	20.3
2020	12.2
2021	10.5

5. Debt
Our long-term debt as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017			December 31, 2016
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured revolving credit facility	$1,300	3.06	% *	$9,100	2.94	% *
Senior notes due 2023	700,000	6.50		700,000	6.50
	701,300			709,100
Subsidiary debt obligations:
Senior notes due 2017	142,000	6.90		142,000	6.90
Receivables securitization facility	65,000	2.18	*	40,000	1.87	*
Capital lease and other	3,148	—		3,980	—
	210,148			185,980
Subtotal	911,448			895,080
Unamortized discounts and debt issuance costs	(7,150)			(9,029)
Total debt	904,298			886,051
Less current portion	(142,173)			(140,806)
Total long-term portion	$762,125			$745,245
*    Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities at June 30, 2017 were as follows (in thousands):

2017	$142,457
2018	1,125
2019	1,174
2020	65,392
2021	—
Thereafter	701,300
Subtotal	911,448
Less unamortized discounts and debt issuance costs	(7,150)
Total debt	$904,298
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
On January 4, 2017, we amended the Credit Agreement to, among other things, (i) extend the maturity date of the Credit Facility to January 4, 2022; (ii) modify the leverage ratio covenant to add a requirement that we comply with a maximum total net leverage ratio (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility) not to exceed 4.25 to 1.00 and to eliminate the maximum senior secured net leverage ratio requirement; (iii) modify the definition of “Consolidated EBITDA” to permit certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions; (iv) modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of June 30, 2017) based on our total net leverage ratio, or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.00% as of June 30, 2017) based on our total net leverage ratio; (v) modify certain negative covenants to provide additional flexibility for the incurrence of debt, the payment of dividends and the making of certain permitted acquisitions and other investments; (vi) eliminate and release all real property as collateral for loans under the Credit Facility; and (vii) provide the Company the ability to request that increases in the aggregate commitments under the Credit Facility be made available as either revolving loans or term loans.
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
At June 30, 2017, we had outstanding borrowings of $1.3 million under the Credit Facility. Our average daily balance under the Credit Facility during the six months ended June 30, 2017 was $1.7 million. There were no letters of credit issued under the Credit Facility as of June 30, 2017.
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
Based on the monthly borrowing base formula, we had the ability to borrow up to $448.4 million of the total commitment amount under the receivables securitization facility as of June 30, 2017. The total amount of receivables sold to these entities as of June 30, 2017 was $561.5 million. During the first six months of 2017, we borrowed $1.1 billion and repaid $1.1 billion under the facility with a remaining balance of $65.0 million as of June 30, 2017. In addition to letters of credit in the aggregate amount of $117.2 million that were issued but undrawn, the remaining available borrowing capacity was $266.2 million at June 30, 2017. Our average daily balance under this facility during the six months ended June 30, 2017 was $44.2 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
The carrying value under the 2023 Notes at June 30, 2017 was $693.8 million, net of unamortized debt issuance costs of $6.2 million.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series remains outstanding ($142 million aggregate principal amount) and matures on October 15, 2017. The carrying value under these notes at June 30, 2017 was $141.1 million, net of unamortized discounts of $0.9 million, at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
See Note 6 for information regarding the fair value of the 2023 Notes and the subsidiary senior notes due 2017 as of June 30, 2017.

Capital Lease Obligations and Other — Capital lease obligations of $3.1 million and $4.0 million as of June 30, 2017 and December 31, 2016, respectively, were primarily comprised of our leases for information technology equipment.
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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At June 30, 2017 and December 31, 2016, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In thousands)
Commodities contracts — current(1)	$6,945	$2,416	$2,037	$12
Commodities contracts — non-current(2)	1	—	10	—
Total derivatives	$6,946	$2,416	$2,047	$12

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 is as follows (in thousands):

	Fair Value as of June 30, 2017	Level 1	Level 2	Level 3
Asset — Commodities contracts	$6,946	$—	$6,946	$—
Liability — Commodities contracts	2,047	—	2,047	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 is as follows (in thousands):

	Fair Value as of December 31, 2016	Level 1	Level 2	Level 3
Asset — Commodities contracts	$2,416	$—	$2,416	$—
Liability — Commodities contracts	12	—	12	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair values of the 2023 Notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amounts and fair values of the 2023 Notes and subsidiary senior notes at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$736,750	$700,000	$736,750
Subsidiary senior notes due 2017	142,000	143,775	142,000	146,615
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$24	$—	$24	$—
Mutual funds	1,754	—	1,754	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$27	$—	$27	$—
Mutual funds	1,673	—	1,673	—

7. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March and June of 2017 and 2016, totaling approximately $16.4 million and $16.5 million for the first six months of 2017 and 2016, respectively. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) for the remainder of 2017. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three and six months ended June 30, 2017. We repurchased 1,371,185 shares for $25.0 million during the three and six months ended June 30, 2016. As of June 30, 2017, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
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
The following table summarizes RSU activity during the six months ended June 30, 2017:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2017	872,785	80,207	952,992
RSUs granted	395,097	45,528	440,625
Shares issued upon vesting of RSUs	(221,992)	(37,204)	(259,196)
RSUs canceled or forfeited(1)	(296,696)	(2,112)	(298,808)
RSUs outstanding at June 30, 2017	749,194	86,419	835,613
Weighted average grant date fair value	$17.91	$18.46	$17.97

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — Beginning in 2016, performance share units ("PSUs") were granted as part of our long-term incentive compensation program. PSUs will cliff vest and be settled in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the respective performance periods. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the awards that are expected to vest. The following table summarizes PSU activity during the six months ended June 30, 2017:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	90,583	$19.13
Granted	158,402	18.84
Vested	—	—
Forfeited or canceled	(81,217)	19.29
Outstanding at June 30, 2017	167,768	$18.78
Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting date. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	1,361,062	$17.78
Granted	767,521	18.47
Converted/paid	(600,346)	17.00
Forfeited	(140,783)	18.27
Outstanding at June 30, 2017	1,387,454	$18.45
Stock Options — The following table summarizes stock option activity during the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2017	2,038,829	$19.78
Forfeited and canceled	(557,329)	26.18
Exercised	(49,879)	15.12
Options outstanding and exercisable at June 30, 2017	1,431,621	$17.45	1.15	$2,709,128
We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2016 or 2017, nor do we currently plan to in the future. At June 30, 2017, there was no remaining unrecognized stock option expense related to unvested awards.

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In thousands)
RSUs	$1,046	$2,068	$2,654	$3,437
PSUs	(1,051)	451	(551)	839
Phantom shares	2,707	3,210	4,556	7,521
Total	$2,702	$5,729	$6,659	$11,797
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

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income	$17,647	$33,371	$7,888	$72,572
Denominator:
Average common shares	90,882,415	91,244,745	90,796,585	91,406,969
Basic earnings per share	$0.19	$0.37	$0.09	$0.79
Diluted earnings (loss) per share computation:
Numerator:
Income	$17,647	$33,371	$7,888	$72,572
Denominator:
Average common shares — basic	90,882,415	91,244,745	90,796,585	91,406,969
Stock option conversion(1)	220,318	232,113	232,495	258,164
RSUs and PSUs(2)	266,297	202,955	336,866	329,945
Average common shares — diluted	91,369,030	91,679,813	91,365,946	91,995,078
Diluted earnings per share	$0.19	$0.36	$0.09	$0.79
(1) Anti-dilutive options excluded	655,700	1,282,259	776,710	1,349,300
(2) Anti-dilutive stock units excluded	8,959	5,911	4,504	—

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended June 30, 2017 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at March 31, 2017	$(83,208)	$(4,781)	$(87,989)
Other comprehensive income before reclassifications	3,278	—	3,278
Amounts reclassified from accumulated other comprehensive income(1)	(1,646)	—	(1,646)
Net current-period other comprehensive income	1,632	—	1,632
Balance at June 30, 2017	$(81,576)	$(4,781)	$(86,357)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended June 30, 2016 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at March 31, 2016	$(81,794)	$(2,371)	$(84,165)
Other comprehensive income (loss) before reclassifications	3,015	(1,208)	1,807
Amounts reclassified from accumulated other comprehensive income(1)	(1,465)	—	(1,465)
Net current-period other comprehensive income (loss)	1,550	(1,208)	342
Balance at June 30, 2016	$(80,244)	$(3,579)	$(83,823)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 10.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the six months ended June 30, 2017 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(84,852)	$(4,781)	$(89,633)
Other comprehensive income before reclassifications	6,569	—	6,569
Amounts reclassified from accumulated other comprehensive income(1)	(3,293)	—	(3,293)
Net current-period other comprehensive income	3,276	—	3,276
Balance at June 30, 2017	$(81,576)	$(4,781)	$(86,357)

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$752	$793	$1,504	$1,586
Interest cost	2,927	3,043	5,854	6,086
Expected return on plan assets	(4,758)	(4,633)	(9,516)	(9,266)
Amortizations:
Prior service cost	176	214	352	428
Unrecognized net loss	2,581	2,206	5,162	4,412
Net periodic benefit cost	$1,678	$1,623	$3,356	$3,246
On April 3, 2017, we made a discretionary contribution of $38.5 million to our company-sponsored pension plans. We expect to contribute an additional $0.8 million to the company-sponsored pension plans during the remainder of 2017.
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$146	$160	$292	$320
Interest cost	240	271	480	542
Amortizations:
Prior service cost	23	23	46	46
Unrecognized net gain	(114)	(61)	(228)	(122)
Net periodic benefit cost	$295	$393	$590	$786
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

The results of our analysis indicated no impairment of our property, plant and equipment, outside of facility closing and reorganization costs, for the three and six months ended June 30, 2017 and 2016. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization strategies are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In thousands)
Closure of facilities, net(1)	$4,203	$(1,400)	$7,689	$(234)
Organizational Effectiveness(2)	1,614	—	7,414	—
Facility closing and reorganization costs, net	$5,817	$(1,400)	$15,103	$(234)

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2017 and 2016. These charges are primarily related to facility closures in Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Riverside, California; Delta, Colorado; Denver, Colorado; Springfield, Virginia; Buena Park, California; and Sheboygan, Wisconsin, as well as other approved closures that have not yet been announced. We have incurred net charges to date of $57.5 million related to these facility closures through June 30, 2017. We expect to incur additional charges related to these facility closures of approximately $6.9 million related to shutdown, contract termination and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

(2)
During the first six months of 2017, we embarked on a company-wide, multi-phase organizational effectiveness initiative to better align each key function of the Company with our strategic plan. This initiative has resulted in headcount reductions due to changes to our organizational structure, and the charges shown in the table above are primarily comprised of severance benefits and other employee-related costs associated with these organizational changes. Efforts with respect to our organizational effectiveness initiative are ongoing and we expect that we will incur additional costs in the coming months associated with the approval and implementation of additional phases of the plan; however, as specific details of these phases have not been finalized and approved, future costs are not yet estimable.

Activity with respect to facility closing and reorganization costs during the six months ended June 30, 2017 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2016	Charges and Adjustments	Payments	Accrued Charges at June 30, 2017
	(In thousands)
Cash charges:
Workforce reduction costs	$3,610	$7,464	$(3,572)	$7,502
Shutdown costs	—	2,557	(2,557)	—
Lease obligations after shutdown	3,932	166	(814)	3,284
Other	—	163	(163)	—
Subtotal	$7,542	10,350	$(7,106)	$10,786
Other charges:
Write-down of assets(1)		4,678
Loss on sale of related assets		67
Other, net		8
Subtotal		4,753
Total		$15,103

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
Litigation, Investigations and Audits — On August 9, 2007, two plaintiffs filed a putative class action antitrust complaint against Dean Foods and other milk processors in the United States District Court for the Eastern District of Tennessee. Plaintiffs alleged generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers. Plaintiffs further alleged that the defendants’ conduct artificially inflated wholesale prices paid by direct milk purchasers. On January 25, 2016, the district court denied plaintiffs’ motion for class certification. On February 8, 2016, plaintiffs filed a petition for permission to appeal the district court’s order denying class certification. That petition was denied by the Sixth Circuit on June 14, 2016. Although the courts refused to certify the case as a class action, the two original plaintiffs decided to pursue their individual claims for damages. The case was scheduled for trial on March 28, 2017. Prior to trial, the plaintiffs agreed with us to settle the lawsuit. We agreed to pay settlements to the plaintiffs and the parties resolved all outstanding claims in the litigation and agreed to voluntarily dismiss the litigation. The litigation was dismissed on March 21, 2017 with respect to one plaintiff, and on March 26, 2017 with respect to the other plaintiff. We recorded a charge and a corresponding liability in connection with the settlements in the first quarter of 2017.
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
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three and six months ended June 30, 2017 and 2016. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 17.0% and 16.2% of our consolidated net sales in the three months ended June 30, 2017 and 2016, respectively, and accounted for approximately 17.1% and 16.3% of our consolidated net sales in the six months ended June 30, 2017 and 2016, respectively.

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
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Friendly's®, Garelick Farms®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms®, Mayfield ®, McArthur®, Meadow Gold ®, Oak Farms®, PET ® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 national, regional and local dairy brands as well as private labels. Additionally, with our acquisition of Uncle Matt's Organic, Inc., which was completed on June 22, 2017, we now sell and distribute organic juice, probiotic-infused juices, and fruit-infused waters under the Uncle Matt's Organic® brand. Dean Foods also makes and distributes ice cream, cultured products, juices, teas, and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers' locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery ("DSD") systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of national brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.

Recent Developments
Uncle Matt's Organic Acquisition
On June 22, 2017, we completed the acquisition of Uncle Matt's Organic, Inc. ("Uncle Matt's"). Uncle Matt's is a leading organic juice company offering a wide range of organic juices, including probiotic-infused juices and fruit-infused waters. The total purchase price was $22.0 million, which was funded through a combination of cash on hand and borrowings under our receivables securitization facility. Uncle Matt's results of operations will be included in our Consolidated Statements of Operations from the date of acquisition.
Investment in Good Karma
On May 4, 2017, we acquired a non-controlling interest in, and entered into a distribution agreement with, Good Karma Foods, Inc. (“Good Karma”), the leading producer of flax-based milk and yogurt products. This investment allows us to diversify our portfolio to include plant-based dairy alternatives and provides Good Karma the ability to more rapidly expand distribution across the U.S., as well as increase investments in brand building and product innovation. We do not expect our equity in the earnings of this investment to materially impact our consolidated financial statements. We are accounting for this investment under the equity method of accounting based upon our ability to exercise significant influence over the investee through our ownership interest and representation on Good Karma's board of directors.
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

	Three Months Ended June 30				Six Months Ended June 30
	2017		2016		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,926.7	100.0%	$1,848.8	100.0%	$3,922.4	100.0%	$3,727.6	100.0%
Cost of sales	1,459.3	75.7	1,355.5	73.3	2,992.9	76.3	2,730.3	73.2
Gross profit(1)	467.4	24.3	493.3	26.7	929.5	23.7	997.3	26.8
Operating costs and expenses:
Selling and distribution	338.1	17.5	331.2	17.9	683.3	17.4	664.0	17.8
General and administrative	73.1	3.8	86.6	4.7	172.7	4.4	171.8	4.6
Amortization of intangibles	5.2	0.3	4.1	0.2	10.3	0.3	10.4	0.3
Facility closing and reorganization costs, net	5.8	0.3	(1.4)	(0.1)	15.1	0.4	(0.2)	—
Total operating costs and expenses	422.2	21.9	420.5	22.7	881.4	22.5	846.0	22.7
Operating income	$45.2	2.3%	$72.8	3.9%	$48.1	1.2%	$151.3	4.1%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016
Net Sales — The change in net sales was due to the following:

Three Months Ended June 30, 2017 vs. 2016
(In millions)
Volume	$(66.6)
Pricing and product mix changes	108.0
Acquisitions	36.5
Total increase	$77.9
Net sales increased $77.9 million, or 4.2%, during the second quarter of 2017 as compared to the second quarter of 2016, primarily due to increased pricing, as a result of increases in dairy commodity costs from year-ago levels. On average, during the second quarter of 2017, the Class I price was 14.7% above prior-year levels. Additionally, volumes associated with the acquisition of Friendly's Ice Cream Holdings Corp. ("Friendly's") contributed $45.2 million to net sales in the second quarter of 2017 as compared to $8.7 million in the second quarter of 2016. The Friendly's acquisition closed on June 20, 2016 and net sales in the second quarter of 2016 reflect 11 days of Friendly's operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements. Net sales increases were partially offset by a 2.7% total sales volume decline across all products from year-ago levels. This decline was in excess of our expectations. Volume declines across our fluid milk business, which accounted for approximately 76% of our total sales volume in the second quarter of 2017, represented an approximately 3.4% year-over-year decrease. Our total branded white milk volumes decreased 6.0% year-over-year. These decreases were partially offset by a 1.4% year-over-year increase in our flavored milk volumes.
We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization. However, we continue to balance our product pricing with the execution of our strategy to improve net price realization and, in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2017 compared to the second quarter of 2016:

	Three Months Ended June 30*
	2017	2016	% Change
Class I mover(1)	$15.52	$13.53	14.7%
Class I raw skim milk mover(1)(2)	7.41	5.88	26.0
Class I butterfat mover(2)(3)	2.39	2.24	6.7
Class II raw skim milk minimum(1)(4)	6.76	5.82	16.2
Class II butterfat minimum(3)(4)	2.50	2.32	7.8

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased 7.7% in the second quarter of 2017 as compared to the second quarter of 2016, primarily due to increased dairy commodity costs. The Class I price was 14.7% above prior-year levels.

Gross Profit — Our gross profit percentage decreased to 24.3% in the second quarter of 2017 as compared to 26.7% in the second quarter of 2016. This decrease was primarily due to higher input costs and overall volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses increased $1.7 million, or 0.4%, in the second quarter of 2017 as compared to the second quarter of 2016. Significant changes to operating costs and expenses in the second quarter of 2017 as compared to the second quarter of 2016 include the following:

•
Selling and distribution costs increased by $6.9 million during the second quarter of 2017 primarily due to higher freight, insurance and external commissions costs, partially offset by lower incentive compensation and advertising costs.

•	General and administrative costs decreased by $13.5 million during the second quarter of 2017 primarily due to lower incentive compensation compared to the prior period.

•	Amortization of intangibles increased by $1.1 million during the second quarter of 2017 primarily due to the amortization of intangibles acquired in the Friendly's acquisition.

•
Facility closing and reorganization costs increased by $7.2 million during the second quarter of 2017 primarily due to costs associated with the implementation of our organizational structure change and additional asset write-downs and other charges associated with closed facilities. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other expense increased $1.0 million during the second quarter of 2017 as compared to the second quarter of 2016. This increase in expense was primarily due to declines in foreign currency exchange gains in the second quarter of 2017 as compared to the prior period, partially offset by slightly lower interest expense in the second quarter of 2017 as compared to the second quarter of 2016.
Income Taxes — Income tax expense was recorded at an effective rate of 40.3% for the second quarter of 2017 as compared to a 42.6% effective tax rate for the second quarter of 2016. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net Sales — The change in net sales was due to the following:

Six Months Ended June 30, 2017 vs. 2016
(In millions)
Volume	$(110.8)
Pricing and product mix changes	227.5
Acquisitions	78.1
Total increase	$194.8

Net sales increased $194.8 million, or 5.2%, during the first six months of 2017 as compared to the first six months of 2016, primarily due to increased pricing, as a result of increases in dairy commodity costs from year-ago levels. On average, during the first six months of 2017, the Class I price was 16.1% above prior-year levels. Additionally, volumes associated with the Friendly's acquisition contributed $86.8 million to net sales in the first six months of 2017 as compared to $8.7 million in the first six months of 2016. The Friendly's acquisition closed on June 20, 2016 and net sales in the first six months of 2016 reflect 11 days of Friendly's operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements. Net sales increases were partially offset by a 2.0% total sales volume decline across all products from year-ago levels. This decline was in excess of our expectations.Volume declines across our fluid milk business, which accounted for approximately 77% of our total sales volume in first six months of 2017, represented an approximately 2.6% year-over-year decrease. Our total branded white milk volumes decreased 5.1% year-over-year. These decreases were partially offset by a 2.9% year-over-year increase in our flavored milk volumes.

The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2017 in comparison to the first six months of 2016:

	Six Months Ended June 30*
	2017	2016	% Change
Class I mover(1)	$16.27	$14.01	16.1%
Class I raw skim milk mover(1)(2)	8.12	5.79	40.2
Class I butterfat mover(2)(3)	2.41	2.41	—
Class II raw skim milk minimum(1)(4)	7.39	6.00	23.2
Class II butterfat minimum(3)(4)	2.48	2.31	7.4

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
Cost of Sales — Cost of sales increased 9.6% in the first six months of 2017 as compared to the first six months of 2016, primarily due to increased dairy commodity costs. The Class I price was 16.1% above prior-year levels.
Gross Profit — Our gross profit percentage decreased to 23.7% for the first six months of 2017 as compared to 26.8% for the first six months of 2016. This decrease was primarily due to higher input costs and overall volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses increased $35.4 million, or 4.2%, in the first six months of 2017 as compared to the first six months of 2016. Significant changes to operating costs and expenses in the first six months of 2017 as compared to the first six months of 2016 include the following:

•
Selling and distribution costs increased by $19.3 million during the first six months of 2017 primarily due to higher freight, insurance, and external commissions costs, partially offset by decreased incentive compensation and advertising costs.

•
General and administrative costs increased by $0.9 million during the first six months of 2017 primarily due to the litigation settlements reached in the first quarter of 2017 and the related legal expenses, partially offset by lower incentive compensation compared to the prior period.

•
Amortization of intangibles decreased by $0.1 million during the first six months of 2017 related to the extension of the useful lives of certain of our finite-lived trademarks in conjunction with our strategy around our ice cream brands in the first quarter of 2016, partially offset by the amortization of intangibles acquired in the Friendly's acquisition.

•
Facility closing and reorganization costs increased by $15.3 million during the first six months of 2017 primarily due to costs associated with the implementation of our organizational structure change and additional asset write-downs and other charges associated with closed facilities. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other expense increased $1.6 million during the first six months of 2017 as compared to the first six months of 2016. This increase in expense was primarily due to declines in foreign currency exchange gains in the first six months of 2017 as compared to the prior period, in addition to slightly higher interest expense in the first six months of 2017 as compared to the first six months of 2016.
Income Taxes — Income tax expense was recorded at an effective rate of 50.7% for the first six months of 2017 as compared to a 39.9% effective tax rate for the first six months of 2016. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first half of 2017, our effective tax rate was impacted by the adoption of Accounting Standards Update No. 2016-09 which requires excess tax benefits and tax deficiencies related to share-based payments to be recorded in the provision for income taxes. Excluding the $1.3 million of tax expense recorded because of the adoption, our effective tax rate for the first half of 2017 was 42.5%.
Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $450 million senior secured revolving credit facility and our $450 million receivables securitization facility, together will provide sufficient liquidity to allow us to meet our cash requirements for at least the next twelve months, including the repayment of the $142 million aggregate principal amount of subsidiary senior notes, which mature on October 15, 2017. Additional anticipated uses of cash for the remainder of 2017 include capital expenditures; working capital; pension contributions; financial obligations, including tax payments; and certain other costs that may be necessary to execute our strategic initiatives and invest to grow our business. On an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. As discussed below, we have also instituted a cash dividend policy and may repurchase shares of our common stock opportunistically.
As of June 30, 2017, we had total cash on hand of $31.5 million, of which $11.7 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations.
At June 30, 2017, we had $911.4 million of long-term debt obligations, excluding unamortized discounts and debt issuance costs of $7.2 million, and $714.9 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business.
Cash Dividends — In November 2013, we announced that our Board of Directors had adopted a cash dividend policy. Under the policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March and June of 2017 and 2016, totaling approximately $16.4 million and $16.5 million for the first six months of 2017 and 2016, respectively. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) for the remainder of 2017. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 7 to our unaudited Condensed Consolidated Financial Statements.
Senior Secured Revolving Credit Facility — We have a credit agreement (as amended, the "Credit Agreement") pursuant to which the lenders have provided us with a senior secured revolving credit facility in the amount of up to $450 million (the “Credit Facility”) with a maturity date of January 4, 2022. Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the Credit Facility by up to $200 million, which we may request to be made available as either term loans or revolving loans, without the consent of any lenders not participating in such increase, subject to specified conditions. The Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans.
Loans outstanding under the Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of June 30, 2017) based on our total net leverage ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.00% as of June 30, 2017) based on our total net leverage ratio.
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
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments during a default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (i) a maximum total net leverage ratio of 4.25x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (ii) a minimum consolidated interest coverage ratio of 2.25x. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio (including borrowings under our receivables securitization facility) is in excess of 3.50x.
At June 30, 2017, we had outstanding borrowings of $1.3 million under the Credit Facility. Our average daily balance under the Credit Facility during the six months ended June 30, 2017 was $1.7 million. There were no letters of credit issued under the Credit Facility as of June 30, 2017.
Dean Foods Receivables Securitization Facility — We have an amended and restated receivables purchase agreement (as amended), which provides us with a $450 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes.
The receivables securitization facility has a liquidity termination date of January 4, 2020 and bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio. The receivables purchase agreement contains covenants consistent with those in the Credit Agreement. Advances outstanding under the receivables securitization facility will bear interest between 0.90% and 1.05%, and the Company will pay an unused fee between 0.40% and 0.55% on undrawn amounts, in each case based on the Company's total net leverage ratio.
Based on the monthly borrowing base formula, we had the ability to borrow up to $448.4 million of the total commitment amount under the receivables securitization facility as of June 30, 2017. The total amount of receivables sold to these entities as of June 30, 2017 was $561.5 million. During the first six months of 2017, we borrowed $1.1 billion and repaid $1.1 billion under the facility with a remaining balance of $65.0 million as of June 30, 2017. In addition to letters of credit in the aggregate amount of $117.2 million that were issued but undrawn, the remaining available borrowing capacity was $266.2 million at June 30, 2017. Our average daily balance under this facility during the six months ended June 30, 2017 was $44.2 million.
At August 3, 2017, we had $50.0 million outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $117.1 million that were issued but undrawn.
Covenant Compliance — As of June 30, 2017, we were in compliance with all covenants under our credit agreements. The following describes our financial covenants pursuant to our current credit agreements.
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
The carrying value under the 2023 Notes at June 30, 2017 was $693.8 million, net of unamortized debt issuance costs of $6.2 million.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series remains outstanding ($142 million aggregate principal amount) and matures on October 15, 2017. The carrying value under these notes at June 30, 2017 was $141.1 million, net of unamortized discounts of $0.9 million, at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30
	2017	2016	Change
	(In thousands)
Net cash flows from operations:
Operating activities	$79,180	$125,319	$(46,139)
Investing activities	(62,666)	(192,362)	129,696
Financing activities	(2,985)	30,944	(33,929)
Effect of exchange rate changes on cash and cash equivalents	—	(825)	825
Net increase (decrease) in cash and cash equivalents	$13,529	$(36,924)	$50,453
Operating Activities
Net cash provided by operating activities was $79.2 million in the six months ended June 30, 2017 compared to $125.3 million in the six months ended June 30, 2016. The decrease was primarily attributable to a discretionary pension contribution of $38.5 million to our company-sponsored pension plans and lower operating income in the first six months of 2017.
Investing Activities
Net cash used in investing activities decreased by $129.7 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease was primarily attributable to the $157.3 million purchase price for the Friendly's acquisition, recorded in the second quarter of 2016, as compared to the purchase price, net of cash acquired, of $21.6 million for the Uncle Matt's acquisition, which closed in the second quarter of 2017, and other investments of $9.0 million in the six months ended June 30, 2017.
Financing Activities
Net cash used in financing activities was $3.0 million in the six months ended June 30, 2017 compared to net cash provided by financing activities of $30.9 million in the six months ended June 30, 2016. This change was driven by net debt proceeds from borrowings of $17.2 million in the first six months of 2017, as compared to $73.3 million in the first six months of 2016. Net debt proceeds were partially offset by payments of financing costs related to the amendments to our Credit Agreement and receivables purchase agreement of $1.8 million in the first six months of 2017. Additionally, we made $25.0 million of share repurchases under our stock repurchase program in the first six months of 2016.

Contractual Obligations
As of June 30, 2017, there were no material changes outside the ordinary course of business to our contractual obligations as reported in our 2016 Annual Report on Form 10-K, except as reflected in the table below:

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Receivables securitization facility(1)	$65.0	$—	$—	$—	$65.0	$—	$—
Credit Facility(1)	1.3	—	—	—	—	—	1.3
Interest payments(2)	326.5	60.8	51.3	51.3	47.4	47.4	68.3
Total	$392.8	$60.8	$51.3	$51.3	$112.4	$47.4	$69.6

(1)
Represents amounts outstanding under our receivables securitization facility and Credit Facility at June 30, 2017. On January 4, 2017, we amended our receivables purchase agreement to extend the maturity date to January 4, 2020, and we amended our Credit Agreement to extend the maturity date to January 4, 2022. See Note 5 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the January 4, 2017 amendments to the receivables purchase agreement and the Credit Agreement.

(2)
Includes fixed rate interest obligations and interest on variable rate debt based on the outstanding balances and interest rates in effect at June 30, 2017. Interest that may be due in the future on variable rate borrowings under the Credit Facility and receivables securitization facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. On January 4, 2017, we amended the purchase agreement governing the receivables securitization facility to modify certain pricing terms such that advances outstanding under the receivables securitization facility will bear interest between 0.90% and 1.05%, and the Company will pay an unused fee between 0.40% and 0.55% on undrawn amounts, in each case based on the Company's total net leverage ratio. On January 4, 2017, we amended the Credit Agreement to modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% based on our total net leverage ratio, or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% based on our total net leverage ratio. See Note 5 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the January 4, 2017 amendments to the receivables purchase agreement and the Credit Agreement.

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
On an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. We have also instituted a cash dividend policy and may repurchase shares of our common stock opportunistically.
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
Prices for conventional raw milk in the second quarter of 2017 were approximately 14.7% higher than year-ago levels and decreased approximately 9% sequentially from the first quarter of 2017. We currently expect raw milk costs to increase by approximately 8% sequentially in the third quarter of 2017 (an approximately 11% increase year-over-year). Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
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
For 2017, we expect our fuel and resin costs to increase in comparison to the prior year.

Competitive Environment and Volume Performance
The fluid milk industry remains highly competitive. Volume softness continues to weigh on the broader food industry, and the emphasis of specific retailers on private label within certain segments showed growth in the second quarter of 2017. This created a challenging environment for our Company on both volume and brand mix.
In the second quarter of 2017, our total sales volume declined 2.7% across all products from year-ago levels. This decline was in excess of our expectations. As private label performed ahead of the category, our total branded white milk volumes, which include DairyPure® and our other brands, decreased 6.0% year-over-year. This trade down to private label fluid milk from branded products represents a continuing challenge for our business. These decreases were partially offset by a 1.4% increase in our flavored milk volumes versus the second quarter of 2016. Across our other non-fluid milk product categories, year-over-year total volume declines were partially offset by an increase of approximately 8.9% in our ice cream volume performance, primarily due to volumes associated with the Friendly's acquisition.
In the private label milk space, we experienced some customer losses at a higher rate than our expectations. Milk production continues to grow across many areas of the country, creating surplus volume in supply that is changing some recent pricing dynamics in the category. We also continue to face pricing pressures from industry consolidation, large-format and vertical retailers, discounters, and dairy cooperatives and other processors. These factors have resulted in higher than expected fluid milk volume losses that will contribute to a higher year-over-year decline in total volume for 2017. For at least the remainder of 2017, we expect a total volume decline in the mid-single digits.
We believe the overall retail landscape continues to be challenging, with several factors beyond our control continuing to impact our earnings progression. The downward trend in fluid milk category sales has continued during the first half of 2017. Fluid milk sales data published by the USDA through May 2017 shows a quarter-to-date fluid milk category sales volume decline of 2.9% on a year-over-year basis. In the second quarter of 2017, our share of the fluid milk category decreased by 30 basis points versus the second quarter of the prior year.
We believe that maintaining a competitive cost structure is crucial to the ongoing success of our organization, particularly in view of the competitive environment and volume pressures we are currently facing. During the first quarter of 2017, we re-engineered our commercial function, with a focus on increasing the effectiveness and efficiency of our sales force. We believe it is necessary to replicate this work across the other functions of our business and are targeting an incremental annual cost reduction of $40 million to $50 million in our general and administrative functions. The design phase of this initiative is underway across our organization and we anticipate having plans in place by the end of 2017. Soft volumes, the continued shift to private label and competitive pricing pressures have negated, and will likely continue to negate, some of the impact of our ongoing cost reduction efforts, making it more difficult to deliver these cost savings to the bottom line. Depending on the extent of the decline in our financial results and our financial and cash flow projections, we may incur asset impairment charges in future periods.
Additionally, in March 2016, Wal-Mart Stores, Inc. announced that it plans to build a dairy processing plant in Indiana to supply certain Wal-Mart and Sam's Club stores located in the Midwest. We have received preliminary information from Wal-mart regarding the phasing of the transfer of volume into the plant and, based on this data, we expect to lose approximately 90 million to 95 million gallons of private label fluid milk volume in 2018 and 2019. Dialogue between us and Wal-Mart is ongoing, and we are actively taking steps to optimize our network to mitigate the impact of volume losses in the affected region when they occur. However, given the volume degradation we have experienced this year, which is expected to continue through the balance of 2017, we may be unable to sufficiently reduce our costs to mitigate the negative financial impact of the Wal-Mart volume loss. As previously disclosed, we expect to continue to supply Wal-Mart's private label milk for other Wal-Mart stores across the United States pursuant to our existing agreements.
Tax Rate
Income tax expense was recorded at an effective rate of 50.7% in the first six months of 2017 compared to a 39.9% effective tax rate in the first six months of 2016. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.
See the risk factors described in “Part I — Item 1A — Risk Factors” in our 2016 Annual Report on Form 10-K and elsewhere in this Form 10-Q for a description of various other risks and uncertainties concerning our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2017.
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
Many of our customers, such as supermarkets, warehouse clubs and food distributors, have experienced industry consolidation in recent years and this consolidation is expected to continue. These consolidations have produced large, more sophisticated customers with increased buying power and negotiating strength, who may seek lower prices or more favorable terms, and they have increased our dependence on key large-format retailers and discount supermarket chains. In addition, some of these customers are vertically integrated and have re-dedicated key shelf-space currently occupied by our branded products for their private label products. We are also facing downward pricing pressure from retailers who sell their own private label products and proprietary brands, such as discount supermarket chains. In addition to the competitive pressures from retail customers, we are facing increased competition from dairy cooperatives and other processors.
The highly competitive retail fluid milk and broader grocery industries are facing additional future uncertainties as a result of the rise of discount supermarket chains and Amazon.com, Inc.’s announcement of its planned acquisition of Whole Foods Market. Discount supermarket chains such as Aldi, which has announced a large expansion of its stores in the U.S., and Lidl, which recently entered the U.S. market, create competitive pressure on retailers to lower prices. These developments may trigger significant changes in pricing competition, and the grocery industry, as well as consumer buying patterns, the effects and timing of which are currently unknown.
Higher levels of price competition and higher resistance to price increases have had a significant impact on our business. If we are unable to respond to these customer dynamics and potential future changes in the customer landscape, our business or financial results could be adversely affected.

The continuing industry shift from branded to private label products could impede our growth rate and profit margin.
We are experiencing a continued shift from branded to private label products. Private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded competitors. In periods of economic weakness, consumers tend to purchase lower-priced products, including conventional milk, coffee creamers and other private label products, which could reduce sales of our branded products. In addition, in periods of economic disparity and income inequality, certain of our customers may purchase lower-priced products as well as make purchases less frequently. The willingness of consumers to purchase our products will depend upon our ability to offer products providing the right consumer benefits at the right price. Further trade down to lower priced products could adversely affect our sales and the profit margin for our branded products.
This industry shift to private label could be accelerated by the expansion of Aldi and the entry of Lidl in the U.S. market. If our products fail to compete successfully with other branded or private label offerings in the industry, demand for our products and our sales volumes could be negatively impacted.

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
August 8, 2017

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