Form 10-Q
period 2017-09-30
DEAN FOODS CO
filed 2017-11-08
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 3, 2017, the number of shares of the registrant's common stock outstanding was: 91,071,660.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$24,348	$17,980
Receivables, net of allowances of $5,669 and $5,118	673,468	669,200
Income tax receivable	360	5,578
Inventories	281,073	284,484
Deferred income taxes	—	37,504
Prepaid expenses and other current assets	37,174	43,884
Total current assets	1,016,423	1,058,630
Property, plant and equipment, net	1,091,429	1,163,851
Goodwill	167,535	154,112
Identifiable intangible and other assets, net	210,205	207,897
Deferred income taxes	21,119	21,737
Total	$2,506,711	$2,606,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$648,298	$706,981
Current portion of debt	142,883	140,806
Total current liabilities	791,181	847,787
Long-term debt, net	803,598	745,245
Deferred income taxes	96,485	126,009
Other long-term liabilities	211,029	276,630
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,004,209 and 90,586,741 shares issued and outstanding, with a par value of $0.01 per share	910	906
Additional paid-in capital	658,109	653,629
Retained earnings	30,129	45,654
Accumulated other comprehensive loss	(84,730)	(89,633)
Total stockholders’ equity	604,418	610,556
Total	$2,506,711	$2,606,227
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net sales	$1,937,620	$1,964,601	$5,860,028	$5,692,217
Cost of sales	1,495,880	1,475,826	4,488,783	4,206,121
Gross profit	441,740	488,775	1,371,245	1,486,096
Operating costs and expenses:
Selling and distribution	332,683	341,477	1,016,023	1,005,514
General and administrative	68,796	90,840	241,432	262,605
Amortization of intangibles	5,232	5,151	15,542	15,596
Facility closing and reorganization costs, net	7,844	9,297	22,947	9,063
Impairment of long-lived assets	24,970	—	24,970	—
Total operating costs and expenses	439,525	446,765	1,320,914	1,292,778
Operating income	2,215	42,010	50,331	193,318
Other (income) expense:
Interest expense	16,527	16,564	50,410	50,270
Other income, net	(662)	(1,178)	(2,423)	(4,385)
Total other expense	15,865	15,386	47,987	45,885
Income (loss) from continuing operations before income taxes	(13,650)	26,624	2,344	147,433
Income tax expense (benefit)	(3,677)	12,098	4,429	60,335
Income (loss) from continuing operations	(9,973)	14,526	(2,085)	87,098
Income from discontinued operations, net of tax	11,355	—	11,355	—
Net income	$1,382	$14,526	$9,270	$87,098
Average common shares:
Basic	90,939,101	90,423,466	90,844,613	91,076,741
Diluted	90,939,101	90,965,375	90,844,613	91,694,838
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.16	$(0.03)	$0.96
Income from discontinued operations	0.13	—	0.13	—
Net income	$0.02	$0.16	$0.10	$0.96
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.16	$(0.03)	$0.95
Income from discontinued operations	0.13	—	0.13	—
Net income	$0.02	$0.16	$0.10	$0.95
Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net income	$1,382	$14,526	$9,270	$87,098
Other comprehensive income (loss):
Cumulative translation adjustments	—	(521)	—	(1,576)
Pension and other postretirement liability adjustment, net of tax	1,627	1,194	4,903	4,229
Other comprehensive income	1,627	673	4,903	2,653
Comprehensive income	$3,009	$15,199	$14,173	$89,751
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2017	90,586,741	$906	$653,629	$45,654	$(89,633)	$610,556
Issuance of common stock	417,468	4	(230)	—	—	(226)
Share-based compensation expense	—	—	4,710	—	—	4,710
Net income	—	—	—	9,270	—	9,270
Dividends	—	—	—	(24,795)	—	(24,795)
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $3,096	—	—	—	—	4,903	4,903
Balance, September 30, 2017	91,004,209	$910	$658,109	$30,129	$(84,730)	$604,418
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
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30
	2017	2016
Cash flows from operating activities:
Net income	$9,270	$87,098
Income from discontinued operations, net of tax	(11,355)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,667	132,737
Share-based compensation expense	7,561	20,723
Loss on divestitures and other, net	3,039	1,166
Impairment of long-lived assets	24,970	—
Write-off of financing costs	1,080	—
Deferred income taxes	3,227	12,532
Other, net	5,897	276
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	(3,248)	25,947
Inventories	9,704	3,406
Prepaid expenses and other assets	5,421	10,902
Accounts payable and accrued expenses	(85,226)	(94,706)
Income taxes receivable	5,218	3,390
Litigation settlement	—	(18,853)
Contributions to company sponsored pension plans	(38,500)	—
Net cash provided by operating activities	66,725	184,618
Cash flows from investing activities:
Payments for property, plant and equipment	(61,384)	(81,305)
Payments for acquisitions, net of cash acquired	(21,596)	(157,321)
Proceeds from sale of fixed assets	3,112	13,742
Other investments	(11,000)	—
Net cash used in investing activities	(90,868)	(224,884)
Cash flows from financing activities:
Repayments of debt	(1,118)	(1,178)
Payments of financing costs	(1,767)	—
Proceeds from senior secured revolver	213,600	197,200
Payments for senior secured revolver	(209,900)	(197,200)
Proceeds from receivables securitization facility	1,690,000	525,000
Payments for receivables securitization facility	(1,635,000)	(465,000)
Repurchase of common stock	—	(25,000)
Cash dividends paid	(24,540)	(24,681)
Issuance of common stock, net of share repurchases for withholding taxes	(764)	(775)
Tax savings on share-based compensation	—	678
Net cash provided by financing activities	30,511	9,044
Effect of exchange rate changes on cash and cash equivalents	—	(1,354)
Change in cash and cash equivalents	6,368	(32,576)
Cash and cash equivalents, beginning of period	17,980	60,734
Cash and cash equivalents, end of period	$24,348	$28,158
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2017 and 2016
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
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 22, 2017. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and nine month periods ended September 30, 2017 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2016 Annual Report on Form 10-K.
Unless otherwise indicated, references in this report to “we,” “us,” “our” or "the Company" refer to Dean Foods Company and its subsidiaries, taken as a whole.
Recently Adopted Accounting Pronouncements
Accounting Standards Update ("ASU") No. 2016-09 — In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, the accounting for forfeitures, the classification of awards as either equity or liabilities, and the classification of certain share-based payment transactions on the statement of cash flows. We adopted this ASU effective January 1, 2017, and it has been applied in accordance with the transition methods specified in the guidance. As permitted by the standard, we have not changed our accounting policy for forfeitures of share-based awards and will continue estimating forfeitures when determining compensation cost to be recognized over the vesting period. The presentation of excess tax benefits of share-based awards on the statement of cash flows has been applied prospectively; therefore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. In addition, we are now recording on a prospective basis excess tax benefits and tax deficiencies related to share-based payments within the provision for income taxes on the statement of operations rather than on the consolidated balance sheet within additional paid-in capital.
ASU No. 2015-17 — In November 2015, the FASB issued ASU 2015-17, Income Taxes — Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Accounting Standards Codification ("ASC") Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. We adopted this ASU on a prospective basis effective January 1, 2017.
Recently Issued Accounting Pronouncements
Effective in 2018
ASU No. 2017-09 — In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance is intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1) The fair value (or calculated value or intrinsic value) of the modified award is the same as the fair value (or calculated value or intrinsic value) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. We do not intend to early adopt this ASU. We do not expect the adoption of ASU 2017-09 to have a material impact on our financial statements.
ASU No. 2017-07 — In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance is intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) are to be reported separately and outside a subtotal of operating income, if one is presented. Currently, we record all components of net periodic benefit cost on the same line item as the employees' respective compensation expense. Upon adoption of this standard we will be required to present net periodic cost for pension and postretirement benefits in accordance with the new guidance described above. See Note 11 to our unaudited Condensed Consolidated Financial Statements for further information on our pension and postretirement plans. For public companies, this guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The amendment should be applied on a retrospective basis. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We do not expect the adoption of ASU 2017-07 to have a material impact on our financial statements.
ASU No. 2017-03 — In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections and Investments — Equity Method and Joint Ventures: Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force ("EITF") Meetings. The new guidance is intended to provide clarity in relation to the disclosure of the impact that ASU 2014-09 and ASU 2016-02, which are described below, will have on our financial statements when adopted. The effective dates for this guidance are the same as the respective effective dates for ASU 2014-09 and ASU 2016-02. We do not expect the adoption of ASU 2017-03 to have a material impact on our financial statements.
ASU No. 2017-01 — In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. Early application of the amendments is allowed with certain restrictions. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial statements and will prospectively apply the guidance to applicable transactions.
ASU No. 2016-16 — In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 reduces complexity by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer (other than inventory) when the transfer occurs. The new guidance is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not expect the adoption of ASU 2016-16 to have a material impact on our financial statements.
ASU No. 2016-15 — In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial statements.
ASU No. 2016-01 — In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 supersedes existing guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this amended guidance. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. Early application of certain amendments in this standard to financial statements of fiscal years and interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. Except for the early application of certain amendments discussed above, early adoption of the standard is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our financial statements.
ASU No. 2014-09 — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. Additionally, the new standard requires enhanced disclosures, including information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for ASU 2014-09.

We are currently evaluating the overall impact this guidance will have on our consolidated financial statements. We have formed a steering committee comprised of subject matter experts within the Company to help assess the impact the new revenue recognition standard may have on current accounting practices. In particular, we are evaluating the impact the new guidance may have on the classification of bulk cream sales, which are currently presented as a reduction to cost of sales within our unaudited Condensed Consolidated Statements of Operations as we believe this presentation allows us to report our true cost of fluid milk production. Additionally, we have evaluated the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products, such as scan-based trading, product rebates and other pricing allowances, product returns, trade promotions, sales broker commissions, and slotting fees and have formulated preliminary conclusions related to these practices. The steering committee is in the process of gathering and evaluating quantitative and qualitative information with respect to these matters, which will assist in informing our conclusions. Our assessment is ongoing and no final determinations have been made at this time.
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
Effective in 2019
ASU No. 2017-12 — In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The new guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of this guidance. We do not intend to early adopt this ASU. We do not currently expect the adoption of ASU 2017-12 to have a material impact on our financial statements as our derivative instruments are not designated as cash flow or fair value hedges under Topic 815. See Note 7 to our unaudited Condensed Consolidated Financial Statements for further information on our derivative instruments.
ASU No. 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in ASC Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be adopted using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. We do not intend to early adopt this ASU. We anticipate the impact of this standard to be significant to our Consolidated Balance Sheet due to the amount of our lease commitments. See Note 17 to the Consolidated Financial Statements contained in our 2016 Annual Report on Form 10-K for further information regarding these commitments. We are currently evaluating the other impacts that ASU 2016-02 will have on our consolidated financial statements.
Effective in 2020
ASU No. 2017-04 — In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds a reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. For public companies, this guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not intend to early adopt this ASU. We do not expect the adoption of ASU 2017-04 to have a material impact on our financial statements.

2. Acquisitions and Discontinued Operations
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
The acquisition was funded through a combination of cash on hand and borrowings under our receivables securitization facility. The values reflected above may change as we finalize our assessment of the acquired assets and liabilities. A change in these valuations may also impact the income tax related accounts and goodwill. We expect to finalize our fair value assessment by the end of 2017. The pro forma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. Uncle Matt's results of operations have been included in our Consolidated Statements of Operations from the date of acquisition.
Discontinued Operations
Whitewave — During the three and nine months ended September 30, 2017, we recognized net gains from discontinued operations of $11.4 million due to the lapse of a statute of limitation related to an unrecognized tax benefit previously established as a direct result of the spin-off of the WhiteWave Foods Company, which was completed on May 23, 2013.
3. Investments in Unconsolidated Affiliates
Organic Valley Fresh Joint Venture — In the third quarter of 2017, we commenced the operations of our previously announced 50/50 strategic joint venture with Cooperative Regions of Organic Producer Pools (“CROPP”), an independent farmer cooperative that distributes organic milk and other organic dairy products under the Organic Valley® brand. The joint venture, called Organic Valley Fresh, combines our processing plants and refrigerated DSD system with CROPP's portfolio of recognized brands and products, marketing expertise, and access to an organic milk supply from America's largest cooperative of organic dairy farmers to bring the Organic Valley® brand to retailers. We and CROPP each made a capital contribution of $2.0 million to the joint venture during the third quarter of 2017.
We have concluded that the Company is not the primary beneficiary of the Organic Valley Fresh joint venture; therefore, the financial results of the joint venture have not been consolidated in our consolidated financial statements. We are accounting for this investment under the equity method of accounting. The earnings of the joint venture in the third quarter of 2017 are not material to our consolidated financial statements.
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
4. Inventories
Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Raw materials and supplies	$106,823	$110,095
Finished goods	174,250	174,389
Total	$281,073	$284,484

5. Goodwill and Intangible Assets
As of September 30, 2017, the gross carrying value of goodwill was $2.24 billion and accumulated goodwill impairment was $2.08 billion. We recorded a goodwill impairment charge of $2.08 billion in 2011 with no goodwill impairment charges in subsequent years.
The changes in the net carrying amounts of goodwill as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

Balance at December 31, 2016	$154,112
Acquisitions (Note 2)	13,423
Balance at September 30, 2017	$167,535
The net carrying amounts of our intangible assets other than goodwill as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017				December 31, 2016
	Acquisition Costs(1)	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$58,600	$—	$—	$58,600	$52,000	$—	$—	$52,000
Intangible assets with finite lives:
Customer-related and other	80,685	—	(40,336)	40,349	78,925	—	(37,050)	41,875
Trademarks	230,709	(109,910)	(54,081)	66,718	229,777	(109,910)	(41,824)	78,043
Total	$369,994	$(109,910)	$(94,417)	$165,667	$360,702	$(109,910)	$(78,874)	$171,918

(1)
The increase in the gross amount of intangible assets from December 31, 2016 to September 30, 2017 is related in part to an indefinite-lived trademark of $6.6 million and a finite-lived customer-related intangible of $1.8 million we recorded as a part of the Uncle Matt's acquisition. See Note 2. Additionally, we acquired a finite-lived trademark of a regional artisan ice cream brand for $0.9 million during the period.

Our finite-lived trademarks will be amortized on a straight-line basis over their remaining useful lives, which range from approximately 3 to 9 years, with a weighted-average remaining useful life of approximately 6 years. Amortization expense on intangible assets for each of the three months ended September 30, 2017 and 2016 was $5.2 million. Amortization expense on intangible assets for the nine months ended September 30, 2017 and 2016 was $15.5 million and $15.6 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.
Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2017	$20.7
2018	20.3
2019	20.3
2020	12.2
2021	10.5

6. Debt
Our long-term debt as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017			December 31, 2016
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured revolving credit facility	$12,800	3.06	% *	$9,100	2.94	% *
Senior notes due 2023	700,000	6.50		700,000	6.50
	712,800			709,100
Subsidiary debt obligations:
Senior notes due 2017	142,000	6.90		142,000	6.90
Receivables securitization facility	95,000	2.21	*	40,000	1.87	*
Capital lease and other	2,862	—		3,980	—
	239,862			185,980
Subtotal	952,662			895,080
Unamortized discounts and debt issuance costs	(6,181)			(9,029)
Total debt	946,481			886,051
Less current portion	(142,883)			(140,806)
Total long-term portion	$803,598			$745,245
*    Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities at September 30, 2017 were as follows (in thousands):

2017	$142,171
2018	1,125
2019	1,174
2020	95,392
2021	—
Thereafter	712,800
Subtotal	952,662
Less unamortized discounts and debt issuance costs	(6,181)
Total debt	$946,481
Senior Secured Revolving Credit Facility — In March 2015, we entered into a credit agreement, as amended on January 4, 2017 and as described below (as amended, the "Credit Agreement"), pursuant to which the lenders provided us with a senior secured revolving credit facility in the amount of up to $450 million (the “Credit Facility”). Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the Credit Facility by up to $200 million, which we may request to be made available as either term loans or revolving loans, without the consent of any lenders not participating in such increase, subject to specified conditions. The Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans.
On January 4, 2017, we amended the Credit Agreement to, among other things, (i) extend the maturity date of the Credit Facility to January 4, 2022; (ii) modify the leverage ratio covenant to add a requirement that we comply with a maximum total net leverage ratio (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility) not to exceed 4.25 to 1.00 and to eliminate the maximum senior secured net leverage ratio requirement; (iii) modify the definition of “Consolidated EBITDA” to permit certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions; (iv) modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of September 30, 2017) based on our total net leverage ratio, or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.00% as of September 30, 2017) based on our total net leverage ratio; (v) modify certain negative covenants to provide additional flexibility for the incurrence of debt, the payment of dividends and the making of certain permitted acquisitions and other investments; (vi) eliminate and release all real property as collateral for loans under the Credit Facility; and (vii) provide the Company the ability to request that increases in the aggregate commitments under the Credit Facility be made available as either revolving loans or term loans.
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
At September 30, 2017, we had outstanding borrowings of $12.8 million under the Credit Facility. Our average daily balance under the Credit Facility during the nine months ended September 30, 2017 was $2.1 million. There were no letters of credit issued under the Credit Facility as of September 30, 2017.
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
Based on the monthly borrowing base formula, we had the ability to borrow up to the full $450.0 million commitment amount under the receivables securitization facility as of September 30, 2017. The total amount of receivables sold to these entities as of September 30, 2017 was $633.7 million. During the first nine months of 2017, we borrowed $1.7 billion and repaid $1.6 billion under the facility with a remaining balance of $95.0 million as of September 30, 2017. In addition to letters of credit in the aggregate amount of $109.7 million that were issued but undrawn, the remaining available borrowing capacity was $245.3 million at September 30, 2017. Our average daily balance under this facility during the nine months ended September 30, 2017 was $48.1 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
The carrying value under the 2023 Notes at September 30, 2017 was $694.1 million, net of unamortized debt issuance costs of $5.9 million.
Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series remains outstanding ($142 million aggregate principal amount) and matures on October 15, 2017. The carrying value under these notes at September 30, 2017 was $141.8 million, net of unamortized discounts of $0.2 million, at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.
On October 16, 2017 we repaid in full the $142 million outstanding aggregate principal amount of the senior notes, plus remaining accrued and unpaid interest of $4.9 million, with borrowings from our receivables securitization facility.

See Note 7 for information regarding the fair value of the 2023 Notes and the subsidiary senior notes due 2017 as of September 30, 2017.
Capital Lease Obligations and Other — Capital lease obligations of $2.9 million and $4.0 million as of September 30, 2017 and December 31, 2016, respectively, were primarily comprised of our leases for information technology equipment.
7. Derivative Financial Instruments and Fair Value Measurements
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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At September 30, 2017 and December 31, 2016, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In thousands)
Commodities contracts — current(1)	$1,410	$2,416	$800	$12
Commodities contracts — non-current(2)	—	—	10	—
Total derivatives	$1,410	$2,416	$810	$12

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 is as follows (in thousands):

	Fair Value as of September 30, 2017	Level 1	Level 2	Level 3
Asset — Commodities contracts	$1,410	$—	$1,410	$—
Liability — Commodities contracts	810	—	810	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 is as follows (in thousands):

	Fair Value as of December 31, 2016	Level 1	Level 2	Level 3
Asset — Commodities contracts	$2,416	$—	$2,416	$—
Liability — Commodities contracts	12	—	12	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair values of the 2023 Notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amounts and fair values of the 2023 Notes and subsidiary senior notes at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$710,500	$700,000	$736,750
Subsidiary senior notes due 2017	142,000	142,178	142,000	146,615
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$23	$—	$23	$—
Mutual funds	1,782	—	1,782	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$27	$—	$27	$—
Mutual funds	1,673	—	1,673	—

8. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March, June, and September of 2017 and 2016, totaling approximately $24.5 million and $24.7 million for the first nine months of 2017 and 2016, respectively. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) for the remainder of 2017. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three and nine months ended September 30, 2017. We made no share repurchases during the three months ended September 30, 2016, and we repurchased 1,371,185 shares for $25.0 million during the nine months ended September 30, 2016. As of September 30, 2017, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
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
The following table summarizes RSU activity during the nine months ended September 30, 2017:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2017	872,785	80,207	952,992
RSUs granted	420,144	45,528	465,672
Shares issued upon vesting of RSUs	(230,606)	(37,204)	(267,810)
RSUs canceled or forfeited(1)	(387,540)	(2,112)	(389,652)
RSUs outstanding at September 30, 2017	674,783	86,419	761,202
Weighted average grant date fair value	$17.76	$18.46	$17.84

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — Beginning in 2016, performance share units ("PSUs") were granted as part of our long-term incentive compensation program. PSUs will cliff vest and be settled in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the respective performance periods. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the awards that are expected to vest. The following table summarizes PSU activity during the nine months ended September 30, 2017:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	90,583	$19.13
Granted	159,102	18.82
Vested	—	—
Forfeited or canceled	(113,405)	19.22
Outstanding at September 30, 2017	136,280	$18.69
Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting date. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	1,361,062	$17.78
Granted	803,006	17.65
Converted/paid	(619,489)	16.47
Forfeited	(192,002)	13.40
Outstanding at September 30, 2017	1,352,577	$18.92
Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2017	2,038,829	$19.78
Forfeited and canceled	(1,041,100)	23.75
Exercised	(204,143)	11.13
Options outstanding and exercisable at September 30, 2017	793,586	$16.80	1.41	$140,013
We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2016 or 2017, nor do we currently plan to in the future. At September 30, 2017, there was no remaining unrecognized stock option expense related to unvested awards.

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In thousands)
RSUs	$2,084	$4,728	$4,738	$8,165
PSUs(1)	(1,604)	1,868	(2,155)	2,707
Phantom shares	422	2,330	4,978	9,851
Total	$902	$8,926	$7,561	$20,723

(1)
The net credit to PSU expense for the three months ended September 30, 2017 is primarily the result of lower expected performance (relative to the established performance metric) associated with the 2017 tranche of these awards. The net credit to PSU expense for the nine months ended September 30, 2017 reflects the impact of a mark-to-market adjustment with respect to PSUs granted to certain former executives which will be cash settled following the completion of the performance period based on our stock price.

9. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option and stock unit conversions were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2017 as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(9,973)	$14,526	$(2,085)	$87,098
Denominator:
Average common shares	90,939,101	90,423,466	90,844,613	91,076,741
Basic earnings (loss) per share from continuing operations	$(0.11)	$0.16	$(0.03)	$0.96
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(9,973)	$14,526	$(2,085)	$87,098
Denominator:
Average common shares — basic	90,939,101	90,423,466	90,844,613	91,076,741
Stock option conversion(1)	—	225,789	—	246,096
RSUs and PSUs(2)	—	316,120	—	372,001
Average common shares — diluted	90,939,101	90,965,375	90,844,613	91,694,838
Diluted earnings (loss) per share from continuing operations	$(0.11)	$0.16	$(0.03)	$0.95
(1) Anti-dilutive options excluded	1,211,592	1,184,449	1,492,474	1,292,766
(2) Anti-dilutive stock units excluded	1,068,640	4,410	1,010,675	1,481

10. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2017 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at June 30, 2017	$(81,576)	$(4,781)	$(86,357)
Other comprehensive income before reclassifications	3,276	—	3,276
Amounts reclassified from accumulated other comprehensive loss(1)	(1,649)	—	(1,649)
Net current-period other comprehensive income	1,627	—	1,627
Balance at September 30, 2017	$(79,949)	$(4,781)	$(84,730)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 11.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2016 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at June 30, 2016	$(80,244)	$(3,579)	$(83,823)
Other comprehensive income (loss) before reclassifications	2,658	(521)	2,137
Amounts reclassified from accumulated other comprehensive loss(1)	(1,464)	—	(1,464)
Net current-period other comprehensive income (loss)	1,194	(521)	673
Balance at September 30, 2016	$(79,050)	$(4,100)	$(83,150)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 11.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the nine months ended September 30, 2017 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(84,852)	$(4,781)	$(89,633)
Other comprehensive income before reclassifications	9,845	—	9,845
Amounts reclassified from accumulated other comprehensive loss(1)	(4,942)	—	(4,942)
Net current-period other comprehensive income	4,903	—	4,903
Balance at September 30, 2017	$(79,949)	$(4,781)	$(84,730)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 11.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the nine months ended September 30, 2016 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(83,279)	$(2,524)	$(85,803)
Other comprehensive income (loss) before reclassifications	8,622	(1,576)	7,046
Amounts reclassified from accumulated other comprehensive loss(1)	(4,393)	—	(4,393)
Net current-period other comprehensive income (loss)	4,229	(1,576)	2,653
Balance at September 30, 2016	$(79,050)	$(4,100)	$(83,150)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 11.

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$752	$793	$2,256	$2,379
Interest cost	2,927	3,043	8,781	9,129
Expected return on plan assets	(4,758)	(4,633)	(14,274)	(13,899)
Amortizations:
Prior service cost	176	214	528	642
Unrecognized net loss	2,581	2,206	7,743	6,618
Net periodic benefit cost	$1,678	$1,623	$5,034	$4,869
On April 3, 2017, we made a discretionary contribution of $38.5 million to our company-sponsored pension plans.
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$146	$160	$438	$480
Interest cost	240	271	720	813
Amortizations:
Prior service cost	23	23	69	69
Unrecognized net gain	(114)	(61)	(342)	(183)
Net periodic benefit cost	$295	$393	$885	$1,179
12. Asset Impairment Charges and Facility Closing and Reorganization Costs
Asset Impairment Charges
We evaluate our finite-lived intangible and long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment, the planned closure of a facility, or deteriorations in operating cash flows. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.
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

The results of our analysis indicated an impairment of our property, plant and equipment at three of our production facilities totaling $25.0 million. The impairments were the result of declines in operating cash flows at these facilities on both a historical and forecasted basis. These charges were recorded during the three months ended September 30, 2017.
The results of our analysis indicated no impairment of our property, plant and equipment, outside of facility closing and reorganization costs, for the three and nine months ended September 30, 2016.
We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization strategies are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In thousands)
Closure of facilities, net(1)	$3,048	$9,297	$10,737	$9,063
Organizational Effectiveness(2)	4,796	—	12,210	—
Facility closing and reorganization costs, net	$7,844	$9,297	$22,947	$9,063

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2017 and 2016. These charges are primarily related to facility closures in Richmond, Virginia; Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Riverside, California; Delta, Colorado; Denver, Colorado; Springfield, Virginia; Buena Park, California; and Sheboygan, Wisconsin, as well as other approved closures. We have incurred net charges to date of $60.4 million related to these facility closures through September 30, 2017. We expect to incur additional charges related to these facility closures of approximately $4.1 million related to shutdown, contract termination and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

(2)
During 2017, we initiated a company-wide, multi-phase organizational effectiveness assessment to better align each key function of the Company with our strategic plan. This initiative has resulted in headcount reductions due to changes to our organizational structure, and the charges shown in the table above are primarily comprised of severance benefits and other employee-related costs associated with these organizational changes. Efforts with respect to our organizational effectiveness initiative are ongoing and we expect that we will incur additional costs in the coming months associated with the approval and implementation of additional phases of the plan; however, as specific details of these phases have not been finalized and approved, future costs are not yet estimable.

Activity with respect to facility closing and reorganization costs during the nine months ended September 30, 2017 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2016	Charges and Adjustments	Payments	Accrued Charges at September 30, 2017
	(In thousands)
Cash charges:
Workforce reduction costs	$3,610	$14,034	$(6,949)	$10,695
Shutdown costs	—	2,974	(2,974)	—
Lease obligations after shutdown	3,932	921	(1,908)	2,945
Other	—	275	(275)	—
Subtotal	$7,542	18,204	$(12,106)	$13,640
Other charges:
Write-down of assets(1)		4,668
Loss on sale of related assets		67
Other, net		8
Subtotal		4,743
Total		$22,947

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
14. Segment, Geographic and Customer Information
We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy and dairy case products. We operate 65 manufacturing facilities which are geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated DSD systems in the United States. Our Chief Executive Officer evaluates the performance of our business based on sales and operating income or loss before facility closing and reorganization costs, litigation settlements, impairments of long-lived assets, gains and losses on the sale of businesses and certain other non-recurring gains and losses.
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three and nine months ended September 30, 2017 and 2016. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 17.5% and 16.5% of our consolidated net sales in the three months ended September 30, 2017 and 2016, respectively, and accounted for approximately 17.2% and 16.4% of our consolidated net sales in the nine months ended September 30, 2017 and 2016, respectively.

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
Recent Developments
Management Changes
Chris Bellairs, our former Executive Vice President and Chief Financial Officer, departed the Company effective September 1, 2017. Scott K. Vopni, the Company's Senior Vice President, Finance and Chief Accounting Officer, was appointed interim Chief Financial Officer. Mr. Bellairs will receive compensation and benefits pursuant to the Company’s Amended and Restated Executive Severance Pay Plan.

Organic Valley Fresh Joint Venture
In the third quarter of 2017, we commenced the operations of our previously announced 50/50 strategic joint venture with Cooperative Regions of Organic Producer Pools (“CROPP”), an independent farmer cooperative that distributes organic milk and other organic dairy products under the Organic Valley® brand. The joint venture, called Organic Valley Fresh, combines our processing plants and refrigerated DSD system with CROPP's portfolio of recognized brands and products, marketing expertise, and access to an organic milk supply from America's largest cooperative of organic dairy farmers to bring the Organic Valley® brand to retailers. See Note 3 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our Organic Valley Fresh Joint Venture.
Uncle Matt's Organic Acquisition
On June 22, 2017, we completed the acquisition of Uncle Matt's Organic, Inc. ("Uncle Matt's"). Uncle Matt's is a leading organic juice company offering a wide range of organic juices, including probiotic-infused juices and fruit-infused waters. The total purchase price was $22.0 million, which was funded through a combination of cash on hand and borrowings under our receivables securitization facility. Uncle Matt's results of operations have been included in our Consolidated Statements of Operations from the date of acquisition.
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

	Three Months Ended September 30				Nine Months Ended September 30
	2017		2016		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,937.6	100.0%	$1,964.6	100.0%	$5,860.0	100.0%	$5,692.2	100.0%
Cost of sales	1,495.9	77.2	1,475.8	75.1	4,488.8	76.6	4,206.1	73.9
Gross profit(1)	441.7	22.8	488.8	24.9	1,371.2	23.4	1,486.1	26.1
Operating costs and expenses:
Selling and distribution	332.7	17.2	341.5	17.4	1,016.0	17.3	1,005.5	17.7
General and administrative	68.8	3.6	90.8	4.6	241.4	4.1	262.6	4.6
Amortization of intangibles	5.2	0.2	5.2	0.3	15.5	0.3	15.6	0.3
Facility closing and reorganization costs, net	7.8	0.4	9.3	0.5	22.9	0.4	9.1	0.2
Impairment of long-lived assets	25.0	1.3	—	—	25.0	0.4	—	—
Total operating costs and expenses	439.5	22.7	446.8	22.7	1,320.8	22.5	1,292.8	22.7
Operating income	$2.2	0.1%	$42.0	2.1%	$50.4	0.9%	$193.3	3.4%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2017 Compared to Quarter Ended September 30, 2016
Net Sales — The change in net sales was due to the following:

Three Months Ended September 30, 2017 vs. 2016
(In millions)
Volume	$(130.6)
Pricing and product mix changes	103.6
Total decrease	$(27.0)
Net sales decreased $27.0 million, or 1.4%, during the third quarter of 2017 as compared to the third quarter of 2016, primarily due to volume declines. In the third quarter of 2017, we experienced a total sales volume decline of 6.6% from year-ago levels. Volume declines across our fluid milk business, which accounted for approximately 76% of our total sales volume in the third quarter of 2017, represented an approximately 5.6% year-over-year decrease. Our total branded white milk volumes decreased 8.1% year-over-year and our flavored milk volumes decreased 1.9% year-over-year. Net sales decreases were partially offset by increased pricing, as a result of increases in dairy commodity costs from year-ago levels. On average, during the third quarter of 2017, the Class I price was 10.3% above prior-year levels.
We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization. However, we continue to balance our product pricing with the execution of our strategy to improve net price realization and, in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2017 compared to the third quarter of 2016:

	Three Months Ended September 30*
	2017	2016	% Change
Class I mover(1)	$16.67	$15.11	10.3%
Class I raw skim milk mover(1)(2)	6.73	6.63	1.5
Class I butterfat mover(2)(3)	2.91	2.49	16.9
Class II raw skim milk minimum(1)(4)	7.23	6.59	9.7
Class II butterfat minimum(3)(4)	2.94	2.47	19.0

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased 1.4% in the third quarter of 2017 as compared to the third quarter of 2016, primarily due to increased dairy commodity costs. The Class I price was 10.3% above prior-year levels.
Gross Profit — Our gross profit percentage decreased to 22.8% in the third quarter of 2017 as compared to 24.9% in the third quarter of 2016. This decrease was primarily due to higher input costs and overall volume declines discussed above.
Operating Costs and Expenses — Operating costs and expenses decreased $7.2 million, or 1.6%, in the third quarter of 2017 as compared to the third quarter of 2016. Significant changes to operating costs and expenses in the third quarter of 2017 as compared to the third quarter of 2016 include the following:

•
Selling and distribution costs decreased by $8.8 million during the third quarter of 2017 primarily due to lower salaries and wages associated with decreased headcount and decreased advertising costs, partially offset by higher freight costs compared to the prior period.

•	General and administrative costs decreased by $22.0 million during the third quarter of 2017 primarily due to lower incentive compensation and lower legal expenses compared to the prior period.

•	Facility closing and reorganization costs decreased by $1.5 million during the third quarter of 2017. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded impairment charges to our long-lived assets of $25.0 million during the third quarter of 2017. There were no impairment charges during the third quarter of 2016. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other expense increased $0.5 million during the third quarter of 2017 as compared to the third quarter of 2016. This increase in expense was primarily due to lower foreign currency exchange gains in the third quarter of 2017 as compared to the prior period.
Income Taxes — Income tax benefit was recorded at an effective rate of 26.9% for the third quarter of 2017 compared to a 45.4% effective tax rate for the third quarter of 2016. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the third quarter of 2017, our effective tax rate was impacted by the recognition of excess tax deficiencies related to share-based payments recorded in the provision for income taxes. Excluding the $1.4 million of excess tax deficiencies recorded, our effective tax rate for the third quarter of 2017 was 37.0%.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Sales — The change in net sales was due to the following:

Nine Months Ended September 30, 2017 vs. 2016
(In millions)
Volume	$(236.9)
Pricing and product mix changes	330.6
Acquisitions	74.1
Total increase	$167.8

Net sales increased $167.8 million, or 2.9%, during the first nine months of 2017 as compared to the first nine months of 2016, primarily due to increased pricing, as a result of increases in dairy commodity costs from year-ago levels. On average, during the first nine months of 2017, the Class I price was 14.2% above prior-year levels. Additionally, volumes associated with the Friendly's acquisition contributed $129.7 million to net sales in the first nine months of 2017 as compared to $55.6 million in the first nine months of 2016. The Friendly's acquisition closed on June 20, 2016 and net sales in the first nine months of 2016 reflect 103 days of Friendly's operations. Net sales increases were partially offset by a 3.5% total sales volume decline from year-ago levels. Volume declines across our fluid milk business, which accounted for approximately 77% of our total sales volume in first nine months of 2017, represented an approximately 3.6% year-over-year decrease. Our total branded white milk volumes decreased 6.1% year-over-year. These decreases were partially offset by a 1.4% year-over-year increase in our flavored milk volumes.
The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2017 in comparison to the first nine months of 2016:

	Nine Months Ended September 30*
	2017	2016	% Change
Class I mover(1)	$16.41	$14.37	14.2%
Class I raw skim milk mover(1)(2)	7.65	6.07	26.0
Class I butterfat mover(2)(3)	2.58	2.43	6.2
Class II raw skim milk minimum(1)(4)	7.34	6.20	18.4
Class II butterfat minimum(3)(4)	2.64	2.36	11.9

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
Cost of Sales — Cost of sales increased 6.7% in the first nine months of 2017 as compared to the first nine months of 2016, primarily due to increased dairy commodity costs. The Class I price was 14.2% above prior-year levels.
Gross Profit — Our gross profit percentage decreased to 23.4% for the first nine months of 2017 as compared to 26.1% for the first nine months of 2016. This decrease was primarily due to higher input costs and overall volume declines discussed above.

Operating Costs and Expenses — Operating costs and expenses increased $28.1 million, or 2.2%, in the first nine months of 2017 as compared to the first nine months of 2016. Significant changes to operating costs and expenses in the first nine months of 2017 as compared to the first nine months of 2016 include the following:

•
Selling and distribution costs increased by $10.5 million during the first nine months of 2017 primarily due to higher freight, insurance, and external commissions costs, partially offset by decreased incentive compensation and advertising costs.

•
General and administrative costs decreased by $21.2 million in the first nine months of 2017 in comparison to the prior period. General and administrative costs in the first nine months of 2016 of $262.6 million included severance charges of $10.1 million related to the announcement of our CEO succession plan and acquisition-related expenses of $4.4 million related to the June 2016 acquisition of Friendly's. General and administrative costs of $241.4 million in the first nine months of 2017 were impacted by lower incentive compensation in comparison to the prior year. These decreases were partially offset by litigation settlements reached in the first quarter of 2017 and the related legal expenses.

•
Facility closing and reorganization costs increased by $13.9 million during the first nine months of 2017 primarily due to costs associated with the implementation of our organizational structure change and asset write-downs and other charges associated with announced facilities closures. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded impairment charges to our long-lived assets of $25.0 million during the first nine months of 2017. There were no impairment charges during the first nine months of 2016. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other expense increased $2.1 million during the first nine months of 2017 as compared to the first nine months of 2016. This increase in expense was primarily due to lower foreign currency exchange gains in the first nine months of 2017 as compared to the prior period.
Income Taxes — Income tax expense was recorded at an effective rate of 189.0% for the first nine months of 2017 compared to a 40.9% effective tax rate for the first nine months of 2016. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first nine months of 2017, our effective tax rate was impacted by state law changes and the adoption of Accounting Standards Update ("ASU") 2016-09 which requires excess tax benefits and tax deficiencies related to share-based payments to be recorded in the provision for income taxes. Excluding the $0.8 million of tax expense related to state law changes and $2.7 million of tax expense recorded because of the adoption of ASU 2016-09, our effective tax rate for the first nine months of 2017 was 39.3%.
Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our $450 million senior secured revolving credit facility and our $450 million receivables securitization facility, together will provide sufficient liquidity to allow us to meet our cash requirements for at least the next twelve months. Our anticipated uses of cash for the remainder of 2017 include capital expenditures; working capital; debt repayment; financial obligations, including tax payments; dividend payments; and certain other costs that may be necessary to execute our strategic initiatives and invest to grow our business. We are also authorized to repurchase shares of our common stock pursuant to a stock repurchase program authorized by our Board of Directors. Additionally, on an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
As of September 30, 2017, we had total cash on hand of $24.3 million, of which $12.1 million was attributable to our foreign operations. We are evaluating strategies and alternatives with respect to the cash attributable to our foreign operations.
At September 30, 2017, we had $952.7 million of long-term debt obligations, excluding unamortized discounts and debt issuance costs of $6.2 million, and $682.5 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award.

Quarterly dividends of $0.09 per share were paid in March, June, and September of 2017 and 2016, totaling approximately $24.5 million and $24.7 million for the first nine months of 2017 and 2016, respectively. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) for the remainder of 2017. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 8 to our unaudited Condensed Consolidated Financial Statements.
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
Loans outstanding under the Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of September 30, 2017) based on our total net leverage ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.00% as of September 30, 2017) based on our total net leverage ratio.
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
At September 30, 2017, we had outstanding borrowings of $12.8 million under the Credit Facility. Our average daily balance under the Credit Facility during the nine months ended September 30, 2017 was $2.1 million. There were no letters of credit issued under the Credit Facility as of September 30, 2017.
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
Based on the monthly borrowing base formula, we had the ability to borrow up to the full $450.0 million commitment amount under the receivables securitization facility as of September 30, 2017. The total amount of receivables sold to these entities as of September 30, 2017 was $633.7 million. During the first nine months of 2017, we borrowed $1.7 billion and repaid $1.6 billion under the facility with a remaining balance of $95.0 million as of September 30, 2017. In addition to letters of credit in the aggregate amount of $109.7 million that were issued but undrawn, the remaining available borrowing capacity was $245.3 million at September 30, 2017. Our average daily balance under this facility during the nine months ended September 30, 2017 was $48.1 million.
At November 3, 2017, we had $195.0 million of outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $109.7 million that were issued but undrawn.
Covenant Compliance — As of September 30, 2017, we were in compliance with all covenants under our credit agreements. The following describes our financial covenants pursuant to our current credit agreements.
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
The carrying value under the 2023 Notes at September 30, 2017 was $694.1 million, net of unamortized debt issuance costs of $5.9 million.
Subsidiary Senior Notes due 2017 — Legacy Dean had $142 million aggregate principal amount of senior notes, which matured on October 15, 2017. The carrying value under these notes at September 30, 2017 was $141.8 million, net of unamortized discounts of $0.2 million, at 6.90% interest. On October 16, 2017 we repaid in full the $142 million outstanding aggregate principal amount of the senior notes, plus remaining accrued and unpaid interest of $4.9 million, with borrowings from our receivables securitization facility.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30
	2017	2016	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$66,725	$184,618	$(117,893)
Investing activities	(90,868)	(224,884)	134,016
Financing activities	30,511	9,044	21,467
Effect of exchange rate changes on cash and cash equivalents	—	(1,354)	1,354
Net increase (decrease) in cash and cash equivalents	$6,368	$(32,576)	$38,944
Operating Activities
Net cash provided by operating activities decreased by $117.9 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily attributable to lower operating income and a discretionary pension contribution of $38.5 million to our company-sponsored pension plans in the first nine months of 2017. Additionally, operating cash flows in the nine months ended September 30, 2017 were negatively impacted by an increased working capital investment, which was primarily driven by a longer cash conversion cycle in comparison to the prior period.
Investing Activities
Net cash used in investing activities decreased by $134.0 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This decrease was primarily attributable to $157.3 million of cash paid for the Friendly's acquisition during second quarter of 2016, as compared to the purchase price, net of cash acquired, of $21.6 million paid for the Uncle Matt's acquisition, which closed in the second quarter of 2017. This decrease was partially offset by other investments of $11.0 million made during the nine months ended September 30, 2017.

Financing Activities
Net cash provided by financing activities increased by $21.5 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily attributable to share repurchase activity under our stock repurchase program. There were no share repurchases made in the first nine months of 2017 in comparison to $25.0 million of share repurchases made in the first nine months of 2016.
Contractual Obligations
As of September 30, 2017, there were no material changes outside the ordinary course of business to our contractual obligations as reported in our 2016 Annual Report on Form 10-K, except as reflected in the table below:

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Receivables securitization facility(1)	$95.0	$—	$—	$—	$95.0	$—	$—
Credit Facility(1)	12.8	—	—	—	—	—	12.8
Interest payments(2)	329.0	61.0	52.1	52.1	47.8	47.7	68.3
Total	$436.8	$61.0	$52.1	$52.1	$142.8	$47.7	$81.1

(1)
Represents amounts outstanding under our receivables securitization facility and Credit Facility at September 30, 2017. On January 4, 2017, we amended our receivables purchase agreement to extend the maturity date to January 4, 2020, and we amended our Credit Agreement to extend the maturity date to January 4, 2022. See Note 6 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the January 4, 2017 amendments to the receivables purchase agreement and the Credit Agreement.

(2)
Includes fixed rate interest obligations and interest on variable rate debt based on the outstanding balances and interest rates in effect at September 30, 2017. Interest that may be due in the future on variable rate borrowings under the Credit Facility and receivables securitization facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. On January 4, 2017, we amended the purchase agreement governing the receivables securitization facility to modify certain pricing terms such that advances outstanding under the receivables securitization facility will bear interest between 0.90% and 1.05%, and the Company will pay an unused fee between 0.40% and 0.55% on undrawn amounts, in each case based on the Company's total net leverage ratio. On January 4, 2017, we amended the Credit Agreement to modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% based on our total net leverage ratio, or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% based on our total net leverage ratio. See Note 6 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the January 4, 2017 amendments to the receivables purchase agreement and the Credit Agreement.

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
See Note 13 to our unaudited Condensed Consolidated Financial Statements.
Future Capital Requirements
During 2017, we intend to invest a total of approximately $105 million to $115 million in capital expenditures, primarily for our existing manufacturing facilities and in support of our strategic initiatives. For 2017, we expect cash interest to be approximately $60 million based upon current debt levels and projected forward interest rates under our Credit Facility and receivables securitization facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $5 million.
On an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. We have also instituted a cash dividend policy and may repurchase shares of our common stock.
Known Trends and Uncertainties
Competitive Environment and Volume Performance
The fluid milk industry remains highly competitive, and we are currently navigating a number of challenging dynamics across our channel, customer, and product mix. Volume softness continues to weigh on the broader food category, and although retailers continue to invest in private label milk, they are seeing declines in private label volume growth despite a retailer margin over milk that contracted to a historic low in September of 2017. We also continue to face pricing pressures from industry consolidation, large-format and vertical retailers, discounters, and dairy cooperatives and other processors. These factors have created a challenging environment for our company's volume performance.
In the third quarter of 2017, our total sales volumes declined 6.6% from year-ago levels. Our total branded white milk volumes, which include DairyPure® and our other brands, decreased 8.1% year-over-year driven predominantly by volume reductions in the drug store channel, consistent with the overall category in that channel. Our third quarter ice cream volumes declined 6.2% on a year-over-year basis, versus an approximately 2% decline in category. Our ice cream volume performance fell short of our expectations, due to a combination of the overall category decline, consumer trends towards premium products and an internal reduction in promotional activities.
We believe the overall retail landscape continues to be challenging, with several factors beyond our control continuing to impact our earnings progression. The downward trend in fluid milk category sales has continued during the first nine months of 2017. Fluid milk sales data published by the USDA through August 2017 shows a quarter-to-date fluid milk category sales volume decline of 2.2% on a year-over-year basis. As a result of our volume performance, our share of the fluid milk category decreased by 50 basis points in the third quarter of 2017 versus the second quarter of 2017.
In consideration of the factors described above, we expect total fourth quarter 2017 volume declines on a year-over-year basis to be comparable to the year-over-year volume declines experienced in the third quarter of 2017.
We believe that maintaining a competitive cost structure is crucial to the ongoing success of our organization, particularly in view of the competitive environment and volume pressures we are currently facing. During the first nine months of 2017, we re-engineered our commercial function, with a focus on increasing the effectiveness and efficiency of our sales force, and we identified savings related to our general and administrative expenses. We have built implementation plans for these work streams and are currently in the execution phase. In total, we are targeting $40 million to $50 million of annual cost savings with respect to our selling, general and administrative expenses. We believe that we are on track to deliver these savings, with the majority of the benefit estimated to be realized in 2018. In addition, we are in the preliminary phases of partnering with a leading consulting firm to develop a comprehensive, integrated, enterprise-wide cost productivity initiative to reset our cost structure which we expect to deliver significant cost savings to our business.
While we remain committed to our cost productivity agenda, inflation, soft volumes, the continued shift to private label and competitive pricing pressures have negated, and will likely continue to negate, some of the impact of our ongoing cost saving efforts. Depending on the extent of the decline in our financial results and our financial and cash flow projections, we may incur tangible or intangible asset impairment charges in future periods.
Additionally, in March 2016, Wal-Mart Stores, Inc. announced that it plans to build a dairy processing plant in Indiana to supply certain Wal-Mart and Sam's Club stores located in the Midwest. Dialogue with Wal-Mart is ongoing, and we have received preliminary information from Wal-Mart regarding the timing and phasing of the transfer of volume into the plant. We are using this data to establish time frames around our network optimization plans. We expect to lose approximately 90 million to 95 million gallons of private label fluid milk volume in 2018 and 2019, and we are actively taking steps to optimize our network to mitigate the impact of volume losses in the affected region when they occur. However, given the volume degradation we have experienced this year, which is expected to continue through the balance of 2017, we may be unable to sufficiently reduce our costs in time to mitigate the negative financial impact of the Wal-Mart volume loss in 2018. As previously disclosed, we expect to continue to supply Wal-Mart's private label milk for other Wal-Mart stores across the United States pursuant to our existing agreements.
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
Prices for conventional raw milk in the third quarter of 2017 were approximately 10% higher than year-ago levels and increased approximately 7% sequentially from the second quarter of 2017. We expect raw milk costs to remain relatively flat on a sequential basis in the fourth quarter of 2017 (an approximately 2% increase year-over-year). Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
Fuel, Freight and Resin Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices.
With respect to the recent hurricanes in Florida and Texas, we incurred incremental logistics costs in the third quarter of 2017 to transport our products over longer distances from other production facilities within our network to continue serving our customers. Additionally as a result of the overall resin shortage within the industry, we also experienced cost increases consistent with the overall market. We expect the increase in fuel, freight and resin costs to continue at least for the remainder of 2017.
Tax Rate
Income tax expense was recorded at an effective rate of 189.0% in the first nine months of 2017 compared to a 40.9% effective tax rate in the first nine months of 2016. Our effective tax rate has increased in the first nine months of 2017 as a result of lower earnings during this period and the adoption of ASU 2016-09 as described in Note 1 to our unaudited Condensed Consolidated Financial Statements. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause our tax rate to change from historical rates.
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
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2017.
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
The highly competitive retail fluid milk and broader grocery industries are facing additional future uncertainties as a result of the rise of discount supermarket chains and Amazon.com, Inc.’s acquisition of Whole Foods Market. Discount supermarket chains such as Aldi, which has announced a large expansion of its stores in the U.S., and Lidl, which recently entered the U.S. market, create competitive pressure on retailers to lower prices. These developments may trigger significant changes in pricing competition, and the grocery industry, as well as consumer buying patterns, the effects and timing of which are currently unknown.
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
We are experiencing a continued shift from branded to private label products. Private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded competitors. Retailers have invested and may continue to invest in private label milk to drive foot traffic, which has been increasing the price gap between branded and private label milk. Despite recent retailer margin over milk at historic lows, private label volume growth has been declining. These factors have impacted and could continue to impact our volume and mix, which could adversely affect our profitability and growth.
Further, in periods of economic weakness, consumers tend to purchase lower-priced products, including conventional milk, coffee creamers and other private label products, which could reduce sales of our branded products. In addition, in periods of economic disparity and income inequality, certain of our customers may purchase lower-priced products as well as make purchases less frequently. The willingness of consumers to purchase our products will depend upon our ability to offer products providing the right consumer benefits at the right price. Further trade down to lower priced products could adversely affect our sales and the profit margin for our branded products.
This industry shift to private label could be accelerated by the expansion of Aldi and the entry of Lidl in the U.S. market. If our products fail to compete successfully with other branded or private label offerings in the industry, demand for our products and our sales volumes and profits margins could be negatively impacted.
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
Item 5. Other Information
Amendment and Restatement of Executive Severance Pay Plan
On November 8, 2017, the Board of Directors approved an amendment and restatement of the Dean Foods Amended and Restated Executive Severance Pay Plan (the “Executive Severance Plan”) to close eligibility to new participants in the plan on and after November 1, 2017. The Executive Severance Plan is filed as Exhibit 10.2 to this Form10-Q and incorporated herein by reference.
Amended and Restated Bylaws
On November 8, 2017, the Board of Directors of the Company approved amendments to the Company’s Amended and Restated Bylaws. The amendments reflect certain administrative changes to Sections 2(a) and 5 to remove references to a classified board of directors, which was phased out in 2015. The Amended and Restated Bylaws, effective November 8, 2017, is filed as Exhibit 3.1 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

3.1	Amended and Restated Bylaws (filed herewith).
10.1	Letter Agreement, dated June 9, 2017, between Dean Foods Company and David Bernard (filed herewith).
10.2	Dean Foods Company Amended and Restated Executive Severance Pay Plan (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

DEAN FOODS COMPANY

/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President – Finance, Chief Accounting Officer and Interim Chief Financial Officer
November 8, 2017