Form 10-Q
period 2018-03-31
DEAN FOODS CO
filed 2018-05-08
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 3, 2018, the number of shares of the registrant's common stock outstanding was: 91,345,078.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$28,125	$16,512
Receivables, net of allowances of $4,507 and $5,583	637,291	675,826
Income tax receivable	1,957	2,140
Inventories	287,234	278,063
Prepaid expenses and other current assets	37,829	47,338
Assets held for sale	9,687	—
Total current assets	1,002,123	1,019,879
Property, plant and equipment, net	1,056,036	1,094,064
Goodwill	167,387	167,535
Identifiable intangible and other assets, net	208,625	211,620
Deferred income taxes	10,543	10,731
Total	$2,444,714	$2,503,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$625,173	$671,070
Current portion of debt	1,137	1,125
Total current liabilities	626,310	672,195
Long-term debt, net	906,063	912,074
Deferred income taxes	61,009	60,018
Other long-term liabilities	200,972	203,595
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,332,327 and 91,123,759 shares issued and outstanding, with a par value of $0.01 per share	913	911
Additional paid-in capital	660,644	659,227
Retained earnings	82,436	74,219
Accumulated other comprehensive loss	(93,633)	(78,410)
Total stockholders’ equity	650,360	655,947
Total	$2,444,714	$2,503,829
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31
	2018	2017
Net sales	$1,980,507	$1,995,686
Cost of sales	1,532,004	1,533,467
Gross profit	448,503	462,219
Operating costs and expenses:
Selling and distribution	345,996	345,063
General and administrative	75,522	98,664
Amortization of intangibles	5,078	5,155
Facility closing and reorganization costs, net	8,462	9,286
Equity in (earnings) loss of unconsolidated affiliate	(1,900)	—
Total operating costs and expenses	433,158	458,168
Operating income	15,345	4,051
Other expense:
Interest expense	14,033	17,464
Other expense, net	470	143
Total other expense	14,503	17,607
Income (loss) before income taxes	842	(13,556)
Income tax expense (benefit)	1,107	(3,797)
Net loss	$(265)	$(9,759)
Average common shares:
Basic	91,192,013	90,709,802
Diluted	91,192,013	90,709,802
Basic income (loss) per common share:
Net loss	$—	$(0.11)
Diluted income (loss) per common share:
Net loss	$—	$(0.11)
Cash dividends declared per common share	$0.09	$0.09
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2018	2017
Net loss	$(265)	$(9,759)
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	1,624	1,644
Other comprehensive income	1,624	1,644
Reclassification of stranded tax effects related to the Tax Act(1)	(16,847)	—
Comprehensive loss	$(15,488)	$(8,115)

(1)
Refer to Note 1 - Recently Adopted Accounting Pronouncements within our Notes to unaudited Condensed Consolidated Financial Statements for additional details on the adoption of Accounting Standards Update ("ASU") No. 2018-02 during the first quarter of 2018.

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2018	91,123,759	$911	$659,227	$74,219	$(78,410)	$655,947
Issuance of common stock	208,568	2	(325)	—	—	(323)
Share-based compensation expense	—	—	1,742	—	—	1,742
Net loss	—	—	—	(265)	—	(265)
Dividends	—	—	—	(8,365)	—	(8,365)
Reclassification of stranded tax effects related to the Tax Act(1)	—	—	—	16,847	(16,847)	—
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $521	—	—	—	—	1,624	1,624
Balance, March 31, 2018	91,332,327	$913	$660,644	$82,436	$(93,633)	$650,360

(1)
Refer to Note 1 - Recently Adopted Accounting Pronouncements within our Notes to unaudited Condensed Consolidated Financial Statements for additional details on the adoption of ASU No. 2018-02 during the first quarter of 2018.

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock					Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	90,586,741	$906	$653,629	$45,654	$(89,633)	$610,556
Issuance of common stock	286,010	3	(1,224)	—	—	(1,221)
Share-based compensation expense	—	—	2,108	—	—	2,108
Net loss	—	—	—	(9,759)	—	(9,759)
Dividends	—	—	—	(8,301)	—	(8,301)
Other comprehensive income (loss):
Pension and other postretirement benefit liability adjustment, net of tax of $1,022	—	—	—	—	1,644	1,644
Balance, March 31, 2017	90,872,751	$909	$654,513	$27,594	$(87,989)	$595,027
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2018	2017
Cash flows from operating activities:
Net loss	$(265)	$(9,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,077	43,191
Share-based compensation expense	2,155	3,957
Loss on divestitures and other, net	1,091	1,161
Write-off of financing costs	—	1,080
Deferred income taxes	809	(4,757)
Other, net	(2,191)	4,525
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	38,535	22,552
Inventories	(9,171)	(6,424)
Prepaid expenses and other assets	9,048	6,632
Accounts payable and accrued expenses	(41,318)	(35,033)
Income taxes receivable	183	431
Net cash provided by operating activities	38,953	27,556
Cash flows from investing activities:
Payments for property, plant and equipment	(16,508)	(8,372)
Proceeds from sale of fixed assets	4,179	1,001
Net cash used in investing activities	(12,329)	(7,371)
Cash flows from financing activities:
Repayments of debt	(174)	(600)
Payments of financing costs	—	(1,709)
Proceeds from senior secured revolver	95,100	54,300
Payments for senior secured revolver	(91,200)	(59,000)
Proceeds from receivables securitization facility	665,000	535,000
Payments for receivables securitization facility	(675,000)	(525,000)
Cash dividends paid	(8,218)	(8,178)
Issuance of common stock, net of share repurchases for withholding taxes	(519)	(1,396)
Net cash used in financing activities	(15,011)	(6,583)
Increase in cash and cash equivalents	11,613	13,602
Cash and cash equivalents, beginning of period	16,512	17,980
Cash and cash equivalents, end of period	$28,125	$31,582
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017
(Unaudited)
1. General
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion.
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Friendly's®, Garelick Farms®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms®, Mayfield ®, McArthur®, Meadow Gold ®, Oak Farms®, PET ® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 national, regional and local dairy brands, as well as private labels. With our acquisition of Uncle Matt's Organic, Inc., which was completed on June 22, 2017, we now sell and distribute organic juice, probiotic-infused juices, and fruit-infused waters under the Uncle Matt's Organic® brand. Additionally, we are party to the Organic Valley Fresh joint venture which distributes organic milk under the Organic Valley® brand to retailers. Dean Foods also makes and distributes juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery ("DSD") systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of national brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 26, 2018. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three month periods ended March 31, 2018 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2017 Annual Report on Form 10-K.
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

To assess the potential impacts of the new revenue recognition standard on our consolidated financial statements and current accounting practices, we formed a steering committee comprised of subject matter experts within the Company to assist in the identification and evaluation of our significant revenue streams and other key activities impacting revenue recognition. In particular, we evaluated the impact of the new guidance on our classification of sales of excess raw materials, which primarily consist of bulk cream sales. Historically, we have presented the sale of excess raw materials as a reduction of cost of sales within our Consolidated Statements of Operations; however, upon further evaluation of these sales in connection with our implementation of the new revenue guidance, we have determined that it is appropriate to present these sales as revenue. Sales of excess raw materials included as a reduction to cost of sales were $171.0 million for the three months ended March 31, 2017. On a prospective basis, effective January 1, 2018, these sales are now reported within the net sales line of our unaudited Condensed Consolidated Statements of Operations.
Additionally, we evaluated the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products, such as scan-based trading, product rebates and other pricing allowances, product returns, trade promotions, sales broker commissions and slotting fees. Based on the results of our evaluation, our current accounting practices for these activities is consistent with the requirements under the new revenue guidance and therefore there were not any material changes to the nature, timing or amount of revenue recognition for these activities upon adoption of the new standard. Due to the nature of our business, minimal changes were made to our accounting and revenue policies, except with respect to the treatment of our sales of excess raw materials described above.
We adopted the new revenue standard on January 1, 2018 using the modified retrospective transition method. Under this method we have provided additional disclosures, including the amount by which each financial statement line item is affected in the current reporting period, as compared to the prior revenue recognition guidance. Additionally, we have provided a disaggregation of our revenue by source and product type and have also included certain qualitative information related to our revenue streams. See Note 2. The adoption of ASU 2014-09 did not materially impact our results of operations or financial position, except with respect to the change in classification of sales of excess raw materials.
The pro forma effect of the change in classification of sales of excess raw materials on our unaudited Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Pro Forma Results Assuming Retrospective Adoption of ASU 2014-09	Increase (Decrease) to Previously Reported Amounts
Net sales	$1,995,686	$2,166,689	$171,003
Cost of sales	1,533,561	1,704,564	171,003
Gross profit	462,125	462,125	—
An adjustment to opening retained earnings was not required as the change in classification of sales of excess raw materials illustrated in the table above did not result in a change to the earnings reported in prior periods.
ASU No. 2017-07 — In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance is intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) are to be reported separately and outside a subtotal of operating income, if one is presented. Previously, we recorded all components of net periodic benefit cost on the same line item as the employees' respective compensation expense. Upon adoption of this standard we are required to present net periodic cost for pension and postretirement benefits in accordance with the new guidance described above. See Note 12 for further information on our pension and postretirement plans. For public companies, this guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The amendment should be applied on a retrospective basis. Our adoption of this ASU on January 1, 2018 did not have a material impact on our financial statements.

The effect of the retrospective presentation change related to the net periodic cost for pension and postretirement benefits on our unaudited Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustment for Adoption of ASU 2017-07	As Revised
Cost of sales	$1,533,561	$(94)	$1,533,467
Gross profit	462,125	94	462,219
Selling and distribution	345,196	(133)	345,063
General and administrative	99,536	(872)	98,664
Total operating costs and expenses	459,173	(1,005)	458,168
Operating income	2,952	1,099	4,051
Other expense, net	(956)	1,099	143
ASU No. 2018-02 — In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the guidance allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We early adopted ASU 2018-02 effective January 1, 2018 and have applied the guidance as of the beginning of the period of adoption. Our accounting policy is to release the income tax effects from accumulated other comprehensive income when a pension or other postretirement benefit plan is liquidated or extinguished. As permitted under ASU 2018-02, we have elected to record a one-time reclassification for the stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings in the amount of $16.8 million on our unaudited Condensed Consolidated Balance Sheet during the first quarter of 2018. The only impact of stranded tax effects resulting from the Tax Act is with respect to our pension and other postretirement benefit plans.
Recently Issued Accounting Pronouncements
Effective in 2019
ASU No. 2017-12 — In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The new guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of this guidance. We do not intend to early adopt this ASU. We do not currently expect the adoption of ASU 2017-12 to have a material impact on our financial statements as our derivative instruments are not designated as cash flow or fair value hedges under Topic 815. See Note 8 for further information on our derivative instruments.
ASU No. 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in ASC Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be adopted using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. We do not intend to early adopt this ASU. To assess the impacts of the new lease standard on our financial statements and current accounting practices, we have formed a steering committee comprised of subject matter experts within the Company to assist with the assessment of contractual arrangements that may qualify as a lease under the new standard, gather lease data, assist with evaluating and implementing lease management technology solutions, and other key activities. At this time, we are in the process of finalizing our selection of a software vendor to provide a lease management technology solution. We anticipate the impact of this standard to be significant to our Consolidated Balance Sheet due to the amount of our lease commitments. See Note 18 to the Consolidated Financial Statements contained in our 2017 Annual Report on Form 10-K for further information regarding these commitments. We are currently evaluating the other impacts that ASU 2016-02 will have on our financial statements.

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
2. Revenue Recognition
Disaggregation of Net Sales
The following table presents a disaggregation of our net sales by product type and revenue source. We believe these categories most appropriately depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers.

	Three Months Ended
	March 31, 2018	March 31, 2017(1)
	(In thousands)
Fluid milk	$1,259,934	$1,416,656
Ice cream(2)	239,598	255,384
Fresh cream(3)	91,950	87,871
Extended shelf life and other dairy products(4)	45,242	48,138
Cultured	64,166	72,074
Other beverages(5)	70,344	74,934
Other(6)	32,304	27,224
Subtotal	1,803,538	1,982,281
Sales of excess raw materials(7)	151,802	—
Sales of other bulk commodities	25,167	13,405
Total net sales	$1,980,507	$1,995,686

(1)
Prior period amounts have not been restated as we have elected to adopt ASC 606 using the modified retrospective method. Sales of excess raw materials of $171.0 million were included as a reduction of cost of sales in our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.

(2)	Includes ice cream, ice cream mix and ice cream novelties.

(3)	Includes half-and-half and whipping creams.

(4)	Includes creamers and other extended shelf life fluids.

(5)	Includes fruit juice, fruit flavored drinks, iced tea and water.

(6)	Includes items for resale such as butter, cheese, eggs and milkshakes.

(7)
Historically, we presented sales of excess raw materials as a reduction of cost of sales within our Consolidated Statements of Operations; however, upon further evaluation of these sales in connection with our implementation of ASC 606, we have determined that it is appropriate to present these sales as revenue. Therefore, on a prospective basis, effective January 1, 2018, we began reporting these sales within the net sales line of our unaudited Condensed Consolidated Statements of Operations.

The following table presents a disaggregation of our net product sales between sales of Company-branded products versus sales of private label products:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Branded products	$892,126	$981,245
Private label products	911,412	1,001,036
Subtotal	1,803,538	1,982,281
Sales of excess raw materials	151,802	—
Sales of other bulk commodities	25,167	13,405
Total net sales	$1,980,507	$1,995,686
Revenue Recognition and Nature of Products and Services
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Revenue is recognized upon transfer of control of promised goods or services to our customers’ facility in an amount that reflects the consideration we expect to ultimately receive in exchange for those promised goods or services. Revenue is recognized net of allowances for product returns, trade promotions and prompt pay and other discounts.
The substantial majority of our revenue is derived from the sale of fluid milk, ice cream and other dairy products, which includes sales of both Company-branded products as well as private label products. In addition, we derive revenue from the sale of excess raw materials and the sale of other bulk commodities.
Our portfolio of products includes fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy and dairy case products. We sell these products under national, regional and local proprietary or licensed brands, or under private labels. Our sales of excess raw materials consist primarily of bulk cream sales. As a result of the purchase of raw milk, we obtain more butterfat than is needed in our production process. Excess butterfat is sold, primarily in the form of bulk cream, to third parties. Additionally, in certain cases we may be required to externally purchase bulk cream in order to fulfill minimum supply requirements for our customers. In these cases, we purchase bulk cream from other processors or suppliers and resell it to our customers to fulfill our contractual requirements with them.
In all cases, we recognize revenue upon delivery to our customers as we have determined that this is the point at which control is transferred, our performance obligation is complete, and we are entitled to consideration.
Contractual Arrangements with Customers
The majority of our sales are to retailers, warehouse clubs, distributors, foodservice outlets, educational institutions and governmental entities with whom we have contractual agreements. Our sales of excess raw materials and other bulk commodities are primarily to dairy cooperatives, dairy processors or other manufacturers for use as a raw ingredient in their respective manufacturing processes. Our customer contracts typically contain standard terms and conditions and a term sheet. In some cases, upon expiration, these arrangements may continue with the same terms and may not be formally renewed. Additionally, we have a number of informal sales arrangements with certain local and regional customers, which we consider to be contracts based on the criteria outlined in ASC 606. Payment terms and conditions vary by customer, but we generally provide credit terms to customers ranging up to 30 days; therefore, we have determined that our contracts do not include a significant financing component. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on our historical experience.
We have determined that we satisfy our performance obligations related to our customer contracts at a point in time, as opposed to over time, and, accordingly, revenue is recognized at a point in time across all of our revenue streams. Therefore, we do not have any contract balances with our customers recorded on our unaudited Condensed Consolidated Balance Sheets.

Sales Incentives and Other Promotional Programs
We routinely offer sales incentives and discounts through various regional and national programs to our customers and consumers. These programs include scan backs, product rebates, product returns, trade promotions and co-op advertising, product discounts, product coupons and amounts paid to customers for shelf space in retail stores. The expenses associated with these programs are accounted for as reductions to the transaction price of our products and are therefore recorded as reductions to gross sales.
Some of our sales incentives are recorded by estimating incentive costs or redemption rates based on our historical experience and expected levels of performance of the trade promotion or other program. We maintain liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are normally not material and are recognized in earnings in the period such differences are determined.
3. Acquisitions
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
We recorded goodwill of $13.3 million in connection with the acquisition, which consists of the excess of the net purchase price over the fair value of the net assets acquired. This goodwill represents the expected value attributable to our expansion into the organic juice category. The goodwill is not deductible for tax purposes.
The acquisition was funded through a combination of cash on hand and borrowings under our receivables securitization facility. The pro forma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. Uncle Matt's results of operations have been included in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition.
4. Investments in Unconsolidated Affiliates
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
We have concluded that Organic Valley Fresh is a variable interest entity, but we have determined that we are not the primary beneficiary of the Organic Valley Fresh joint venture because we do not have the power to direct the activities that most significantly affect the economic performance of the joint venture; therefore, the financial results of the joint venture have not been consolidated in our unaudited Condensed Consolidated Financial Statements. We are accounting for this investment under the equity method of accounting. Our equity in the earnings of the joint venture are included as a component of operating income as we have determined that the joint venture's operations are integral to, and an extension of, our business operations. Our equity in the earnings of the joint venture was $1.9 million for the three months ended March 31, 2018.
Good Karma — On May 4, 2017, we acquired a non-controlling interest in, and entered into a distribution agreement with, Good Karma Foods, Inc. (“Good Karma”), the leading producer of flax-based milk and yogurt products. This investment allows us to diversify our portfolio to include plant-based dairy alternatives and provides Good Karma the ability to more rapidly expand distribution across the U.S., as well as increase investments in brand building and product innovation. We are accounting for this investment under the equity method of accounting based upon our ability to exercise significant influence over the investee through our ownership interest and representation on Good Karma's board of directors. We expect to increase our ownership interest in Good Karma in 2018, subject to the achievement of specified performance criteria. Our equity in the earnings of this investment was not material to our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2018.

5. Inventories
Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Raw materials and supplies	$104,965	$106,814
Finished goods	182,269	171,249
Total	$287,234	$278,063
6. Goodwill and Intangible Assets
As of March 31, 2018, the gross carrying value of goodwill was $2.24 billion and accumulated goodwill impairment was $2.08 billion. We recorded a goodwill impairment charge of $2.08 billion in 2011 with no goodwill impairment charges in subsequent years.
The changes in the net carrying amounts of goodwill as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

Balance at December 31, 2017	$167,535
Acquisitions (Note 3)(1)	(148)
Balance at March 31, 2018	$167,387

(1)	The decrease in the net carrying amount of goodwill from December 31, 2017 to March 31, 2018 is related to the finalization of tax matters associated with the Uncle Matt's acquisition. See Note 3.
The net carrying amounts of our intangible assets other than goodwill as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018				December 31, 2017
	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$58,600	$—	$—	$58,600	$58,600	$—	$—	$58,600
Intangible assets with finite lives:
Customer-related and other	80,685	—	(42,368)	38,317	80,685	—	(41,398)	39,287
Trademarks	230,709	(109,910)	(62,297)	58,502	230,709	(109,910)	(58,189)	62,610
Total	$369,994	$(109,910)	$(104,665)	$155,419	$369,994	$(109,910)	$(99,587)	$160,497
Our finite-lived trademarks will be amortized on a straight-line basis over their remaining useful lives, which range from approximately 2 to 8 years, with a weighted-average remaining useful life of approximately 5 years. Amortization expense on intangible assets for the three months ended March 31, 2018 and 2017 was $5.1 million and $5.2 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.

Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2018	$20.3
2019	20.3
2020	12.2
2021	10.5
2022	7.8
7. Debt
Our long-term debt as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018			December 31, 2017
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured revolving credit facility	$15,100	3.68	% *	$11,200	3.33	% *
Senior notes due 2023	700,000	6.50		700,000	6.50
	715,100			711,200
Subsidiary debt obligations:
Receivables securitization facility	195,000	2.85	*	205,000	2.48	*
Capital lease and other	2,497	—		2,671	—
	197,497			207,671
Subtotal	912,597			918,871
Unamortized debt issuance costs	(5,397)			(5,672)
Total debt	907,200			913,199
Less current portion	(1,137)			(1,125)
Total long-term portion	$906,063			$912,074
*    Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities at March 31, 2018 were as follows (in thousands):

2018	$931
2019	1,174
2020	195,392
2021	—
2022	15,100
Thereafter	700,000
Subtotal	912,597
Less unamortized debt issuance costs	(5,397)
Total debt	$907,200
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

On January 4, 2017, we amended the Credit Agreement to, among other things, (i) extend the maturity date of the Credit Facility to January 4, 2022; (ii) modify the leverage ratio covenant to add a requirement that we comply with a maximum total net leverage ratio (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility) not to exceed 4.25 to 1.00 and to eliminate the maximum senior secured net leverage ratio requirement; (iii) modify the definition of “Consolidated EBITDA” to permit certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions; (iv) modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of March 31, 2018) based on our total net leverage ratio (as defined in the Credit Agreement), or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.00% as of March 31, 2018) based on our total net leverage ratio; (v) modify certain negative covenants to provide additional flexibility for the incurrence of debt, the payment of dividends and the making of certain permitted acquisitions and other investments; (vi) eliminate and release all real property as collateral for loans under the Credit Facility; and (vii) provide the Company the ability to request that increases in the aggregate commitments under the Credit Facility be made available as either revolving loans or term loans.
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
At March 31, 2018, we had outstanding borrowings of $15.1 million under the Credit Facility. Our average daily balance under the Credit Facility during the three months ended March 31, 2018, was $2.7 million. There were no letters of credit issued under the Credit Facility as of March 31, 2018.
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
Based on the monthly borrowing base formula, we had the ability to borrow up to the full $450.0 million commitment amount under the receivables securitization facility as of March 31, 2018. The total amount of receivables sold to these entities as of March 31, 2018 was $599.7 million. During the first three months of 2018, we borrowed $665.0 million and repaid $675.0 million under the facility with a remaining balance of $195.0 million as of March 31, 2018. In addition to letters of credit in the aggregate amount of $108.7 million that were issued but undrawn, the remaining available borrowing capacity was $146.3 million at March 31, 2018. Our average daily balance under this facility during the three months ended March 31, 2018 was $182.2 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
The 2023 Notes will mature on March 15, 2023, and bear interest at an annual rate of 6.50%. Interest on the 2023 Notes is payable semi-annually in arrears in March and September of each year.
We may, at our option, redeem all or a portion of the 2023 Notes at any time on or after March 15, 2018, at the applicable redemption prices specified in the indenture governing the 2023 Notes (the "Indenture"), plus any accrued and unpaid interest to, but excluding, the applicable redemption date. If we undergo certain kinds of changes of control, holders of the 2023 Notes have the right to require us to repurchase all or any portion of such holder’s 2023 Notes at 101% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the date of repurchase.
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
The carrying value under the 2023 Notes at March 31, 2018 was $694.6 million, net of unamortized debt issuance costs of $5.4 million.
See Note 8 for information regarding the fair value of the 2023 Notes as of March 31, 2018.
Capital Lease Obligations and Other — Capital lease obligations of $2.5 million and $2.7 million as of March 31, 2018 and December 31, 2017, respectively, were primarily comprised of our leases for information technology equipment.

8. Derivative Financial Instruments and Fair Value Measurements
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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At March 31, 2018 and December 31, 2017, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In thousands)
Commodities contracts — current(1)	$1,030	$1,431	$1,397	$1,829
Commodities contracts — non-current(2)	—	—	2	15
Total derivatives	$1,030	$1,431	$1,399	$1,844

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 is as follows (in thousands):

	Fair Value as of March 31, 2018	Level 1	Level 2	Level 3
Asset — Commodities contracts	$1,030	$—	$1,030	$—
Liability — Commodities contracts	1,399	—	1,399	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 is as follows (in thousands):

	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
Asset — Commodities contracts	$1,431	$—	$1,431	$—
Liability — Commodities contracts	1,844	—	1,844	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair value of the 2023 Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amount and fair value of the 2023 Notes at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$665,000	$700,000	$698,250
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$20	$—	$20	$—
Mutual funds	1,756	—	1,756	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$22	$—	$22	$—
Mutual funds	1,785	—	1,785	—

9. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March of 2018 and 2017, totaling approximately $8.2 million for each of the first three months of 2018 and 2017. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) for the remainder of 2018. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended March 31, 2018 and 2017. As of March 31, 2018, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
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
The following table summarizes RSU activity during the three months ended March 31, 2018:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2018	545,405	85,829	631,234
RSUs granted	693,850	95,669	789,519
Shares issued upon vesting of RSUs	(149,251)	(38,454)	(187,705)
RSUs canceled or forfeited(1)	(68,849)	(1,915)	(70,764)
RSUs outstanding at March 31, 2018	1,021,155	141,129	1,162,284
Weighted average grant date fair value	$11.63	$11.98	$11.67

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — In 2016, we began granting performance stock units ("PSUs") as a part of our long-term incentive compensation program. PSUs cliff vest and settle in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The PSUs are deemed granted in three separate one year tranches on the dates in which our Compensation Committee establishes the applicable annual performance goals. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the awards that are expected to vest. The fair value of the PSUs is remeasured at each reporting period. The following table summarizes PSU activity during the three months ended March 31, 2018:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	121,807	$18.62
Granted	286,887	8.78
Vested	—	—
Forfeited or canceled	(5,411)	14.98
Performance adjustment(1)	(85,795)	18.13
Outstanding at March 31, 2018	317,488	$9.92

(1)
Represents an adjustment to the 2017 tranche of the 2016 and 2017 PSU awards based on actual performance during the 2017 annual performance period in relation to the established performance goal for that period. The actual performance for the 2017 annual performance period was certified by the Compensation Committee of our Board of Directors in the first quarter of 2018.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting date. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,322,580	$18.26
Granted	1,541,303	8.79
Converted/paid	(567,118)	18.10
Forfeited	(118,438)	15.25
Outstanding at March 31, 2018	2,178,327	$11.77
Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2018	700,467	$17.21
Forfeited and canceled	(247,936)	21.20
Exercised	—	—
Options outstanding and exercisable at March 31, 2018	452,531	$15.02	1.58	$—
We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2017 or 2018, nor do we currently plan to in the future. At March 31, 2018, there was no remaining unrecognized stock option expense related to unvested awards.
Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
	(In thousands)
RSUs	$1,146	$1,608
PSUs	596	500
Phantom shares	413	1,849
Total	$2,155	$3,957
10. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option and stock unit conversions were not included in the computation of diluted loss per share for the three months ended March 31, 2018 and March 31, 2017 as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended March 31
	2018	2017
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Net loss	$(265)	$(9,759)
Denominator:
Average common shares	91,192,013	90,709,802
Basic loss per share	$—	$(0.11)
Diluted earnings (loss) per share computation:
Numerator:
Net loss	$(265)	$(9,759)
Denominator:
Average common shares — basic	91,192,013	90,709,802
Stock option conversion(1)	—	—
RSUs and PSUs(2)	—	—
Average common shares — diluted	91,192,013	90,709,802
Diluted loss per share	$—	$(0.11)
(1) Anti-dilutive options excluded	503,462	1,760,843
(2) Anti-dilutive stock units excluded	897,745	1,082,207

11. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2018 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(73,629)	$(4,781)	$(78,410)
Other comprehensive income before reclassifications	3,233	—	3,233
Amounts reclassified from accumulated other comprehensive loss(1)	(1,609)	—	(1,609)
Net current-period other comprehensive income	1,624	—	1,624
Reclassification of stranded tax effects related to the Tax Act(2)	(16,847)	—	(16,847)
Balance at March 31, 2018	$(88,852)	$(4,781)	$(93,633)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 12.

(2)	See Note 1 for additional details on the adoption of ASU No. 2018-02 during the first quarter of 2018.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2017 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(84,852)	$(4,781)	$(89,633)
Other comprehensive income before reclassifications	3,291	—	3,291
Amounts reclassified from accumulated other comprehensive loss(1)	(1,647)	—	(1,647)
Net current-period other comprehensive income	1,644	—	1,644
Balance at March 31, 2017	$(83,208)	$(4,781)	$(87,989)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 12.

12. Employee Retirement and Postretirement Benefits
We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multiemployer pension plans on behalf of our employees. All full-time union and non-union employees who have met requirements pursuant to the plans are eligible to participate in one or more of these plans.
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
	(In thousands)
Components of net periodic benefit cost:
Service cost	$732	$752
Interest cost	2,828	2,927
Expected return on plan assets	(4,411)	(4,758)
Amortizations:
Prior service cost	108	176
Unrecognized net loss	2,130	2,581
Net periodic benefit cost	$1,387	$1,678
We do not expect to make any contributions to the company-sponsored pension plans in 2018.
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
	(In thousands)
Components of net periodic benefit cost:
Service cost	$170	$146
Interest cost	235	240
Amortizations:
Prior service cost	23	23
Unrecognized net gain	(118)	(114)
Net periodic benefit cost	$310	$295
13. Asset Impairment Charges and Facility Closing and Reorganization Costs
Asset Impairment Charges
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
Testing the assets for recoverability involves developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. Other inputs are based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets. As the inputs for testing recoverability are largely based on management’s judgments and are not generally observable in active markets, we consider such measurements to be Level 3 measurements in the fair value hierarchy. See Note 8.

The results of our analysis indicated no impairment of our property, plant and equipment, outside of facility closing and reorganization costs, for the three months ended March 31, 2018 and 2017.
We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization strategies are summarized as follows:

	Three Months Ended March 31
	2018	2017
	(In thousands)
Closure of facilities, net(1)	$2,363	$3,486
Organizational effectiveness(2)	(331)	5,800
Enterprise-wide cost productivity plan(3)	6,430	—
Facility closing and reorganization costs, net	$8,462	$9,286

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2018 and 2017. These charges are primarily related to facility closures in Richmond, Virginia; Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Riverside, California; Denver, Colorado; and Buena Park, California, as well as other approved closures. We have incurred net charges to date of $54.0 million related to these facility closures through March 31, 2018. We expect to incur additional charges related to these facility closures of approximately $8.1 million related to shutdown, contract termination and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

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

(3)
In the fourth quarter of 2017, we announced an enterprise-wide cost productivity plan, which includes rescaling our supply chain, optimizing spend management and integrating our operating model. This plan has resulted in headcount reductions due to changes to our organizational structure, and the charges shown in the table above are primarily comprised of severance benefits and other employee-related costs associated with these changes. Efforts with respect to the enterprise-wide cost productivity plan are ongoing, and we expect that we will incur additional costs in the coming months associated with the approval and implementation of additional phases of the plan; however, as specific details of these phases have not been finalized and approved, future costs are not yet estimable.

Activity with respect to facility closing and reorganization costs during the three months ended March 31, 2018 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2017	Charges and Adjustments	Payments	Accrued Charges at March 31, 2018
	(In thousands)
Cash charges:
Workforce reduction costs	$5,863	$6,013	$(1,390)	$10,486
Shutdown costs	—	1,151	(1,151)	—
Lease obligations after shutdown	2,606	—	(313)	2,293
Other	—	163	(163)	—
Subtotal	$8,469	7,327	$(3,017)	$12,779
Other charges:
Loss on sale/disposal of related assets		1,135
Subtotal		1,135
Total		$8,462
14. Commitments and Contingencies
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

Litigation, Investigations and Audits — We are party from time to time to certain pending or threatened legal proceedings in the ordinary course of our business. Potential liabilities associated with these matters are not expected to have a material adverse impact on our financial position, results of operations, or cash flows.
15. Segment, Geographic and Customer Information
We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy and dairy case products. We operate 65 manufacturing facilities which are geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated DSD systems in the United States. Our Chief Executive Officer evaluates the performance of our business based on operating income or loss before facility closing and reorganization costs, litigation settlements, impairments of long-lived assets, gains and losses on the sale of businesses and certain other non-recurring gains and losses.
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three months ended March 31, 2018 and 2017. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16.6% and 17.2% of our consolidated net sales in the three months ended March 31, 2018 and 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report on Form 10-K"), as updated herein, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.
Business Overview
We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. As we continue to evaluate and seek to maximize the value of our national operational network and our leading brands and product offerings, we have aligned our leadership team, operating strategy, and commercial and supply chain initiatives into a single operating and reportable segment.
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Friendly's®, Garelick Farms®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms®, Mayfield ®, McArthur®, Meadow Gold ®, Oak Farms®, PET ® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 national, regional and local dairy brands as well as private labels. With our acquisition of Uncle Matt's Organic, Inc., which was completed on June 22, 2017, we now sell and distribute organic juice, probiotic-infused juices, and fruit-infused waters under the Uncle Matt's Organic® brand. Additionally, we are party to the Organic Valley Fresh joint venture which distributes organic milk under the Organic Valley® brand to retailers. Dean Foods also makes and distributes juices, teas, and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers' locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery ("DSD") systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of national brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.
Matters Affecting Comparability
Our discussion of the results of operations for the three months ended March 31, 2018 and 2017 is affected by our adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), on January 1, 2018. Historically, we presented sales of excess raw materials as a reduction of cost of sales within our unaudited Condensed Consolidated Statements of Operations. On a prospective basis, effective January 1, 2018, in connection with the adoption of ASC 606, we began reporting sales of excess raw materials within the net sales line of our unaudited Condensed Consolidated Statements of Operations.
Sales of excess raw materials included in net sales were $151.8 million in the three months ended March 31, 2018. Sales of excess raw materials included as a reduction to cost of sales were $171.0 million in the three months ended March 31, 2017. See Notes 1 and 2 to our unaudited Condensed Consolidated Financial Statements for additional information.

Results of Operations
Our key performance indicators are brand mix and achieving low cost, which are reflected in gross profit and operating income, respectively. We evaluate our financial performance based on operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, asset impairment charges, litigation settlements and other nonrecurring gains and losses. The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,980.5	100.0%	$1,995.7	100.0%
Cost of sales	1,532.0	77.4	1,533.5	76.8
Gross profit(1)	448.5	22.6	462.2	23.2
Operating costs and expenses:
Selling and distribution	346.0	17.5	345.1	17.3
General and administrative	75.5	3.8	98.5	4.9
Amortization of intangibles	5.1	0.3	5.2	0.3
Facility closing and reorganization costs, net	8.5	0.4	9.3	0.5
Equity in (earnings) loss of unconsolidated affiliate	(1.9)	(0.1)	—	—
Total operating costs and expenses	433.2	21.9	458.1	23.0
Operating income	$15.3	0.7%	$4.1	0.2%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017
Net Sales — The change in net sales was due to the following:

Three Months Ended March 31, 2018 vs. 2017
(In millions)
Volume	$(71.0)
Pricing and product mix changes	(100.9)
Acquisitions	4.9
Sales of excess raw materials	151.8
Total decrease	$(15.2)
Net sales decreased $15.2 million, or 0.8%, during the first quarter of 2018 as compared to the first quarter of 2017, primarily due to decreased pricing, as a result of decreases in dairy commodity costs from year-ago levels. On average, during the first quarter of 2018, the Class I price was 15.7% below prior-year levels. Net sales were further impacted by fluid milk volume declines from year-ago levels, driven predominantly by overall category declines and lower branded fluid milk volumes due to increased retailer investment in private label products. Net sales decreases were partially offset by sales of excess raw materials of $151.8 million during the first quarter of 2018. Additionally, volumes associated with the Uncle Matt's acquisition contributed $4.9 million to net sales in the first quarter of 2018.
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

Class II minimum prices for raw skim milk and butterfat for the first quarter of 2018 compared to the first quarter of 2017:

	Three Months Ended March 31*
	2018	2017	% Change
Class I mover(1)	$14.35	$17.03	(15.7)%
Class I raw skim milk mover(1)(2)	6.02	8.82	(31.7)
Class I butterfat mover(2)(3)	2.44	2.43	0.4
Class II raw skim milk minimum(1)(4)	5.54	8.02	(30.9)
Class II butterfat minimum(3)(4)	2.42	2.46	(1.6)

*
The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus producer premiums and a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2017 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales remained materially consistent in the first quarter of 2018 as compared to the first quarter of 2017, primarily due to decreased dairy commodity costs offset by the change in reporting of sales of excess raw materials discussed above. The Class I price was 15.7% below prior-year levels.
Gross Profit — Our gross profit percentage decreased to 22.6% in the first quarter of 2018 as compared to 23.2% in the first quarter of 2017. This decrease was primarily due to overall volume declines and the change in reporting of excess raw materials discussed above, in addition to a higher mix of private label products in the first quarter of 2018, which carry lower margins than our branded products.
Operating Costs and Expenses — Operating costs and expenses decreased $25.0 million, or 5.5%, in the first quarter of 2018 as compared to the first quarter of 2017. Significant changes to operating costs and expenses in the first quarter of 2018 as compared to the first quarter of 2017 include the following:

•
Selling and distribution costs increased by $0.9 million during the first quarter of 2018 primarily due to increases in freight costs of $9.1 million and fuel costs of $1.7 million, partially offset by decreases in salaries and wages and other employee-related costs of $6.5 million associated with lower headcount in comparison to the prior year and the impact of our cost savings initiatives, and advertising costs of $2.4 million.

•
General and administrative costs decreased by $23.1 million during the first quarter of 2018 in comparison to the prior period. General and administrative costs of $98.7 million in the first quarter of 2017 included a charge due to litigation settlements and the related legal expenses, totaling $17.0 million. General and administrative costs of $75.5 million in the first quarter of 2018 were impacted by decreases in salaries and wages and other employee-related costs of $6.5 million associated with lower headcount in comparison to the prior year and the impact of our cost savings initiatives. These decreases were partially offset by costs incurred in connection with our enterprise-wide cost productivity plan in the first quarter of 2018, totaling $4.1 million.

•	Facility closing and reorganization costs decreased by $0.8 million during the first quarter of 2018. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•	We recorded $1.9 million of equity in the earnings of our Organic Valley Fresh joint venture during the first quarter of 2018. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Other expense decreased $3.1 million during the first quarter of 2018 as compared to the first quarter of 2017. This decrease in expense was primarily due to lower interest expense in the first quarter of 2018 compared to the prior period, primarily due to the repayment in full of the $142 million outstanding aggregate principal amount of subsidiary senior notes on October 16, 2017.

Income Taxes — Income tax expense was recorded at an effective rate of 131.5% for the first quarter of 2018 compared to a 28.0% effective tax rate for the first quarter of 2017. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first quarter of 2018, our effective tax rate was impacted by the recognition of excess tax deficiencies related to share-based payments recorded in the provision for income taxes of $0.8 million, return to provision adjustments resulting in a $0.6 million tax benefit, and $0.7 million of other one-time tax impacts related to restructuring, interest on uncertain tax positions, and impacts of state tax rate changes. Excluding the $0.9 million net tax expense related to these items, our effective tax rate for the first quarter of 2018 was 28.8%.
Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our senior secured revolving credit facility and our receivables securitization facility, will provide sufficient liquidity to allow us to meet our cash requirements for at least the next twelve months. Our anticipated uses of cash for the remainder of 2018 include costs to execute our enterprise-wide cost productivity plan and other strategic initiatives; capital expenditures; working capital; financial obligations, including tax payments; dividend payments; additional investments in unconsolidated affiliates; and other costs that may be necessary to invest to grow our business. We are also authorized to repurchase shares of our common stock pursuant to a stock repurchase program authorized by our Board of Directors. Additionally, on an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. We may also, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
As of March 31, 2018, we had total cash on hand of $28.1 million, of which $12.4 million was attributable to our foreign operations. Historically, the cash held by our foreign subsidiary was reinvested indefinitely and was generally subject to U.S. income tax only upon repatriation to the U.S. However, the Tax Cuts and Jobs Act (the "Tax Act") required us to pay a one-time transition tax in 2017 on cumulative undistributed foreign earnings for which we had not previously provided U.S. taxes. We have analyzed our foreign working capital and cash requirements and the potential tax liabilities that would be attributable to a repatriation and currently expect that we will repatriate approximately $10 million of cash in 2018 that was previously deemed to be permanently reinvested.
At March 31, 2018, we had $912.6 million of long-term debt obligations, excluding unamortized debt issuance costs of $5.4 million, and $581.2 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March of 2018 and 2017, totaling approximately $8.2 million for each of the first three months of 2018 and 2017. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) for the remainder of 2018. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 9 to our unaudited Condensed Consolidated Financial Statements.
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
Loans outstanding under the Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of March 31, 2018) based on our total net leverage ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.00% as of March 31, 2018) based on our total net leverage ratio.

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
At March 31, 2018, we had outstanding borrowings of $15.1 million under the Credit Facility. Our average daily balance under the Credit Facility during the three months ended March 31, 2018 was $2.7 million. There were no letters of credit issued under the Credit Facility as of March 31, 2018.
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
Based on the monthly borrowing base formula, we had the ability to borrow up to the full $450.0 million commitment amount under the receivables securitization facility as of March 31, 2018. The total amount of receivables sold to these entities as of March 31, 2018 was $599.7 million. During the first three months of 2018, we borrowed $665.0 million and repaid $675.0 million under the facility with a remaining balance of $195.0 million as of March 31, 2018. In addition to letters of credit in the aggregate amount of $108.7 million that were issued but undrawn, the remaining available borrowing capacity was $146.3 million at March 31, 2018. Our average daily balance under this facility during the three months ended March 31, 2018 was $182.2 million.
At May 3, 2018, we had $175.0 million of outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $108.7 million that were issued but undrawn.
Covenant Compliance — As of March 31, 2018, we were in compliance with all covenants under our credit agreements. The following describes our financial covenants pursuant to our current credit agreements.
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
The carrying value under the 2023 Notes at March 31, 2018 was $694.6 million, net of unamortized debt issuance costs of $5.4 million.

Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31
	2018	2017	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$38,953	$27,556	$11,397
Investing activities	(12,329)	(7,371)	(4,958)
Financing activities	(15,011)	(6,583)	(8,428)
Net increase in cash and cash equivalents	$11,613	$13,602	$(1,989)
Operating Activities
Net cash provided by operating activities increased by $11.4 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to higher operating income in the first three months of 2018, in addition to lower dairy commodity costs and better working capital management in comparison to the prior period.
Investing Activities
Net cash used in investing activities increased by $5.0 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. In the first three months of 2018, capital expenditures increased by $8.1 million in comparison to the prior period, partially offset by $3.2 million of higher proceeds from the sale of fixed assets.
Financing Activities
Net cash used in financing activities increased by $8.4 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily attributable to net debt repayments of $6.3 million in the first three months of 2018 as compared to net debt proceeds of $4.7 million in the first three months of 2017. Net debt proceeds were partially offset by payments of financing costs related to the amendments to our Credit Agreement and receivables purchase agreement of $1.7 million in the first three months of 2017.
Contractual Obligations
There have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2017 Annual Report on Form 10-K.
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
On April 3, 2017, we made a discretionary contribution of $38.5 million to our company-sponsored pension plans. We do not expect to make any contributions to our company-sponsored pension plans in 2018.
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
See Note 14 to our unaudited Condensed Consolidated Financial Statements.
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
Known Trends and Uncertainties
Competitive Environment, Volume Performance and Enterprise-Wide Cost Productivity Plan
The fluid milk industry remains highly competitive, and we are currently navigating a number of challenging dynamics across our cost structure, volumes, customers, and product mix. We continue to navigate a rapidly-changing industry landscape and a dynamic retail environment. Within private label fluid milk, competition for volume has increased significantly, and in some cases, we have lost volume. As a result, we have experienced increased levels of volume deleverage that have negatively impacted our operating income. In addition, retailers continue to aggressively price their private label products, which we believe negatively impacts our branded product sales, resulting in compressed margins.
During the three months ended March 31, 2018, we experienced fluid milk volume declines from year-ago levels, driven predominantly by overall category declines and lower branded fluid milk volumes due to increased retailer investment in private label products.
We expect marketplace volume and mix challenges to continue for the remainder of 2018, including those associated with our larger customers. These challenges make the execution of our commercial initiatives and our recently launched enterprise-wide cost productivity plan critical to navigating our volume and competitive pressures.
We have historically targeted annual cost productivity savings mainly to offset cost inflation and volume deleverage, and in 2018, we are challenging ourselves to generate additional savings. In addition, we are implementing an aggressive enterprise-wide cost productivity plan to significantly reset our cost structure with targeted cost savings incremental to our annual productivity savings. We currently have legacy processes and systems that are fragmented and decentralized in many areas, which has created a cost structure that is disproportionately sensitive to small percentage declines in volume. We have organized our enterprise-wide cost productivity plan into three targeted work streams: rescaling our supply chain, optimizing spend management and integrating our operating model.We believe this plan is necessary to support our business strategy and deliver more consistent earnings and cash flow over the long term. The plan will be phased over several years and will require significant one-time investments, including investments in people, infrastructure, technology and systems, which will negatively impact our profitability and cash flows in

2018. Additionally, as we continue the evaluation of our supply chain in connection with the execution of our enterprise-wide cost productivity plan, and to rescale our network to align with our projected volume, we expect that certain of our production facilities will be identified for closure in 2018. We will likely incur material asset impairment, severance, shutdown, contract termination and other restructuring costs over the balance of the year associated with the execution of these plans.
Due to the phased implementation and timing of our initiatives and investments, we will not generate enough cost savings in 2018 to offset the planned investments, cost inflation and volume pressures. In addition, inflation, declining volumes and competitive pricing pressures have negated, and may continue to negate, some of the impact of our cost saving efforts. We also must execute our plans within our projected time frames in order to meet our financial projections and to remain competitive in the marketplace. For further discussion of the risks relating to our cost productivity plan, see “Part I - Item 1A. Risk Factors - Business, Competitive and Strategic Risks - We may not realize anticipated benefits from our enterprise-wide cost productivity plan, and we may not complete this plan within our projected time frames, either of which could materially adversely impact our business, financial condition, results of operations and cash flows" in our 2017 Annual Report on Form 10-K.
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
Prices for conventional raw milk during the first quarter of 2018 were approximately 16% lower than year-ago levels and decreased approximately 13% sequentially from the fourth quarter of 2017. We are currently projecting Class I raw milk costs to increase sequentially for the remainder of 2018, with costs in the second half of 2018 relatively consistent with what we experienced in 2017. Commodity price changes primarily impact our branded business as the changes in raw milk costs are essentially a pass-through cost on our private label products. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
Fuel, Resin and External Freight Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Additionally, in some cases we incur expenses associated with utilizing third-party carriers to deliver our products. The expenses we incur for external freight may vary based on capacity, carrier acceptance rates and other factors. In the first quarter of 2018, we experienced higher levels of inflation than expected in external freight, fuel and resin costs. We expect this trend to continue for the remainder of 2018.
Tax Rate
Income tax expense was recorded at an effective rate of 131.5% in the first three months of 2018 compared to a 28.0% effective tax rate in the first three months of 2017. Our effective tax rate has increased in the first three months of 2018 as a result of lower earnings during this period. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause our tax rate to change from historical rates.
See the risk factors described in “Part I — Item 1A — Risk Factors” in our 2017 Annual Report on Form 10-K and elsewhere in this Form 10-Q for a description of various other risks and uncertainties concerning our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2017 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2017 Annual Report on Form 10-K.
Item 6. Exhibits

10.1	Dean Foods Company 2018 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 7, 2018).
10.2	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 7, 2018).
10.3
Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 7, 2018).

10.4	Form of Performance Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on March 7, 2018).
10.5	Form of Phantom Shares Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on March 7, 2018).
*10.6	Letter Agreement, dated January 8, 2018, between Dean Foods Company and Jose A. Motta (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on February 26, 2018).
*10.7	Letter Agreement, entered into on January 2, 2018, between Dean Foods Company and Jody Macedonio (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 10, 2018).
*10.8	Letter Agreement, dated January 9, 2018, between Dean Foods Company and Jody Macedonio (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 10, 2018).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
May 8, 2018