Form 10-Q
period 2018-06-30
DEAN FOODS CO
filed 2018-08-07
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 2, 2018, the number of shares of the registrant's common stock outstanding was: 91,374,424.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$25,434	$16,512
Receivables, net of allowances of $3,949 and $5,583	593,207	675,826
Income tax receivable	1,461	2,140
Inventories	276,656	278,063
Prepaid expenses and other current assets	41,396	47,338
Assets held for sale	5,127	—
Total current assets	943,281	1,019,879
Property, plant and equipment, net	1,001,808	1,094,064
Goodwill	190,707	167,535
Identifiable intangible and other assets, net	207,684	211,620
Deferred income taxes	14,083	10,731
Total	$2,357,563	$2,503,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$642,514	$671,070
Current portion of debt	1,150	1,125
Total current liabilities	643,664	672,195
Long-term debt, net	855,809	912,074
Deferred income taxes	50,450	60,018
Other long-term liabilities	190,179	203,595
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,368,529 and 91,123,759 shares issued and outstanding, with a par value of $0.01 per share	914	911
Additional paid-in capital	662,883	659,227
Retained earnings	33,943	74,219
Accumulated other comprehensive loss	(92,031)	(78,410)
Total Dean Foods Company stockholders’ equity	605,709	655,947
Non-controlling interest	11,752	—
Total stockholders’ equity	617,461	655,947
Total	$2,357,563	$2,503,829
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net sales	$1,951,230	$1,926,722	$3,931,737	$3,922,408
Cost of sales	1,518,446	1,459,242	3,050,450	2,992,709
Gross profit	432,784	467,480	881,287	929,699
Operating costs and expenses:
Selling and distribution	336,721	338,010	682,717	683,073
General and administrative	65,972	72,281	141,494	170,945
Amortization of intangibles	5,078	5,155	10,156	10,310
Facility closing and reorganization costs, net	67,661	5,817	76,123	15,103
Impairment of long-lived assets	2,232	—	2,232	—
Other operating income	(2,289)	—	(2,289)	—
Equity in (earnings) loss of unconsolidated affiliate	(1,699)	—	(3,599)	—
Total operating costs and expenses	473,676	421,263	906,834	879,431
Operating income (loss)	(40,892)	46,217	(25,547)	50,268
Other expense:
Interest expense	14,069	16,419	28,102	33,883
Other expense, net	782	248	1,252	391
Total other expense	14,851	16,667	29,354	34,274
Income (loss) before income taxes	(55,743)	29,550	(54,901)	15,994
Income tax expense (benefit)	(13,727)	11,903	(12,620)	8,106
Income (loss) from continuing operations	(42,016)	17,647	(42,281)	7,888
Gain on sale of discontinued operations, net of tax	1,922	—	1,922	—
Net income (loss)	(40,094)	17,647	(40,359)	7,888
Net (income) loss attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to Dean Foods Company	$(40,094)	$17,647	$(40,359)	$7,888
Average common shares:
Basic	91,342,652	90,882,415	91,267,748	90,796,585
Diluted	91,342,652	91,369,030	91,267,748	91,365,946
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(0.46)	$0.19	$(0.46)	$0.09
Income from discontinued operations attributable to Dean Foods Company	0.02	—	0.02	—
Net income (loss) attributable to Dean Foods Company	$(0.44)	$0.19	$(0.44)	$0.09
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(0.46)	$0.19	$(0.46)	$0.09
Income from discontinued operations attributable to Dean Foods Company	0.02	—	0.02	—
Net income (loss) attributable to Dean Foods Company	$(0.44)	$0.19	$(0.44)	$0.09
Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income (loss)	$(40,094)	$17,647	$(40,359)	$7,888
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	1,602	1,632	3,226	3,276
Other comprehensive income	1,602	1,632	3,226	3,276
Reclassification of stranded tax effects related to the Tax Act(1)	—	—	(16,847)	—
Comprehensive income (loss)	(38,492)	19,279	(53,980)	11,164
Comprehensive (income) loss attributable to non-controlling interest	—	—	—	—
Comprehensive income (loss) attributable to Dean Foods Company	$(38,492)	$19,279	$(53,980)	$11,164

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

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2018	91,123,759	$911	$659,227	$74,219	$(78,410)	$—	$655,947
Issuance of common stock	244,770	3	(36)	—	—	—	(33)
Share-based compensation expense	—	—	3,692	—	—	—	3,692
Reclassification of stranded tax effects related to the Tax Act(1)	—	—	—	16,847	(16,847)	—	—
Net loss attributable to Dean Foods Company	—	—	—	(40,359)	—	—	(40,359)
Fair value of non-controlling interest acquired	—	—	—	—	—	11,752	11,752
Dividends	—	—	—	(16,764)	—	—	(16,764)
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $1,060	—	—	—	—	3,226	—	3,226
Balance, June 30, 2018	91,368,529	$914	$662,883	$33,943	$(92,031)	$11,752	$617,461

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
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(40,359)	$7,888
Gain on sale of discontinued operations, net of tax	(1,922)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,102	86,489
Share-based compensation expense	6,625	6,659
Non-cash facility closing and reorganization costs, net	43,734	4,750
Impairment of long-lived assets	2,232	—
Write-off of financing costs	—	1,080
Other operating income	(2,289)	—
Equity in (earnings) loss of unconsolidated affiliate	(3,599)	—
Deferred income taxes	(16,472)	7,533
Other, net	(1,100)	(2,596)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	84,105	68,351
Inventories	2,220	3,555
Prepaid expenses and other assets	10,263	8,837
Accounts payable and accrued expenses	(43,459)	(73,253)
Income taxes receivable	679	(1,613)
Contributions to company sponsored pension plans	—	(38,500)
Net cash provided by operating activities	120,760	79,180
Cash flows from investing activities:
Payments for property, plant and equipment	(37,292)	(34,551)
Payments for acquisitions, net of cash acquired	(13,324)	(21,596)
Proceeds from sale of fixed assets	12,418	2,481
Other investments	—	(9,000)
Net cash used in investing activities	(38,198)	(62,666)
Cash flows from financing activities:
Repayments of debt	(589)	(832)
Payments of financing costs	—	(1,764)
Proceeds from senior secured revolver	185,800	120,900
Payments for senior secured revolver	(197,000)	(128,700)
Proceeds from receivables securitization facility	1,240,000	1,120,000
Payments for receivables securitization facility	(1,285,000)	(1,095,000)
Cash dividends paid	(16,438)	(16,357)
Issuance of common stock, net of share repurchases for withholding taxes	(413)	(1,232)
Net cash used in financing activities	(73,640)	(2,985)
Increase in cash and cash equivalents	8,922	13,529
Cash and cash equivalents, beginning of period	16,512	17,980
Cash and cash equivalents, end of period	$25,434	$31,509
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)
1. General
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion.
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Friendly's®, Garelick Farms®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms®, Mayfield ®, McArthur®, Meadow Gold ®, Oak Farms®, PET ® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 national, regional and local dairy brands, as well as private labels. We also sell and distribute organic juice, probiotic-infused juices, and fruit-infused waters under the Uncle Matt's Organic® brand. Additionally, we are party to the Organic Valley Fresh joint venture which distributes organic milk under the Organic Valley® brand to retailers. With our majority interest acquisition of Good Karma Foods, Inc., which was completed on June 29, 2018, we now sell and distribute flax-based milk and yogurt products under the Good Karma® brand. Dean Foods also makes and distributes juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery ("DSD") systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of national brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.
Basis of Presentation and Consolidation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 26, 2018. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and entities controlled by the Company through its direct ownership of a majority interest. The Company eliminates from its financial results all intercompany transactions between entities included in the consolidated financial statements. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and six month periods ended June 30, 2018 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2017 Annual Report on Form 10-K.
Unless otherwise indicated, references in this report to “we,” “us,” “our” or "the Company" refer to Dean Foods Company and its subsidiaries, taken as a whole.
Recently Adopted Accounting Pronouncements
ASU No. 2014-09 — As of January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers. The comprehensive new standard supersedes existing revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted the new standard using the modified retrospective approach. Under this method we have provided additional disclosures, including the amount by which each financial statement line item is affected in the current reporting period, as compared to the prior revenue recognition guidance. Additionally, we have provided a disaggregation of our revenue by source and product type and have also included certain qualitative information related to our revenue streams. See Note 2. The adoption of ASU 2014-09 did not materially impact our results of operations or financial position, except with respect to the change in classification of sales of excess raw materials.

The pro forma effect of the change in classification of sales of excess raw materials on our unaudited Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Pro Forma Results Assuming Retrospective Adoption of ASU 2014-09	Increase (Decrease) to Previously Reported Amounts	As Previously Reported	Pro Forma Results Assuming Retrospective Adoption of ASU 2014-09	Increase (Decrease) to Previously Reported Amounts
Net sales	$1,926,722	$2,063,926	$137,204	$3,922,408	$4,230,615	$308,207
Cost of sales	1,459,342	1,596,546	137,204	2,992,903	3,301,110	308,207
Gross profit	467,380	467,380	—	929,505	929,505	—
An adjustment to opening retained earnings was not required as the change in classification of sales of excess raw materials illustrated in the table above did not result in a change to the earnings reported in prior periods.
ASU No. 2017-07 — As of January 1, 2018, we adopted ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. See Note 12 for further information on our pension and postretirement plans.
The effect of the retrospective presentation change related to the net periodic cost for pension and postretirement benefits on our unaudited Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Adjustment for Adoption of ASU 2017-07	As Revised	As Previously Reported	Adjustment for Adoption of ASU 2017-07	As Revised
Cost of sales	$1,459,342	$(100)	$1,459,242	$2,992,903	$(194)	$2,992,709
Gross profit	467,380	100	467,480	929,505	194	929,699
Selling and distribution	338,144	(134)	338,010	683,340	(267)	683,073
General and administrative	73,100	(819)	72,281	172,636	(1,691)	170,945
Total operating costs and expenses	422,216	(953)	421,263	881,389	(1,958)	879,431
Operating income	45,164	1,053	46,217	48,116	2,152	50,268
Other (income) expense, net	(805)	1,053	248	(1,761)	2,152	391
ASU No. 2018-02 — We early adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018 and have applied the guidance as of the beginning of the period of adoption. Our accounting policy is to release the income tax effects from accumulated other comprehensive income when a pension or other postretirement benefit plan is liquidated or extinguished. As permitted under ASU 2018-02, we have elected to record a one-time reclassification for the stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income to retained earnings in the amount of $16.8 million on our unaudited Condensed Consolidated Balance Sheet during the first quarter of 2018. The only impact of stranded tax effects resulting from the Tax Act is with respect to our pension and other postretirement benefit plans.

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
ASU No. 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"). The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, allowing ASU 2016-02 to be adopted using either 1) a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption; or 2) application of the new standard at the January 1, 2019 adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Early adoption is permitted. We do not intend to early adopt this ASU. To assess the impacts of the new lease standard on our financial statements and current accounting practices, we have formed a steering committee comprised of subject matter experts within the Company to assist with the assessment of contractual arrangements that may qualify as a lease under the new standard, gather lease data, assist with evaluating and implementing lease management technology solutions, and other key activities. At this time, we have finalized our selection of a software vendor and are in the process of implementing a lease management technology solution. We anticipate the impact of this standard to be significant to our Consolidated Balance Sheet due to the amount of our lease commitments. See Note 18 to the Consolidated Financial Statements contained in our 2017 Annual Report on Form 10-K for further information regarding these commitments. We are currently evaluating the other impacts that ASU 2016-02 will have on our financial statements.
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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017(1)	June 30, 2018	June 30, 2017(1)
	(In thousands)
Fluid milk	$1,157,288	$1,266,688	$2,417,222	$2,683,344
Ice cream(2)	321,005	324,955	560,603	580,339
Fresh cream(3)	99,816	92,911	191,766	180,782
Extended shelf life and other dairy products(4)	46,183	46,578	91,425	94,716
Cultured	65,504	72,111	129,670	144,185
Other beverages(5)	66,700	72,100	137,044	147,034
Other(6)	30,794	27,795	63,098	55,019
Subtotal	1,787,290	1,903,138	3,590,828	3,885,419
Sales of excess raw materials(7)	122,880	—	274,682	—
Sales of other bulk commodities	41,060	23,584	66,227	36,989
Total net sales	$1,951,230	$1,926,722	$3,931,737	$3,922,408

(1)
Prior period amounts have not been restated as we have elected to adopt ASC 606 using the modified retrospective method. Sales of excess raw materials of $137.2 million and $308.2 million for the three and six months ended June 30, 2017, respectively, were included as a reduction of cost of sales in our unaudited Condensed Consolidated Statements of Operations.

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

The following table presents a disaggregation of our net product sales between sales of Company-branded products versus sales of private label products:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Branded products	$871,269	$926,351	$1,763,395	$1,907,596
Private label products	916,021	976,787	1,827,433	1,977,823
Subtotal	1,787,290	1,903,138	3,590,828	3,885,419
Sales of excess raw materials	122,880	—	274,682	—
Sales of other bulk commodities	41,060	23,584	66,227	36,989
Total net sales	$1,951,230	$1,926,722	$3,931,737	$3,922,408
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
3. Acquisitions and Discontinued Operations
Acquisitions
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
On June 29, 2018, we increased our ownership interest in Good Karma to 67% with an additional investment of $15.0 million, resulting in control under acquisition method accounting. The acquisition was accounted for as a step-acquisition within a business combination. Our equity interest in Good Karma was remeasured to fair value of $9.0 million, resulting in a non-taxable gain of $2.3 million which was recognized during the three months ended June 30, 2018 and is included in other operating income in our unaudited Condensed Consolidated Statements of Operations.
The aggregate fair value purchase price was $35.7 million. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values and include identifiable intangible assets of $13.6 million, of which $10.7 million relates to an indefinite-lived trademark and $2.9 million relates to customer relationships that are subject to amortization over a period of 10 years.
We recorded goodwill of $23.3 million in connection with the acquisition, which consists of the excess of the net purchase price over the fair value of the net assets acquired. This goodwill represents the expected value attributable to our expansion into the plant-based dairy alternatives category. The goodwill is not deductible for tax purposes. We recorded the fair value of the non-controlling interest in Good Karma of $11.8 million in our unaudited Condensed Consolidated Balance Sheets.
The acquisition was funded through cash on hand. The pro forma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. Good Karma’s results of operations will be consolidated in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition.
Prior to the June 29, 2018 step-acquisition, we accounted for our investment in Good Karma under the equity method of accounting based upon our ability to exercise significant influence over the investee through our ownership interest and representation on Good Karma's board of directors. Our equity in the earnings of this investment was not material to our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018.

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
Discontinued Operations
During the second quarter of 2018, we recognized a net gain from discontinued operations of $1.9 million, net of tax, resulting from a tax refund received from the settlement of a state tax refund claim related to our 2013 sale of Morningstar Foods, LLC.
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
We have concluded that Organic Valley Fresh is a variable interest entity, but we have determined that we are not the primary beneficiary of the Organic Valley Fresh joint venture because we do not have the power to direct the activities that most significantly affect the economic performance of the joint venture; therefore, the financial results of the joint venture have not been consolidated in our unaudited Condensed Consolidated Financial Statements. We are accounting for this investment under the equity method of accounting. Our equity in the earnings of the joint venture are included as a component of operating income as we have determined that the joint venture's operations are integral to, and an extension of, our business operations. Our equity in the earnings of the joint venture was $1.7 million and $3.6 million for the three and six months ended June 30, 2018, respectively. We received cash distributions from the joint venture of $2.8 million for each of the three and six months ended June 30, 2018.
5. Inventories
Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Raw materials and supplies	$105,801	$106,814
Finished goods	170,855	171,249
Total	$276,656	$278,063
6. Goodwill and Intangible Assets
As of June 30, 2018, the gross carrying value of goodwill was $2.26 billion and accumulated goodwill impairment was $2.08 billion. We recorded a goodwill impairment charge of $2.08 billion in 2011 with no goodwill impairment charges in subsequent years.

The changes in the net carrying amounts of goodwill as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

Balance at December 31, 2017	$167,535
Acquisitions(1)	23,172
Balance at June 30, 2018	$190,707

(1)
The increase in the net carrying amount of goodwill from December 31, 2017 to June 30, 2018 is related to the Good Karma acquisition and the finalization of tax matters associated with the Uncle Matt's acquisition. See Note 3.

The net carrying amounts of our intangible assets other than goodwill as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018				December 31, 2017
	Acquisition Costs(1)	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$69,315	$—	$—	$69,315	$58,600	$—	$—	$58,600
Intangible assets with finite lives:
Customer-related and other	83,545	—	(43,339)	40,206	80,685	—	(41,398)	39,287
Trademarks	230,709	(109,910)	(66,405)	54,394	230,709	(109,910)	(58,189)	62,610
Total	$383,569	$(109,910)	$(109,744)	$163,915	$369,994	$(109,910)	$(99,587)	$160,497

(1)
The increase in the carrying amount of intangible assets from December 31, 2017 to June 30, 2018 is related to an indefinite-lived trademark of $10.7 million and a finite-lived customer-related intangible of $2.9 million we recorded as a part of the Good Karma acquisition. See Note 3.

Our finite-lived trademarks will be amortized on a straight-line basis over their remaining useful lives, which range from approximately 2 to 8 years, with a weighted-average remaining useful life of approximately 5 years. Amortization expense on intangible assets for the three months ended June 30, 2018 and 2017 was $5.1 million and $5.2 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2018 and 2017 was $10.2 million and $10.3 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.
Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2018	$20.5
2019	20.6
2020	12.5
2021	10.8
2022	8.1

7. Debt
Our long-term debt as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018			December 31, 2017
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured revolving credit facility	$—	—%		$11,200	3.33	% *
Senior notes due 2023	700,000	6.50		700,000	6.50
	700,000			711,200
Subsidiary debt obligations:
Receivables securitization facility	160,000	3.07	*	205,000	2.48	*
Capital lease and other	2,082	—		2,671	—
	162,082			207,671
Subtotal	862,082			918,871
Unamortized debt issuance costs	(5,123)			(5,672)
Total debt	856,959			913,199
Less current portion	(1,150)			(1,125)
Total long-term portion	$855,809			$912,074
*    Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities at June 30, 2018 were as follows (in thousands):

2018	$516
2019	1,174
2020	160,392
2021	—
2022	—
Thereafter	700,000
Subtotal	862,082
Less unamortized debt issuance costs	(5,123)
Total debt	$856,959
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
On January 4, 2017, we amended the Credit Agreement to, among other things, (i) extend the maturity date of the Credit Facility to January 4, 2022; (ii) modify the leverage ratio covenant to add a requirement that we comply with a maximum total net leverage ratio (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility) not to exceed 4.25 to 1.00 and to eliminate the maximum senior secured net leverage ratio requirement; (iii) modify the definition of “Consolidated EBITDA” to permit certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions; (iv) modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of June 30, 2018) based on our total net leverage ratio (as defined in the Credit Agreement), or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50%

(1.00% as of June 30, 2018) based on our total net leverage ratio; (v) modify certain negative covenants to provide additional flexibility for the incurrence of debt, the payment of dividends and the making of certain permitted acquisitions and other investments; (vi) eliminate and release all real property as collateral for loans under the Credit Facility; and (vii) provide the Company the ability to request that increases in the aggregate commitments under the Credit Facility be made available as either revolving loans or term loans.
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
At June 30, 2018, we had no outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the six months ended June 30, 2018, was $2.6 million. There were no letters of credit issued under the Credit Facility as of June 30, 2018.
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

Based on the monthly borrowing base formula, we had the ability to borrow up to $435.7 million of the total commitment amount under the receivables securitization facility as of June 30, 2018. The total amount of receivables sold to these entities as of June 30, 2018 was $557.8 million. During the first six months of 2018, we borrowed $1.2 billion and repaid $1.3 billion under the facility with a remaining balance of $160.0 million as of June 30, 2018. In addition to letters of credit in the aggregate amount of $108.7 million that were issued but undrawn, the remaining available borrowing capacity was $167.0 million at June 30, 2018. Our average daily balance under this facility during the six months ended June 30, 2018 was $168.8 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
The carrying value under the 2023 Notes at June 30, 2018 was $694.9 million, net of unamortized debt issuance costs of $5.1 million.
See Note 8 for information regarding the fair value of the 2023 Notes as of June 30, 2018.
Capital Lease Obligations and Other — Capital lease obligations of $2.1 million and $2.7 million as of June 30, 2018 and December 31, 2017, respectively, were primarily comprised of our leases for information technology equipment.
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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At June 30, 2018 and December 31, 2017, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In thousands)
Commodities contracts — current(1)	$2,226	$1,431	$1,450	$1,829
Commodities contracts — non-current(2)	2	—	—	15
Total derivatives	$2,228	$1,431	$1,450	$1,844

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 is as follows (in thousands):

	Fair Value as of June 30, 2018	Level 1	Level 2	Level 3
Asset — Commodities contracts	$2,228	$—	$2,228	$—
Liability — Commodities contracts	1,450	—	1,450	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 is as follows (in thousands):

	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
Asset — Commodities contracts	$1,431	$—	$1,431	$—
Liability — Commodities contracts	1,844	—	1,844	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair value of the 2023 Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amount and fair value of the 2023 Notes at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$672,000	$700,000	$698,250
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of June 30, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$19	$—	$19	$—
Mutual funds	1,754	—	1,754	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$22	$—	$22	$—
Mutual funds	1,785	—	1,785	—
9. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March and June of 2018 and 2017, totaling approximately $16.4 million for each of the first six months of 2018 and 2017. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) for the remainder of 2018. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.

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
The following table summarizes RSU activity during the six months ended June 30, 2018:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2018	545,405	85,829	631,234
RSUs granted	717,744	95,669	813,413
Shares issued upon vesting of RSUs	(166,389)	(38,454)	(204,843)
RSUs canceled or forfeited(1)	(164,033)	(1,915)	(165,948)
RSUs outstanding at June 30, 2018	932,727	141,129	1,073,856
Weighted average grant date fair value	$11.52	$11.98	$11.58

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — In 2016, we began granting performance stock units ("PSUs") as a part of our long-term incentive compensation program. PSUs cliff vest and settle in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The PSUs are deemed granted in three separate one year tranches on the dates in which our Compensation Committee establishes the applicable annual performance goals. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the awards that are expected to vest. The fair value of the PSUs is remeasured at each reporting period. The following table summarizes PSU activity during the six months ended June 30, 2018:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	121,807	$18.62
Granted	290,609	8.79
Vested	—	—
Forfeited or canceled	(21,870)	10.98
Performance adjustment(1)	(85,795)	18.13
Outstanding at June 30, 2018	304,751	$9.93

(1)
Represents an adjustment to the 2017 tranche of the 2016 and 2017 PSU awards based on actual performance during the 2017 annual performance period in relation to the established performance goal for that period. The actual performance for the 2017 annual performance period was certified by the Compensation Committee of our Board of Directors in the first quarter of 2018.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting date. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,322,580	$18.26
Granted	1,618,179	8.80
Converted/paid	(595,402)	18.03
Forfeited	(264,215)	13.47
Outstanding at June 30, 2018	2,081,142	$11.58
Stock Options — The following table summarizes stock option activity during the six months ended June 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2018	700,467	$17.21
Forfeited and canceled	(270,922)	21.00
Exercised	—	—
Options outstanding and exercisable at June 30, 2018	429,545	$14.81	1.41	$65,143
We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2017 or 2018, nor do we currently plan to in the future. At June 30, 2018, there was no remaining unrecognized stock option expense related to unvested awards.
Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In thousands)
RSUs	$1,399	$1,046	$2,545	$2,654
PSUs	551	(1,051)	1,147	(551)
Phantom shares	2,520	2,707	2,933	4,556
Total	$4,470	$2,702	$6,625	$6,659

10. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option and stock unit conversions were not included in the computation of diluted loss per share for the three and six months ended June 30, 2018 as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(42,016)	$17,647	$(42,281)	$7,888
Net (income) loss attributable to non-controlling interest	—	—	—	—
Income (loss) from continuing operations attributable to Dean Foods Company	$(42,016)	$17,647	$(42,281)	$7,888
Denominator:
Average common shares	91,342,652	90,882,415	91,267,748	90,796,585
Basic earnings (loss) per share from continuing operations attributable to Dean Foods Company	$(0.46)	$0.19	$(0.46)	$0.09
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(42,016)	$17,647	$(42,281)	$7,888
Net (income) loss attributable to non-controlling interest	—	—	—	—
Income (loss) from continuing operations attributable to Dean Foods Company	$(42,016)	$17,647	$(42,281)	$7,888
Denominator:
Average common shares — basic	91,342,652	90,882,415	91,267,748	90,796,585
Stock option conversion(1)	—	220,318	—	232,495
RSUs and PSUs(2)	—	266,297	—	336,866
Average common shares — diluted	91,342,652	91,369,030	91,267,748	91,365,946
Diluted earnings (loss) per share from continuing operations attributable to Dean Foods Company	$(0.46)	$0.19	$(0.46)	$0.09
(1) Anti-dilutive options excluded	443,169	655,700	473,149	776,710
(2) Anti-dilutive stock units excluded	1,202,367	8,959	1,057,057	4,504

11. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended June 30, 2018 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at March 31, 2018	$(88,852)	$(4,781)	$(93,633)
Other comprehensive income before reclassifications	3,210	—	3,210
Amounts reclassified from accumulated other comprehensive loss(1)	(1,608)	—	(1,608)
Net current-period other comprehensive income	1,602	—	1,602
Balance at June 30, 2018	$(87,250)	$(4,781)	$(92,031)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended June 30, 2017 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at March 31, 2017	$(83,208)	$(4,781)	$(87,989)
Other comprehensive income before reclassifications	3,278	—	3,278
Amounts reclassified from accumulated other comprehensive loss(1)	(1,646)	—	(1,646)
Net current-period other comprehensive income	1,632	—	1,632
Balance at June 30, 2017	$(81,576)	$(4,781)	$(86,357)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic benefit cost. See Note 12.

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the six months ended June 30, 2018 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(73,629)	$(4,781)	$(78,410)
Other comprehensive income before reclassifications	6,443	—	6,443
Amounts reclassified from accumulated other comprehensive loss(1)	(3,217)	—	(3,217)
Net current-period other comprehensive income	3,226	—	3,226
Reclassification of stranded tax effects related to the Tax Act(2)	(16,847)	—	(16,847)
Balance at June 30, 2018	$(87,250)	$(4,781)	$(92,031)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the six months ended June 30, 2017 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(84,852)	$(4,781)	$(89,633)
Other comprehensive income before reclassifications	6,569	—	6,569
Amounts reclassified from accumulated other comprehensive loss(1)	(3,293)	—	(3,293)
Net current-period other comprehensive income	3,276	—	3,276
Balance at June 30, 2017	$(81,576)	$(4,781)	$(86,357)

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In thousands)
Components of net periodic benefit cost:
Service cost	$732	$752	$1,464	$1,504
Interest cost	2,828	2,927	5,656	5,854
Expected return on plan assets	(4,411)	(4,758)	(8,822)	(9,516)
Amortizations:
Prior service cost	108	176	216	352
Unrecognized net loss	2,130	2,581	4,260	5,162
Net periodic benefit cost	$1,387	$1,678	$2,774	$3,356
We do not expect to make any contributions to the company-sponsored pension plans in 2018.
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In thousands)
Components of net periodic benefit cost:
Service cost	$170	$146	$340	$292
Interest cost	235	240	470	480
Amortizations:
Prior service cost	23	23	46	46
Unrecognized net gain	(118)	(114)	(236)	(228)
Net periodic benefit cost	$310	$295	$620	$590
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

The results of our analysis indicated an impairment to our property, plant and equipment at one of our production facilities of $2.2 million. The impairment was the result of declines in operating cash flows at this facility on both a historical and forecasted basis. This charge was recorded during the three months ended June 30, 2018.
The results of our analysis indicated no impairment of our property, plant and equipment, outside of facility closing and reorganization costs, for the three and six months ended June 30, 2017.
We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization strategies are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In thousands)
Closure of facilities, net(1)	$59,229	$4,203	$61,591	$7,689
Organizational effectiveness(2)	—	1,614	(331)	7,414
Enterprise-wide cost productivity plan(3)	8,432	—	14,863	—
Facility closing and reorganization costs, net	$67,661	$5,817	$76,123	$15,103

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2018 and 2017. These charges are primarily related to facility closures in Braselton, GA; Louisville, KY; Erie, PA; Huntley, IL; Thief River Falls, MN; Lynn, MA; Livonia, MI; Richmond, Virginia; Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Riverside, California; Denver, Colorado; and Buena Park, California. We have incurred net charges to date of $110.9 million related to these facility closures through June 30, 2018. We expect to incur additional charges related to these facility closures of approximately $13.2 million related to shutdown, contract termination and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

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

Activity with respect to facility closing and reorganization costs during the six months ended June 30, 2018 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2017	Charges and Adjustments	Payments	Accrued Charges at June 30, 2018
	(In thousands)
Cash charges:
Workforce reduction costs	$5,863	$30,318	$(5,019)	$31,162
Shutdown costs	—	1,833	(1,833)	—
Lease obligations after shutdown	2,606	48	(672)	1,982
Other	—	190	(190)	—
Subtotal	$8,469	32,389	$(7,714)	$33,144
Non-cash charges:
Write-down of assets(1)		44,700
Gain on sale/disposal of related assets		(966)
Subtotal		43,734
Total		$76,123

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
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three and six months ended June 30, 2018 and 2017. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 15.6% and 17.0% of our consolidated net sales in the three months ended June 30, 2018 and 2017, respectively and accounted for approximately 16.1% and 17.1% of our consolidated net sales in the six months ended June 30, 2018 and 2017, respectively.

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
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Friendly's®, Garelick Farms®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms®, Mayfield ®, McArthur®, Meadow Gold ®, Oak Farms®, PET ® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 national, regional and local dairy brands as well as private labels. We also sell and distribute organic juice, probiotic-infused juices, and fruit-infused waters under the Uncle Matt's Organic® brand. Additionally, we are party to the Organic Valley Fresh joint venture which distributes organic milk under the Organic Valley® brand to retailers. With our majority interest acquisition of Good Karma Foods, Inc. ("Good Karma"), which was completed on June 29, 2018, we now sell and distribute flax-based milk and yogurt products under the Good Karma® brand. Dean Foods also makes and distributes juices, teas, and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers' locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery ("DSD") systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of national brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.
Recent Developments
Good Karma Acquisition
On June 29, 2018, we increased our ownership interest in Good Karma to 67% with an additional investment of $15.0 million. The additional investment was accounted for as a step-acquisition within a business combination. Good Karma's results of operations will be consolidated in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition. See Note 3 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the Good Karma acquisition.
Matters Affecting Comparability
Our discussion of the results of operations for the three and six months ended June 30, 2018 and 2017 is affected by our adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), on January 1, 2018. Historically, we presented sales of excess raw materials as a reduction of cost of sales within our unaudited Condensed

Consolidated Statements of Operations. On a prospective basis, effective January 1, 2018, in connection with the adoption of ASC 606, we began reporting sales of excess raw materials within the net sales line of our unaudited Condensed Consolidated Statements of Operations.
Sales of excess raw materials included in net sales were $122.9 million and $274.7 million in the three and six months ended June 30, 2018, respectively. Sales of excess raw materials included as a reduction to cost of sales were $137.2 million and $308.2 million in the three and six months ended June 30, 2017, respectively. See Notes 1 and 2 to our unaudited Condensed Consolidated Financial Statements for additional information.
Results of Operations
Our key performance indicators are brand mix and achieving low cost, which are reflected in gross margin and operating income, respectively. We evaluate our financial performance based on operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, asset impairment charges, litigation settlements and other nonrecurring gains and losses. The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,951.2	100.0%	$1,926.7	100.0%	$3,931.7	100.0%	$3,922.4	100.0%
Cost of sales	1,518.4	77.8	1,459.2	75.7	3,050.4	77.6	2,992.7	76.3
Gross profit(1)	432.8	22.2	467.5	24.3	881.3	22.4	929.7	23.7
Operating costs and expenses:
Selling and distribution	336.7	17.3	338.0	17.5	682.7	17.4	683.1	17.4
General and administrative	66.0	3.3	72.3	3.8	141.5	3.5	170.9	4.3
Amortization of intangibles	5.1	0.3	5.2	0.3	10.2	0.3	10.3	0.3
Facility closing and reorganization costs, net	67.7	3.5	5.8	0.3	76.1	1.9	15.1	0.4
Impairment of long-lived assets	2.2	0.1	—	—	2.2	0.1	—	—
Other operating income	(2.3)	(0.1)	—	—	(2.3)	(0.1)	—	—
Equity in (earnings) loss of unconsolidated affiliate	(1.7)	(0.1)	—	—	(3.6)	(0.1)	—	—
Total operating costs and expenses	473.7	24.3	421.3	21.9	906.8	23.0	879.4	22.4
Operating income (loss)	$(40.9)	(2.1)%	$46.2	2.4%	$(25.5)	(0.6)%	$50.3	1.3%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017
Net Sales — The change in net sales was due to the following:

Three Months Ended June 30, 2018 vs. 2017
(In millions)
Volume, pricing and product mix changes	(102.0)
Acquisitions	3.6
Sales of excess raw materials	122.9
Total increase	$24.5
Net sales increased $24.5 million, or 1.3%, during the second quarter of 2018 as compared to the second quarter of 2017, primarily due to sales of excess raw materials of $122.9 million during the second quarter of 2018. Excluding the impact of sales of excess raw materials, net sales decreased $98.4 million, or 5.1%. Net sales declines were primarily due to fluid milk volume declines from year-ago levels, driven predominantly by overall category declines and the loss of volume from two large retailers starting in the second quarter of 2018, and also lower branded fluid milk volumes due to continued retailer investment in private label products. Net sales were further impacted by decreased pricing, as a result of decreases in dairy commodity costs from year-ago levels. On average, during the second quarter of 2018, the Class I price was 5.9% below prior-year levels. Net sales declines were partially offset by volumes associated with the Uncle Matt's acquisition, which contributed $3.6 million to net sales in the second quarter of 2018.
We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization, but in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2018 compared to the second quarter of 2017:

	Three Months Ended June 30*
	2018	2017	% Change
Class I mover(1)	$14.60	$15.52	(5.9)%
Class I raw skim milk mover(1)(2)	6.05	7.41	(18.4)
Class I butterfat mover(2)(3)	2.50	2.39	4.6
Class II raw skim milk minimum(1)(4)	5.73	6.76	(15.2)
Class II butterfat minimum(3)(4)	2.61	2.50	4.4

*
The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus producer premiums and a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2017 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $59.2 million, or 4.1%, in the second quarter of 2018 as compared to the second quarter of 2017, primarily due to the change in reporting of sales of excess raw materials discussed above. Excluding the impact of sales of excess raw materials, cost of sales decreased $63.7 million, or 4.4%, primarily due to decreased dairy commodity costs. The Class I price was 5.9% below prior-year levels.
Gross Margin — Our gross margin decreased to 22.2% in the second quarter of 2018 as compared to 24.3% in the second quarter of 2017. This decrease was primarily due to overall volume declines and the change in reporting of excess raw materials discussed above, in addition to a higher mix of private label products in the second quarter of 2018, which carry lower margins than our branded products. Excluding the impact of the change in reporting of excess raw materials, our gross margin would have been 23.7% in the second quarter of 2018.
Operating Costs and Expenses — Operating costs and expenses increased $52.4 million, or 12.4%, in the second quarter of 2018 as compared to the second quarter of 2017. Significant changes to operating costs and expenses in the second quarter of 2018 as compared to the second quarter of 2017 include the following:

•
Selling and distribution costs decreased by $1.3 million during the second quarter of 2018 primarily due to a decrease in insurance costs of $3.1 million and lower salaries and wages and employee-related costs of $5.6 million associated with lower headcount in comparison to the prior year as we execute our enterprise-wide cost productivity plan. These decreases were partly offset by higher freight costs of $6.1 million and fuel costs of $2.3 million.

•
General and administrative costs decreased by $6.3 million during the second quarter of 2018 in comparison to the prior period primarily due to decreases in salaries and wages and employee-related costs of $8.5 million associated with lower headcount in comparison to the prior year as we execute our enterprise-wide cost productivity plan. These decreases were partially offset by costs incurred in connection with our enterprise-wide cost productivity plan in the second quarter of 2018.

•	Facility closing and reorganization costs, net increased by $61.8 million during the second quarter of 2018. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded impairment charges to our long-lived assets of $2.2 million during the second quarter of 2018. There were no impairment charges during the second quarter of 2017. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded a $2.3 million gain from the remeasurement of our investment in Good Karma during the second quarter of 2018 in connection with a step-acquisition on June 29, 2018. See Note 3 to our unaudited Condensed Consolidated Financial Statements.

•	We recorded $1.7 million of equity in the earnings of our Organic Valley Fresh joint venture during the second quarter of 2018. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

Other Expense — Other expense decreased $1.8 million during the second quarter of 2018 as compared to the second quarter of 2017. This decrease in expense was primarily due to lower interest expense in the second quarter of 2018 compared to the prior period, primarily due to the repayment in full of the $142 million outstanding aggregate principal amount of subsidiary senior notes on October 16, 2017.
Income Taxes — Income tax benefit was recorded at an effective rate of 24.6% for the second quarter of 2018 compared to income tax expense at a 40.3% effective tax rate for the second quarter of 2017. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the second quarter of 2018, the company recorded a discrete tax benefit of $16.2 million, primarily related to one-time tax impacts related to facility closing and reorganization costs and impairment charges. Excluding the impact of these discrete items, our effective tax rate for the second quarter of 2018 was 27.5%.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net Sales — The change in net sales was due to the following:

Six Months Ended June 30, 2018 vs. 2017
(In millions)
Volume, pricing and product mix changes	(273.9)
Acquisitions	8.5
Sales of excess raw materials	$274.7
Total increase	$9.3

Net sales increased $9.3 million, or 0.2%, during the first six months of 2018 as compared to the first six months of 2017, primarily due to sales of excess raw materials of $274.7 million during the first six months of 2018. Excluding the impact of sales of excess raw materials, net sales decreased $265.4 million, or 6.8%. Net sales declines were primarily due to fluid milk volume declines from year-ago levels, driven predominantly by overall category declines, the loss of volume from two large retailers starting in the second quarter of 2018 and lower branded fluid milk volumes due to continued retailer investment in private label products. Net sales were further impacted by decreased pricing, as a result of decreases in dairy commodity costs from year-ago levels. On average, during the first six months of 2018, the Class I price was 11.1% below prior-year levels. Net sales declines were partially offset by volumes associated with the Uncle Matt's acquisition, which contributed $8.5 million to net sales during the first six months of 2018.
The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2018 in comparison to the first six months of 2017:

	Six Months Ended June 30*
	2018	2017	% Change
Class I mover(1)	$14.47	$16.27	(11.1)%
Class I raw skim milk mover(1)(2)	6.04	8.12	(25.6)
Class I butterfat mover(2)(3)	2.47	2.41	2.5
Class II raw skim milk minimum(1)(4)	5.64	7.39	(23.7)
Class II butterfat minimum(3)(4)	2.51	2.48	1.2

*
The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus producer premiums and a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2017 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
Cost of Sales — Cost of sales increased $57.7 million, or 1.9%, in the first six months of 2018 as compared to the first six months of 2017, primarily due to the change in reporting of sales of excess raw materials discussed above. Excluding the impact of sales of excess raw materials, costs of sales decreased $216.9 million, or 7.2%, primarily due to decreased dairy commodity costs. The Class I price was 11.1% below prior-year levels.
Gross Margin — Our gross margin decreased to 22.4% for the first six months of 2018 as compared to 23.7% for the first six months of 2017. This decrease was primarily due to the change in reporting of excess raw materials discussed above. Excluding the impact of the change in reporting of excess raw materials, our gross margin would have been 24.1% for the first six months of 2018.
Operating Costs and Expenses — Operating costs and expenses increased $27.4 million, or 3.1%, in the first six months of 2018 as compared to the first six months of 2017. Significant changes to operating costs and expenses in the first six months of 2018 as compared to the first six months of 2017 include the following:

•
Selling and distribution costs decreased by $0.4 million during the first six months of 2018 primarily due to lower salaries and wages and other employee-related costs of $9.2 million associated with lower headcount in comparison to the prior year as we execute our enterprise-wide cost productivity plan, decreases in insurance costs of $3.4 million and declines in advertising and promotions costs of $3.5 million. These decreases were partly offset by increases in freight costs of $15.2 million and fuel costs of $4.0 million.

•
General and administrative costs decreased by $29.5 million in the first six months of 2018 in comparison to the prior period. General and administrative costs in the first six months of 2017 of $170.9 million included a charge due to litigation settlements and related legal expenses of $17.0 million. General and administrative costs of $141.5 million in the first six months of 2018 reflect decreases in salaries and wages and other employee-related costs of $12.6 million associated with lower headcount in comparison to the prior year as we execute our enterprise-wide cost productivity plan.

•	Facility closing and reorganization costs, net increased by $61.0 million during the first six months of 2018. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded impairment charges to our long-lived assets of $2.2 million during the first six months of 2018. There were no impairment charges during the first six months of 2017. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded a $2.3 million gain from the remeasurement of our investment in Good Karma during the first six months of 2018 in connection with a step-acquisition on June 29, 2018. See Note 3 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded $3.6 million of equity in the earnings of our Organic Valley Fresh joint venture during the first six months of 2018. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

Other Expense — Other expense decreased $4.9 million during the first six months of 2018 as compared to the first six months of 2017. This decrease in expense was primarily due to lower interest expense in the second quarter of 2018 compared to the prior period, primarily due to the repayment in full of the $142 million outstanding aggregate principal amount of subsidiary senior notes on October 16, 2017.
Income Taxes — Income tax benefit was recorded at an effective rate of 23.0% in the first six months of 2018 compared to income tax expense at a 50.7% effective tax rate in the first six months of 2017. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first half of 2018, our effective tax rate was impacted by the recognition of excess tax deficiencies related to share-based payments recorded in the provision for income taxes of $0.9 million, return to provision adjustments resulting in a $0.4 million tax benefit, an $18.6 million tax benefit of one-time tax impacts related to facility closing and reorganization costs and impairment charges, $0.6 million related to the gain on the Good Karma step-acquisition, and $0.6 million of other one-time tax impacts, including interest on uncertain tax positions and state tax rate changes. Excluding the impact of these discrete items, our effective tax rate for the first half of 2018 was 28.1%.
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
As of June 30, 2018, we had total cash on hand of $25.4 million, of which $3.4 million was attributable to our foreign operations. Historically, the cash held by our foreign subsidiary was reinvested indefinitely and was generally subject to U.S. income tax only upon repatriation to the U.S. However, the Tax Cuts and Jobs Act (the "Tax Act") required us to pay a one-time transition tax in 2017 on cumulative undistributed foreign earnings for which we had not previously provided U.S. taxes. We analyzed our foreign working capital and cash requirements and the potential tax liabilities that would be attributable to a repatriation of previously taxed earnings. In the second quarter 2018, we repatriated $9.9 million of cash resulting in no additional tax expense. Additionally, we will not consider the future earnings of our foreign subsidiary to be permanently reinvested and have determined that any tax effects resulting from this change would be immaterial.
At June 30, 2018, we had $862.1 million of long-term debt obligations, excluding unamortized debt issuance costs of $5.1 million, and $617.0 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March and June of 2018 and 2017, totaling approximately $16.4 million for each of the first six months of 2018 and 2017. We expect to pay quarterly dividends of $0.09 per share ($0.36 per share annually) for the remainder of 2018. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of

Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 9 to our unaudited Condensed Consolidated Financial Statements.
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
Loans outstanding under the Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.00% as of June 30, 2018) based on our total net leverage ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.00% as of June 30, 2018) based on our total net leverage ratio.
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
At June 30, 2018, we had no outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the six months ended June 30, 2018 was $2.6 million. There were no letters of credit issued under the Credit Facility as of June 30, 2018.
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
The receivables securitization facility has a liquidity termination date of January 4, 2020 and bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio. The receivables purchase agreement contains covenants consistent with those in the Credit Agreement. Advances outstanding under the receivables securitization facility will bear interest at a variable rate based on commercial paper and one month LIBO rates plus an applicable margin, and the Company will pay an unused fee between 0.40% and 0.55% on undrawn amounts, in each case based on the Company's total net leverage ratio.

Based on the monthly borrowing base formula, we had the ability to borrow up to $435.7 million of the total commitment amount under the receivables securitization facility as of June 30, 2018. The total amount of receivables sold to these entities as of June 30, 2018 was $557.8 million. During the first six months of 2018, we borrowed $1.2 billion and repaid $1.3 billion under the facility with a remaining balance of $160.0 million as of June 30, 2018. In addition to letters of credit in the aggregate amount of $108.7 million that were issued but undrawn, the remaining available borrowing capacity was $167.0 million at June 30, 2018. Our average daily balance under this facility during the six months ended June 30, 2018 was $168.8 million.
At August 2, 2018, we had $115.7 million of outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $108.7 million that were issued but undrawn.
Covenant Compliance — As of June 30, 2018, we were in compliance with all covenants under our credit agreements. The following describes our financial covenants pursuant to our current credit agreements.
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
The carrying value under the 2023 Notes at June 30, 2018 was $694.9 million, net of unamortized debt issuance costs of $5.1 million.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30
	2018	2017	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$120,760	$79,180	$41,580
Investing activities	(38,198)	(62,666)	24,468
Financing activities	(73,640)	(2,985)	(70,655)
Net increase in cash and cash equivalents	$8,922	$13,529	$(4,607)
Operating Activities
Net cash provided by operating activities increased by $41.6 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to lower dairy commodity costs and better working capital management in comparison to the prior period, partially offset by lower operating income in the first six months of 2018. Additionally, in the six months ended June 30, 2017, we made a discretionary pension contribution of $38.5 million to our company-sponsored pension plans.
Investing Activities
Net cash used in investing activities decreased by $24.5 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily attributable to the purchase price, net of cash acquired, of $21.6 million paid for the Uncle Matt's acquisition, which closed in the second quarter of 2017, and other investments of $9.0 million in the first six months of 2017, as compared to the purchase price, net of cash acquired, of $13.3 million paid for the Good Karma acquisition, which closed in the second quarter of 2018. Additionally, proceeds from the sale of fixed assets were $9.9 million higher in the first six months of 2018 in comparison to the prior period. Partially offsetting the decrease, capital expenditures were $2.7 million higher in the first six months of 2018 in comparison to the prior period.
Financing Activities
Net cash used in financing activities increased by $70.7 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was primarily attributable to net debt repayments of $56.8 million in the first six months of 2018 as compared to net debt proceeds of $16.4 million in the first six months of 2017. Net debt proceeds were partially offset by payments of financing costs related to the amendments to our Credit Agreement and receivables purchase agreement of $1.8 million in the first six months of 2017.
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
See Note 14 to our unaudited Condensed Consolidated Financial Statements.
Future Capital Requirements
During 2018, we intend to invest a total of approximately $125 million to $150 million in capital expenditures, primarily in support of our enterprise-wide cost productivity plan and other strategic initiatives and for our existing manufacturing facilities. For 2018, we expect cash interest to be approximately $56 million based upon current debt levels and projected forward interest rates under our Credit Facility and receivables securitization facility. Cash interest excludes amortization of deferred financing fees of approximately $3 million.
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
During the six months ended June 30, 2018, we experienced fluid milk volume declines from year-ago levels, driven predominantly by overall category declines and the loss of volume from two large retailers starting in the second quarter of 2018.
We expect marketplace volume and mix challenges to continue for the remainder of 2018. These challenges make the execution of our commercial initiatives and our enterprise-wide cost productivity plan critical to navigating our volume and competitive pressures.

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
Prices for conventional raw milk during the second quarter of 2018 were approximately 6% lower than year-ago levels and increased approximately 2% sequentially from the first quarter of 2018. We are currently projecting Class I raw milk costs to remain relatively benign for the remainder of 2018. Commodity price changes primarily impact our branded business as the changes in raw milk costs are essentially a pass-through cost on our private label products. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
Fuel, Resin and External Freight Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Additionally, in some cases we incur expenses associated with utilizing third-party carriers to deliver our products. The expenses we incur for external freight may vary based on capacity, carrier acceptance rates and other factors. In the first six months of 2018, we experienced higher levels of inflation than expected in external freight, fuel and resin costs. We expect the rate headwinds for freight and fuel to continue for the remainder of 2018. While we work to mitigate these headwinds through usage reductions and other productivity initiatives, we will not be able to fully offset the rate increases within the year.
Tax Rate
Income tax benefit was recorded at an effective rate of 23.0% in the first six months of 2018 compared to income tax expense at a 50.7% effective tax rate in the first six months of 2017. Our effective tax rate decreased in the first six months of 2018, primarily as a result of the 2017 Tax Act and the one-time tax impacts related to facility closing and reorganization costs and impairment charges. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause our tax rate to change from historical rates.
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
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2018.
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
August 7, 2018