Form 10-Q
period 2018-09-30
DEAN FOODS CO
filed 2018-11-08
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 2, 2018, the number of shares of the registrant's common stock outstanding was: 91,400,522.
Common Stock, par value $.01

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,785	$16,512
Receivables, net of allowances of $4,263 and $5,583	612,254	675,826
Income tax receivable	4,146	2,140
Inventories	262,173	278,063
Prepaid expenses and other current assets	34,095	47,338
Assets held for sale	4,188	—
Total current assets	938,641	1,019,879
Property, plant and equipment, net	999,438	1,094,064
Goodwill	190,714	167,535
Identifiable intangible and other assets, net	210,205	211,620
Deferred income taxes	15,464	10,731
Total	$2,354,462	$2,503,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$644,383	$671,070
Current portion of debt	1,162	1,125
Total current liabilities	645,545	672,195
Long-term debt, net	886,002	912,074
Deferred income taxes	42,365	60,018
Other long-term liabilities	196,216	203,595
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,401,589 and 91,123,759 shares issued and outstanding, with a par value of $0.01 per share	914	911
Additional paid-in capital	663,031	659,227
Retained earnings (accumulated deficit)	(825)	74,219
Accumulated other comprehensive loss	(90,668)	(78,410)
Total Dean Foods Company stockholders’ equity	572,452	655,947
Non-controlling interest	11,882	—
Total stockholders’ equity	584,334	655,947
Total	$2,354,462	$2,503,829
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net sales	$1,894,066	$1,937,620	$5,825,803	$5,860,028
Cost of sales	1,503,469	1,495,782	4,553,919	4,488,491
Gross profit	390,597	441,838	1,271,884	1,371,537
Operating costs and expenses:
Selling and distribution	349,244	332,551	1,031,961	1,015,624
General and administrative	66,582	67,950	208,076	238,895
Amortization of intangibles	5,150	5,232	15,306	15,542
Facility closing and reorganization costs, net	(2,679)	7,844	73,444	22,947
Impairment of long-lived assets	—	24,970	2,232	24,970
Other operating income	—	—	(2,289)	—
Equity in (earnings) loss of unconsolidated affiliate	(1,917)	—	(5,516)	—
Total operating costs and expenses	416,380	438,547	1,323,214	1,317,978
Operating income (loss)	(25,783)	3,291	(51,330)	53,559
Other expense:
Interest expense	13,810	16,527	41,912	50,410
Other expense, net	432	414	1,684	805
Total other expense	14,242	16,941	43,596	51,215
Income (loss) before income taxes	(40,025)	(13,650)	(94,926)	2,344
Income tax expense (benefit)	(13,377)	(3,677)	(25,997)	4,429
Loss from continuing operations	(26,648)	(9,973)	(68,929)	(2,085)
Income from discontinued operations, net of tax	—	11,355	—	11,355
Gain on sale of discontinued operations, net of tax	—	—	1,922	—
Net income (loss)	(26,648)	1,382	(67,007)	9,270
Net loss attributable to non-controlling interest	224	—	224	—
Net income (loss) attributable to Dean Foods Company	$(26,424)	$1,382	$(66,783)	$9,270
Average common shares:
Basic	91,372,325	90,939,101	91,302,990	90,844,613
Diluted	91,372,325	90,939,101	91,302,990	90,844,613
Basic income (loss) per common share:
Loss from continuing operations attributable to Dean Foods Company	$(0.29)	$(0.11)	$(0.75)	$(0.03)
Income from discontinued operations attributable to Dean Foods Company	—	0.13	0.02	0.13
Net income (loss) attributable to Dean Foods Company	$(0.29)	$0.02	$(0.73)	$0.10
Diluted income (loss) per common share:
Loss from continuing operations attributable to Dean Foods Company	$(0.29)	$(0.11)	$(0.75)	$(0.03)
Income from discontinued operations attributable to Dean Foods Company	—	0.13	0.02	0.13
Net income (loss) attributable to Dean Foods Company	$(0.29)	$0.02	$(0.73)	$0.10
Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income (loss)	$(26,648)	$1,382	$(67,007)	$9,270
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	1,363	1,627	4,589	4,903
Other comprehensive income	1,363	1,627	4,589	4,903
Reclassification of stranded tax effects related to the Tax Act(1)	—	—	(16,847)	—
Comprehensive income (loss)	(25,285)	3,009	(79,265)	14,173
Comprehensive loss attributable to non-controlling interest	224	—	224	—
Comprehensive income (loss) attributable to Dean Foods Company	$(25,061)	$3,009	$(79,041)	$14,173

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

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2018	91,123,759	$911	$659,227	$74,219	$(78,410)	$—	$655,947
Issuance of common stock	277,830	3	137	—	—	—	140
Share-based compensation expense	—	—	3,667	—	—	—	3,667
Reclassification of stranded tax effects related to the Tax Act(1)	—	—	—	16,847	(16,847)	—	—
Net loss attributable to Dean Foods Company	—	—	—	(66,783)	—	—	(66,783)
Fair value of non-controlling interest acquired	—	—	—	—	—	11,752	11,752
Net loss attributable to non-controlling interest	—	—	—	—	—	(224)	(224)
Issuance of subsidiary's common stock	—	—	—	—	—	354	354
Dividends	—	—	—	(25,108)	—	—	(25,108)
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $1,840	—	—	—	—	4,589	—	4,589
Balance, September 30, 2018	91,401,589	$914	$663,031	$(825)	$(90,668)	$11,882	$584,334

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
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(67,007)	$9,270
Income from discontinued operations, net of tax	—	(11,355)
Gain on sale of discontinued operations, net of tax	(1,922)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118,210	129,667
Share-based compensation expense	7,245	7,561
Non-cash facility closing and reorganization costs, net	38,862	4,740
Impairment of long-lived assets	2,232	24,970
Write-off of financing costs	—	1,080
Other operating income	(2,289)	—
Equity in (earnings) loss of unconsolidated affiliate	(5,516)	—
Deferred income taxes	(26,727)	3,227
Other, net	(2,216)	4,196
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	65,058	(3,248)
Inventories	16,565	9,704
Prepaid expenses and other assets	11,237	5,421
Accounts payable and accrued expenses	(31,928)	(85,226)
Income taxes receivable	(2,006)	5,218
Contributions to company-sponsored pension plans	—	(38,500)
Net cash provided by operating activities	119,798	66,725
Cash flows from investing activities:
Payments for property, plant and equipment	(68,680)	(61,384)
Payments for acquisitions, net of cash acquired	(13,324)	(21,596)
Proceeds from sale of fixed assets	19,083	3,112
Other investments	—	(11,000)
Net cash used in investing activities	(62,921)	(90,868)
Cash flows from financing activities:
Repayments of debt	(759)	(1,118)
Payments of financing costs	—	(1,767)
Proceeds from senior secured revolver	236,200	213,600
Payments for senior secured revolver	(247,300)	(209,900)
Proceeds from receivables securitization facility	1,810,000	1,690,000
Payments for receivables securitization facility	(1,825,000)	(1,635,000)
Proceeds from issuance of subsidiary's common stock	354	—
Cash dividends paid	(24,663)	(24,540)
Issuance of common stock, net of share repurchases for withholding taxes	(436)	(764)
Net cash provided by (used in) financing activities	(51,604)	30,511
Increase in cash and cash equivalents	5,273	6,368
Cash and cash equivalents, beginning of period	16,512	17,980
Cash and cash equivalents, end of period	$21,785	$24,348
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)
1. General
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion.
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, national white milk brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Friendly's®, Garelick Farms®, LAND O LAKES ® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms®, Mayfield ®, McArthur®, Meadow Gold ®, Oak Farms®, PET ® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 national, regional and local dairy brands, as well as private labels. We also sell and distribute organic juice, probiotic-infused juices, and fruit-infused waters under the Uncle Matt's Organic® brand. Additionally, we are party to the Organic Valley Fresh joint venture which distributes organic milk under the Organic Valley® brand to retailers. With our majority interest acquisition of Good Karma Foods, Inc., which was completed on June 29, 2018, we now sell and distribute flax-based milk and yogurt products under the Good Karma® brand. Dean Foods also makes and distributes juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery ("DSD") systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of brokers. Some national customer relationships are coordinated by our centralized corporate sales department or national brokers.
Basis of Presentation and Consolidation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 26, 2018. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and entities controlled by the Company through its direct ownership of a majority interest. The Company eliminates from its financial results all intercompany transactions between entities included in the consolidated financial statements. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and nine month periods ended September 30, 2018 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2017 Annual Report on Form 10-K.
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

The pro forma effect of the change in classification of sales of excess raw materials on our unaudited Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Pro Forma Results Assuming Retrospective Adoption of ASU 2014-09	Increase (Decrease) to Previously Reported Amounts	As Previously Reported	Pro Forma Results Assuming Retrospective Adoption of ASU 2014-09	Increase (Decrease) to Previously Reported Amounts
Net sales	$1,937,620	$2,085,944	$148,324	$5,860,028	$6,316,559	$456,531
Cost of sales	1,495,880	1,644,204	148,324	4,488,783	4,945,314	456,531
Gross profit	$441,740	$441,740	$—	$1,371,245	$1,371,245	$—
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
The effect of the retrospective presentation change related to the net periodic cost for pension and postretirement benefits on our unaudited Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Adjustment for Adoption of ASU 2017-07	As Revised	As Previously Reported	Adjustment for Adoption of ASU 2017-07	As Revised
Cost of sales	$1,495,880	$(98)	$1,495,782	$4,488,783	$(292)	$4,488,491
Gross profit	441,740	98	441,838	1,371,245	292	1,371,537
Selling and distribution	332,683	(132)	332,551	1,016,023	(399)	1,015,624
General and administrative	68,796	(846)	67,950	241,432	(2,537)	238,895
Total operating costs and expenses	439,525	(978)	438,547	1,320,914	(2,936)	1,317,978
Operating income	2,215	1,076	3,291	50,331	3,228	53,559
Other (income) expense, net	(662)	1,076	414	(2,423)	3,228	805
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
Effective in 2020
ASU No. 2018-15 — In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact ASU 2018-15 will have on our financial statements.
ASU No. 2018-13 — In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments were issued as a part of the FASB's disclosure framework project, which seeks to improve the effectiveness of disclosures in the notes to the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of this guidance. We do not intend to early adopt this ASU. We do not expect the adoption of ASU 2018-13 to have a material impact on our financial statements.

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
Effective in 2021
ASU No. 2018-14 — In August 2018, the FASB issued ASU 2018-14, Compensation — Retirement Benefits —Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. The amendments were issued as a part of the FASB's disclosure framework project, which seeks to improve the effectiveness of disclosures in the notes to the financial statements. The new guidance is effective for public entities for fiscal years beginning after December 15, 2020. Early adoption is permitted. We do not intend to early adopt this ASU. The amendments should be applied retrospectively. We do not expect the adoption of ASU 2018-14 to have a material impact on our financial statements.

2. Revenue Recognition
Disaggregation of Net Sales
The following table presents a disaggregation of our net sales by product type and revenue source. We believe these categories most appropriately depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017(1)	September 30, 2018	September 30, 2017(1)
	(In thousands)
Fluid milk	$1,118,474	$1,266,951	$3,535,696	$3,950,295
Ice cream(2)	303,740	307,319	864,343	887,658
Fresh cream(3)	99,771	99,930	291,537	280,712
Extended shelf life and other dairy products(4)	44,379	47,410	135,804	142,126
Cultured	65,343	72,223	195,013	216,408
Other beverages(5)	71,506	73,825	208,550	220,859
Other(6)	32,577	33,621	95,675	88,640
Subtotal	1,735,790	1,901,279	5,326,618	5,786,698
Sales of excess raw materials(7)	112,446	—	387,128	—
Sales of other bulk commodities	45,830	36,341	112,057	73,330
Total net sales	$1,894,066	$1,937,620	$5,825,803	$5,860,028

(1)
Prior period amounts have not been restated as we have elected to adopt ASC 606 using the modified retrospective method. Sales of excess raw materials of $148.3 million and $456.5 million for the three and nine months ended September 30, 2017, respectively, were included as a reduction of cost of sales in our unaudited Condensed Consolidated Statements of Operations.

(2)	Includes ice cream, ice cream mix and ice cream novelties.

(3)	Includes half-and-half and whipping creams.

(4)	Includes creamers and other extended shelf life fluids.

(5)	Includes fruit juice, fruit flavored drinks, iced tea, water and flax-based milk.

(6)	Includes items for resale such as butter, cheese, eggs and milkshakes.

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

The following table presents a disaggregation of our net product sales between sales of Company-branded products versus sales of private label products:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Branded products	$844,356	$909,186	$2,607,751	$2,816,782
Private label products	891,434	992,093	2,718,867	2,969,916
Subtotal	1,735,790	1,901,279	5,326,618	5,786,698
Sales of excess raw materials	112,446	—	387,128	—
Sales of other bulk commodities	45,830	36,341	112,057	73,330
Total net sales	$1,894,066	$1,937,620	$5,825,803	$5,860,028
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
The acquisition was funded through cash on hand. The pro forma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. Good Karma’s results of operations have been consolidated in our unaudited Condensed Consolidated Statements of Operations from the date of acquisition.
Prior to the June 29, 2018 step-acquisition, we accounted for our investment in Good Karma under the equity method of accounting based upon our ability to exercise significant influence over the investee through our ownership interest and representation on Good Karma's board of directors. Our equity in the earnings of this investment was not material to our unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2018.

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
4. Investments in Unconsolidated Affiliates
Organic Valley Fresh Joint Venture — In the third quarter of 2017, we commenced the operations of our 50/50 strategic joint venture with Cooperative Regions of Organic Producer Pools (“CROPP”), an independent farmer cooperative that distributes organic milk and other organic dairy products under the Organic Valley® brand. The joint venture, called Organic Valley Fresh, combines our processing plants and refrigerated DSD system with CROPP's portfolio of recognized brands and products, marketing expertise, and access to an organic milk supply from America's largest cooperative of organic dairy farmers to bring the Organic Valley® brand to retailers. We and CROPP each made a capital contribution of $2.0 million to the joint venture during the third quarter of 2017. We received cash distributions from the joint venture of $2.8 million for the nine months ended September 30, 2018.
We have concluded that Organic Valley Fresh is a variable interest entity, but we have determined that we are not the primary beneficiary of the Organic Valley Fresh joint venture because we do not have the power to direct the activities that most significantly affect the economic performance of the joint venture; therefore, the financial results of the joint venture have not been consolidated in our unaudited Condensed Consolidated Financial Statements. We are accounting for this investment under the equity method of accounting. Our equity in the earnings of the joint venture are included as a component of operating income as we have determined that the joint venture's operations are integral to, and an extension of, our business operations. Our equity in the earnings of the joint venture was $1.9 million and $5.5 million for the three and nine months ended September 30, 2018, respectively.
5. Inventories
Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Raw materials and supplies	$107,951	$106,814
Finished goods	154,222	171,249
Total	$262,173	$278,063
6. Goodwill and Intangible Assets
As of September 30, 2018, the gross carrying value of goodwill was $2.26 billion and accumulated goodwill impairment was $2.08 billion. We recorded a goodwill impairment charge of $2.08 billion in 2011 with no goodwill impairment charges in subsequent years.

The changes in the net carrying amounts of goodwill as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

Balance at December 31, 2017	$167,535
Acquisitions(1)	23,179
Balance at September 30, 2018	$190,714

(1)
The increase in the net carrying amount of goodwill from December 31, 2017 to September 30, 2018 is related to the Good Karma acquisition and the finalization of tax matters associated with the Uncle Matt's acquisition. See Note 3.

The net carrying amounts of our intangible assets other than goodwill as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018				December 31, 2017
	Acquisition Costs(1)	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$69,315	$—	$—	$69,315	$58,600	$—	$—	$58,600
Intangible assets with finite lives:
Customer-related and other	83,545	—	(44,381)	39,164	80,685	—	(41,398)	39,287
Trademarks	230,709	(109,910)	(70,513)	50,286	230,709	(109,910)	(58,189)	62,610
Total	$383,569	$(109,910)	$(114,894)	$158,765	$369,994	$(109,910)	$(99,587)	$160,497

(1)
The increase in the carrying amount of intangible assets from December 31, 2017 to September 30, 2018 is related to an indefinite-lived trademark of $10.7 million and a finite-lived customer-related intangible of $2.9 million we recorded as a part of the Good Karma acquisition. See Note 3.

Our finite-lived trademarks will be amortized on a straight-line basis over their remaining useful lives, which range from approximately 2 to 8 years, with a weighted-average remaining useful life of approximately 5 years. Amortization expense on intangible assets for the three months ended September 30, 2018 and 2017 was $5.2 million and $5.2 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2018 and 2017 was $15.3 million and $15.5 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.
Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2018	$20.5
2019	20.6
2020	12.5
2021	10.8
2022	8.1

7. Debt
Our long-term debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018			December 31, 2017
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured revolving credit facility	$100	4.18	% *	$11,200	3.33	% *
Senior notes due 2023	700,000	6.50		700,000	6.50
	700,100			711,200
Subsidiary debt obligations:
Receivables securitization facility	190,000	3.21	*	205,000	2.48	*
Capital lease and other	1,912	—		2,671	—
	191,912			207,671
Subtotal	892,012			918,871
Unamortized debt issuance costs	(4,848)			(5,672)
Total debt	887,164			913,199
Less current portion	(1,162)			(1,125)
Total long-term portion	$886,002			$912,074
*    Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities at September 30, 2018 were as follows (in thousands):

2018	$346
2019	1,174
2020	190,392
2021	—
2022	100
Thereafter	700,000
Subtotal	892,012
Less unamortized debt issuance costs	(4,848)
Total debt	$887,164
Senior Secured Revolving Credit Facility — In March 2015, we entered into a credit agreement, as amended on January 4, 2017 and as further amended on November 6, 2018, in each case as described below (as amended, the "Credit Agreement"), pursuant to which the lenders provided us with a senior secured revolving credit facility in the amount of up to $450 million (the “Credit Facility”). Under the Credit Agreement, we have the right to request an increase of the aggregate commitments under the Credit Facility by up to $200 million, which we may request to be made available as either term loans or revolving loans, without the consent of any lenders not participating in such increase, subject to specified conditions. The Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans.
On January 4, 2017, we amended the Credit Agreement to, among other things, (i) extend the maturity date of the Credit Facility to January 4, 2022; (ii) modify the leverage ratio covenant to add a requirement that we comply with a maximum total net leverage ratio (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility) not to exceed 4.25 to 1.00 and to eliminate the maximum senior secured net leverage ratio requirement; (iii) modify the definition of “Consolidated EBITDA” to permit certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions; (iv) modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.25% as of September 30, 2018) based on our total net leverage ratio (as defined in the Credit Agreement), or (y) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50%

(1.25% as of September 30, 2018) based on our total net leverage ratio; (v) modify certain negative covenants to provide additional flexibility for the incurrence of debt, the payment of dividends and the making of certain permitted acquisitions and other investments; (vi) eliminate and release all real property as collateral for loans under the Credit Facility; and (vii) provide the Company the ability to request that increases in the aggregate commitments under the Credit Facility be made available as either revolving loans or term loans.
In connection with the execution of this amendment to the Credit Agreement, we paid certain arrangement fees of approximately $0.7 million to lenders and other fees of approximately $0.3 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $0.9 million of unamortized deferred financing costs in connection with this amendment.
On November 6, 2018, we amended the Credit Agreement, to modify the leverage ratio covenant and set the maximum total leverage ratio required to be complied with, (i) for the fiscal quarters ending on September 30, 2018 and December 31, 2018, at 4.25x, (ii) for the fiscal quarter ending on March 31, 2019, at 5.00x, (iii) for the fiscal quarter ending on June 30, 2019, at 5.50x, (iv) for the fiscal quarter ending on September 30, 2019, at 5.25x and (v) for each fiscal quarter ending thereafter, at 4.25x.
In connection with the execution of this amendment to the Credit Agreement, we paid certain arrangement fees of approximately $0.7 million to lenders and other fees of approximately $0.1 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
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
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments during a default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum total net leverage ratio of (i) for the fiscal quarters ending on September 30, 2018 and December 31, 2018, of 4.25x, (ii) for the fiscal quarter ending on March 31, 2019, of 5.00x, (iii) for the fiscal quarter ending on June 30, 2019, of 5.50x, (iv) for the fiscal quarter ending on September 30, 2019, of 5.25x and (v) for each fiscal quarter ending thereafter, of 4.25x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio (including borrowings under our receivables securitization facility) is in excess of 3.50x.
At September 30, 2018, we had $0.1 million outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the nine months ended September 30, 2018, was $2.4 million. There were no letters of credit issued under the Credit Facility as of September 30, 2018.
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
On January 4, 2017, we amended the purchase agreement governing the receivables securitization facility to, among other things, (i) extend the liquidity termination date to January 4, 2020, (ii) reduce the maximum size of the receivables securitization facility to $450 million, (iii) replace the senior secured net leverage ratio with a total net leverage ratio to be consistent with the amended leverage ratio covenant under the January 4, 2017 amendment to the Credit Agreement described above, and (iv) modify certain pricing terms such that advances outstanding under the receivables securitization facility will bear interest between 0.90% and 1.05%, and the Company will pay an unused fee between 0.40% and 0.55% on undrawn amounts, in each case based on the Company's total net leverage ratio.
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
The receivables purchase agreement contains covenants consistent with those contained in the Credit Agreement. We expect to enter into an amendment replacing the total net leverage ratio covenant in the receivables securitization facility to be consistent with the amendment to the Credit Agreement entered into on November 6, 2018, as described above.
Based on the monthly borrowing base formula, we had the ability to borrow up to $400.1 million of the total commitment amount under the receivables securitization facility as of September 30, 2018. The total amount of receivables sold to these entities as of September 30, 2018 was $578.6 million. During the first nine months of 2018, we borrowed $1.8 billion and repaid $1.8 billion under the facility with a remaining balance of $190.0 million as of September 30, 2018. In addition to letters of credit in the aggregate amount of $109.6 million that were issued but undrawn, the remaining available borrowing capacity was $100.5 million at September 30, 2018. Our average daily balance under this facility during the nine months ended September 30, 2018 was $152.9 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
The carrying value under the 2023 Notes at September 30, 2018 was $695.2 million, net of unamortized debt issuance costs of $4.8 million.
See Note 8 for information regarding the fair value of the 2023 Notes as of September 30, 2018.
Capital Lease Obligations and Other — Capital lease obligations of $1.9 million and $2.7 million as of September 30, 2018 and December 31, 2017, respectively, were primarily comprised of our leases for information technology equipment.

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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At September 30, 2018 and December 31, 2017, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In thousands)
Commodities contracts — current(1)	$2,056	$1,431	$310	$1,829
Commodities contracts — non-current(2)	—	—	—	15
Total derivatives	$2,056	$1,431	$310	$1,844

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 is as follows (in thousands):

	Fair Value as of September 30, 2018	Level 1	Level 2	Level 3
Asset — Commodities contracts	$2,056	$—	$2,056	$—
Liability — Commodities contracts	310	—	310	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 is as follows (in thousands):

	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
Asset — Commodities contracts	$1,431	$—	$1,431	$—
Liability — Commodities contracts	1,844	—	1,844	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair value of the 2023 Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amount and fair value of the 2023 Notes at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$658,700	$700,000	$698,250
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$7	$—	$7	$—
Mutual funds	1,782	—	1,782	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$22	$—	$22	$—
Mutual funds	1,785	—	1,785	—

9. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March, June and September of 2018 and 2017, totaling approximately $24.7 million and $24.5 million for the first nine months of 2018 and 2017, respectively. On November 8, 2018, the Board of Directors declared a quarterly dividend of $0.03 per share to be paid in December, 2018. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
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
The following table summarizes RSU activity during the nine months ended September 30, 2018:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2018	545,405	85,829	631,234
RSUs granted	739,982	95,669	835,651
Shares issued upon vesting of RSUs	(173,463)	(38,454)	(211,917)
RSUs canceled or forfeited(1)	(265,253)	(1,915)	(267,168)
RSUs outstanding at September 30, 2018	846,671	141,129	987,800
Weighted average grant date fair value	$11.53	$11.98	$11.60

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — In 2016, we began granting performance stock units ("PSUs") as a part of our long-term incentive compensation program. PSUs cliff vest and settle in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The PSUs are deemed granted in three separate one year tranches on the dates in which our Compensation Committee establishes the applicable annual performance goals. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the awards that are expected to vest. The fair value of the PSUs is remeasured at each reporting period. The following table summarizes PSU activity during the nine months ended September 30, 2018:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	121,807	$18.62
Granted	295,191	8.80
Vested	—	—
Forfeited or canceled	(36,340)	10.51
Performance adjustment(1)	(85,795)	18.13
Outstanding at September 30, 2018	294,863	$9.93

(1)
Represents an adjustment to the 2017 tranche of the 2016 and 2017 PSU awards based on actual performance during the 2017 annual performance period in relation to the established performance goal for that period. The actual performance for the 2017 annual performance period was certified by the Compensation Committee of our Board of Directors in the first quarter of 2018.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting date. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,322,580	$18.26
Granted	1,696,007	8.80
Converted/paid	(612,363)	17.98
Forfeited	(356,587)	13.13
Outstanding at September 30, 2018	2,049,637	$11.41
Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2018	700,467	$17.21
Forfeited and canceled	(299,914)	20.61
Exercised	—	—
Options outstanding and exercisable at September 30, 2018	400,553	$14.65	1.26	$—
We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2017 or 2018, nor do we currently plan to in the future. At September 30, 2018, there was no remaining unrecognized stock option expense related to unvested awards.
Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In thousands)
RSUs	$1,190	$2,084	$3,735	$4,738
PSUs(1)	(1,215)	(1,604)	(68)	(2,155)
Phantom shares	645	422	3,578	4,978
Total	$620	$902	$7,245	$7,561

(1)
The net credit to PSU expense for the three months ended September 30, 2018 is primarily the result of lower expected performance (relative to the established performance metric) associated with the 2018 tranche of these awards.

10. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option and stock unit conversions were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2018 and 2017 as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In thousands, except share data)
Basic loss per share computation:
Numerator:
Loss from continuing operations	$(26,648)	$(9,973)	$(68,929)	$(2,085)
Net loss attributable to non-controlling interest	224	—	224	—
Loss from continuing operations attributable to Dean Foods Company	$(26,424)	$(9,973)	$(68,705)	$(2,085)
Denominator:
Average common shares	91,372,325	90,939,101	91,302,990	90,844,613
Basic loss per share from continuing operations attributable to Dean Foods Company	$(0.29)	$(0.11)	$(0.75)	$(0.03)
Diluted loss per share computation:
Numerator:
Loss from continuing operations	$(26,648)	$(9,973)	$(68,929)	$(2,085)
Net loss attributable to non-controlling interest	224	—	224	—
Loss from continuing operations attributable to Dean Foods Company	$(26,424)	$(9,973)	$(68,705)	$(2,085)
Denominator:
Average common shares — basic	91,372,325	90,939,101	91,302,990	90,844,613
Stock option conversion(1)	—	—	—	—
RSUs and PSUs(2)	—	—	—	—
Average common shares — diluted	91,372,325	90,939,101	91,302,990	90,844,613
Diluted loss per share from continuing operations attributable to Dean Foods Company	$(0.29)	$(0.11)	$(0.75)	$(0.03)
(1) Anti-dilutive options excluded	401,269	1,211,592	448,925	1,492,474
(2) Anti-dilutive stock units excluded	1,142,746	1,068,640	1,085,982	1,010,675

11. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2018 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at June 30, 2018	$(87,250)	$(4,781)	$(92,031)
Other comprehensive income before reclassifications	(235)	—	(235)
Amounts reclassified from accumulated other comprehensive loss(1)	1,598	—	1,598
Net current-period other comprehensive income	1,363	—	1,363
Balance at September 30, 2018	$(85,887)	$(4,781)	$(90,668)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the nine months ended September 30, 2018 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(73,629)	$(4,781)	$(78,410)
Other comprehensive income before reclassifications	(215)	—	(215)
Amounts reclassified from accumulated other comprehensive loss(1)	4,804	—	4,804
Net current-period other comprehensive income	4,589	—	4,589
Reclassification of stranded tax effects related to the Tax Act(2)	(16,847)	—	(16,847)
Balance at September 30, 2018	$(85,887)	$(4,781)	$(90,668)

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In thousands)
Components of net periodic benefit cost:
Service cost	$732	$752	$2,196	$2,256
Interest cost	2,828	2,927	8,484	8,781
Expected return on plan assets	(4,411)	(4,758)	(13,233)	(14,274)
Amortizations:
Prior service cost	108	176	324	528
Unrecognized net loss	2,130	2,581	6,390	7,743
Net periodic benefit cost	$1,387	$1,678	$4,161	$5,034
We do not expect to make any contributions to the company-sponsored pension plans in 2018.
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In thousands)
Components of net periodic benefit cost:
Service cost	$170	$146	$510	$438
Interest cost	235	240	705	720
Amortizations:
Prior service cost	23	23	69	69
Unrecognized net gain	(118)	(114)	(354)	(342)
Net periodic benefit cost	$310	$295	$930	$885
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

The results of our analysis indicated an impairment to our property, plant and equipment at one of our production facilities of $2.2 million. The impairment was the result of declines in operating cash flows at this facility on both a historical and forecasted basis. This charge was recorded during the nine months ended September 30, 2018.
The results of our analysis indicated an impairment of our property, plant and equipment at three of our production facilities totaling $25.0 million. These impairments were the result of declines in operating cash flows at these facilities on both a historical and forecasted basis. These charges were recorded during the three months ended September 30, 2017.
We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization and reorganization strategies are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In thousands)
Closure of facilities, net(1)	$(2,679)	$3,048	$58,912	$10,737
Organizational effectiveness(2)	—	4,796	(331)	12,210
Enterprise-wide cost productivity plan(3)	—	—	14,863	—
Facility closing and reorganization costs, net	$(2,679)	$7,844	$73,444	$22,947

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2018 and 2017. These charges are primarily related to facility closures in Braselton, GA; Louisville, KY; Erie, PA; Huntley, IL; Thief River Falls, MN; Lynn, MA; Livonia, MI; Richmond, Virginia; Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Riverside, California; Denver, Colorado; and Buena Park, California. The net gain during the three months ended September 30, 2018 was primarily due to gains from the sale of properties for which we recognized restructuring charges in previous periods. We have incurred net charges to date of $110.4 million related to these facility closures through September 30, 2018. We expect to incur additional charges related to these facility closures of approximately $10.7 million related to shutdown, contract termination and other costs. As we continue the evaluation of our supply chain and distribution network, it is likely that we will close additional facilities in the future.

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

Activity with respect to facility closing and reorganization costs during the nine months ended September 30, 2018 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2017	Charges and Adjustments	Payments	Accrued Charges at September 30, 2018
	(In thousands)
Cash charges:
Workforce reduction costs	$5,863	$30,318	$(11,508)	$24,673
Shutdown costs	—	3,784	(3,784)	—
Lease obligations after shutdown	2,606	74	(1,005)	1,675
Other	—	406	(406)	—
Subtotal	$8,469	34,582	$(16,703)	$26,348
Non-cash charges:
Write-down of assets(1)		44,700
Gain on sale/disposal of related assets		(5,976)
Other, net		138
Subtotal		38,862
Total		$73,444

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
15. Segment, Geographic and Customer Information
We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy and dairy case products. We operate 58 manufacturing facilities which are geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated DSD systems in the United States. Our Chief Executive Officer evaluates the performance of our business based on operating income or loss before facility closing and reorganization costs, litigation settlements, impairments of long-lived assets, gains and losses on the sale of businesses and certain other non-recurring gains and losses.
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three and nine months ended September 30, 2018 and 2017. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 15.0% and 17.5% of our consolidated net sales in the three months ended September 30, 2018 and 2017, respectively and accounted for approximately 15.8% and 17.2% of our consolidated net sales in the nine months ended September 30, 2018 and 2017, respectively. As disclosed in Note 1, on a prospective basis, effective January 1, 2018, we began reporting sales of excess raw materials within the net sales line of our unaudited Condensed Consolidated Statements of Operations. As such, the computation, and comparison, of the percentages of our largest customer between fiscal periods is slightly impacted by the change in the presentation of excess raw material sales.

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
Recent Developments
2018 Significant Developments
On November 8, 2018, the Company announced that its Board of Directors reduced the quarterly dividend from $0.09 per share to $0.03 per share for the fourth quarter of 2018. See Note 9 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our cash dividends.
Matters Affecting Comparability
Our discussion of the results of operations for the three and nine months ended September 30, 2018 and 2017 is affected by our adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), on January 1, 2018. Historically, we presented sales of excess raw materials as a reduction of cost of sales within our unaudited Condensed Consolidated Statements of Operations. On a prospective basis, effective January 1, 2018, in connection with the adoption of ASC 606, we began reporting sales of excess raw materials within the net sales line of our unaudited Condensed Consolidated Statements of Operations.
Sales of excess raw materials included in net sales were $112.4 million and $387.1 million in the three and nine months ended September 30, 2018, respectively. Sales of excess raw materials included as a reduction to cost of sales were $148.3 million and $456.5 million in the three and nine months ended September 30, 2017, respectively. See Notes 1 and 2 to our unaudited Condensed Consolidated Financial Statements for additional information.
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

	Three Months Ended September 30				Nine Months Ended September 30
	2018		2017		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,894.1	100.0%	$1,937.6	100.0%	$5,825.8	100.0%	$5,860.0	100.0%
Cost of sales	1,503.5	79.4	1,495.8	77.2	4,553.9	78.2	4,488.5	76.6
Gross profit(1)	390.6	20.6	441.8	22.8	1,271.9	21.8	1,371.5	23.4
Operating costs and expenses:
Selling and distribution	349.2	18.4	332.6	17.2	1,032.0	17.7	1,015.6	17.3
General and administrative	66.6	3.5	67.9	3.5	208.1	3.6	238.9	4.1
Amortization of intangibles	5.2	0.3	5.2	0.2	15.3	0.3	15.5	0.3
Facility closing and reorganization costs, net	(2.7)	(0.1)	7.8	0.4	73.4	1.2	22.9	0.4
Impairment of long-lived assets	—	—	25.0	1.3	2.2	—	25.0	0.4
Other operating income	—	—	—	—	(2.3)	—	—	—
Equity in (earnings) loss of unconsolidated affiliate	(1.9)	(0.1)	—	—	(5.5)	(0.1)	—	—
Total operating costs and expenses	416.4	22.0	438.5	22.6	1,323.2	22.7	1,317.9	22.5
Operating income (loss)	$(25.8)	(1.4)%	$3.3	0.2%	$(51.3)	(0.9)%	$53.6	0.9%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2018 Compared to Quarter Ended September 30, 2017
Net Sales — The change in net sales was due to the following:

Three Months Ended September 30, 2018 vs. 2017
(In millions)
Volume, pricing and product mix changes	$(160.6)
Acquisitions	4.6
Sales of excess raw materials	112.4
Total decrease	$(43.6)
Net sales decreased $43.6 million, or 2.2%, during the third quarter of 2018 as compared to the third quarter of 2017, primarily due to fluid milk volume declines from year-ago levels, partly offset by the change in reporting of the sales of excess raw materials of $112.4 million during the third quarter of 2018. Excluding the impact of sales of excess raw materials, net sales decreased $156.0 million, or 8.1%. Fluid milk volume declines were driven predominantly by the the first full quarter of volume losses from two large retailers, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products. Net sales were further impacted by decreased pricing, as a result of decreases in dairy commodity costs from year-ago levels. On average, during the third quarter of 2018, the Class I price was 11.3% below prior-year levels. Net sales declines were partially offset by volumes associated with the Good Karma acquisition, which contributed $4.6 million to net sales in the third quarter of 2018.
We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization, but in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2018 compared to the third quarter of 2017:

	Three Months Ended September 30*
	2018	2017	% Change
Class I mover(1)	$14.79	$16.67	(11.3)%
Class I raw skim milk mover(1)(2)	5.88	6.73	(12.6)
Class I butterfat mover(2)(3)	2.60	2.91	(10.7)
Class II raw skim milk minimum(1)(4)	6.38	7.23	(11.8)
Class II butterfat minimum(3)(4)	2.56	2.94	(12.9)

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $7.7 million, or 0.5%, in the third quarter of 2018 as compared to the third quarter of 2017, primarily due to the change in reporting of sales of excess raw materials discussed above. Excluding the impact of sales of excess raw materials, cost of sales decreased $104.8 million, or 7.0%, primarily due to decreased dairy commodity costs. The Class I price was 11.3% below prior-year levels. This overall decrease was partly offset by incremental short-term costs associated with our accelerated facility closure activity during the third quarter of 2018.

Gross Margin — Our gross margin decreased to 20.6% in the third quarter of 2018 as compared to 22.8% in the third quarter of 2017. Excluding the impact of the change in reporting of excess raw materials discussed above, our gross margin would have been 21.9% in the third quarter of 2018. The decrease was primarily due to lost volumes that transitioned out of our network at a pace ahead of our ability to remove fixed costs, coupled with the incremental short-term costs we experienced related to our accelerated facility closure activity during the third quarter of 2018. With the impact of the lost volumes and the associated accelerated facility closure activity that we executed in the third quarter of 2018, production cost declines lagged the decline in volumes, resulting in higher per-unit costs and lower overall gross profit.
Operating Costs and Expenses — Operating costs and expenses decreased $22.2 million, or 5.1%, in the third quarter of 2018 as compared to the third quarter of 2017. Significant changes to operating costs and expenses in the third quarter of 2018 as compared to the third quarter of 2017 include the following:

•
Selling and distribution costs increased by $16.7 million during the third quarter of 2018 primarily due to increases in external freight costs of $7.6 million, fuel costs of $6.6 million and advertising and promotion costs of $1.7 million.

•
General and administrative costs decreased by $1.4 million during the third quarter of 2018 in comparison to the prior year primarily due to decreases in salaries and wages and employee-related costs of $3.5 million associated with lower headcount in comparison to the prior year as we execute our enterprise-wide cost productivity plan. These decreases were partially offset by costs incurred in connection with our enterprise-wide cost productivity plan in the third quarter of 2018.

•
Facility closing and reorganization costs, net decreased by $10.5 million during the third quarter of 2018. The net gain during the three months ended September 30, 2018 was primarily due to gains from the sale of properties for which we recognized restructuring charges in previous periods. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
There were no impairment charges to our long-lived assets during the third quarter of 2018. We recorded impairment charges of $25.0 million during the third quarter of 2017. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•	We recorded $1.9 million of equity in the earnings of our Organic Valley Fresh joint venture during the third quarter of 2018. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

Other Expense — Other expense decreased $2.7 million during the third quarter of 2018 as compared to the third quarter of 2017. This decrease in expense was primarily due to lower interest expense in the third quarter of 2018 compared to the prior period, primarily due to the repayment in full of the $142 million outstanding aggregate principal amount of subsidiary senior notes on October 16, 2017.
Income Taxes — Income tax benefit was recorded at an effective rate of 33.4% for the third quarter of 2018 compared to a 26.9% effective tax rate for the third quarter of 2017. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the third quarter of 2018, the Company recorded a discrete tax expense of $0.2 million, primarily related to one-time tax impacts related to facility closing and reorganization costs and state tax legislative changes. Excluding the impact of these discrete items, our effective tax rate for the third quarter of 2018 was 31.9%.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Sales — The change in net sales was due to the following:

Nine Months Ended September 30, 2018 vs. 2017
(In millions)
Volume, pricing and product mix changes	$(434.4)
Acquisitions	13.1
Sales of excess raw materials	$387.1
Total increase	$(34.2)

Net sales decreased $34.2 million, or 0.6%, during the first nine months of 2018 as compared to the first nine months of 2017, primarily due to fluid milk volume declines from year-ago levels, partly offset by the change in reporting of sales of excess raw materials of $387.1 million during the first nine months of 2018. Excluding the impact of sales of excess raw materials, net sales decreased $421.3 million, or 7.2%. Fluid milk volume declines were driven predominantly by the loss of volume from two large retailers, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products. Net sales were further impacted by decreased pricing, as a result of decreases in dairy commodity costs from year-ago levels. On average, during the first nine months of 2018, the Class I price was 11.2% below prior-year levels. Net sales declines were partially offset by volumes associated with the Uncle Matt's and Good Karma acquisitions, which contributed $17.2 million to net sales during the first nine months of 2018 as compared to $4.1 million associated with the Uncle Matt's acquisition during the first nine months of 2017. The Uncle Matt's acquisition closed on June 22, 2017 and net sales during the first nine months of 2017 reflect 101 days of Uncle Matt's operations.
The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2018 in comparison to the first nine months of 2017:

	Nine Months Ended September 30*
	2018	2017	% Change
Class I mover(1)	$14.58	$16.41	(11.2)%
Class I raw skim milk mover(1)(2)	5.98	7.65	(21.8)
Class I butterfat mover(2)(3)	2.52	2.58	(2.3)
Class II raw skim milk minimum(1)(4)	5.88	7.34	(19.9)
Class II butterfat minimum(3)(4)	2.53	2.64	(4.2)

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
Cost of Sales — Cost of sales increased $65.4 million, or 1.5%, in the first nine months of 2018 as compared to the first nine months of 2017, primarily due to the change in reporting of sales of excess raw materials discussed above. Excluding the impact of sales of excess raw materials, costs of sales decreased $321.7 million, or 7.2%, primarily due to decreased dairy commodity costs. The Class I price was 11.2% below prior-year levels.
Gross Margin — Our gross margin decreased to 21.8% for the first nine months of 2018 as compared to 23.4% for the first nine months of 2017. This decrease was primarily due to the change in reporting of excess raw materials discussed above. Excluding the impact of the change in reporting of excess raw materials, our gross margin would have been 23.4% for the first nine months of 2018.
Operating Costs and Expenses — Operating costs and expenses increased $5.2 million, or 0.4%, in the first nine months of 2018 as compared to the first nine months of 2017. Significant changes to operating costs and expenses in the first nine months of 2018 as compared to the first nine months of 2017 include the following:

•
Selling and distribution costs increased by $16.3 million during the first nine months of 2018 primarily due to increases in external freight costs of $22.9 million and fuel costs of $10.6 million. These increases were partially offset by decreases in salaries and wages and other employee-related costs of $7.4 million associated with lower headcount in comparison to the prior year as we execute our enterprise-wide cost productivity plan and decreases in insurance costs of $3.7 million.

•
General and administrative costs decreased by $30.8 million in the first nine months of 2018 in comparison to the prior period. General and administrative costs of $238.9 million in the first nine months of 2017 included a charge due to litigation settlements and related legal expenses of $17.0 million. General and administrative costs of $208.1 million in the first nine months of 2018 reflect decreases in salaries and wages and other employee-related costs of $18.1 million associated with lower headcount in comparison to the prior year as we execute our enterprise-wide cost productivity plan.

These decreases were partially offset by costs incurred in connection with our enterprise-wide cost productivity plan in the first nine months of 2018.

•	Facility closing and reorganization costs, net increased by $50.5 million during the first nine months of 2018. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded impairment charges to our long-lived assets of $2.2 million during the first nine months of 2018 compared to $25.0 million during the first nine months of 2017. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded a $2.3 million gain from the remeasurement of our investment in Good Karma during the first nine months of 2018 in connection with a step-acquisition on June 29, 2018. See Note 3 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded $5.5 million of equity in the earnings of our Organic Valley Fresh joint venture during the first nine months of 2018. See Note 4 to our unaudited Condensed Consolidated Financial Statements.

Other Expense — Other expense decreased $7.6 million during the first nine months of 2018 as compared to the first nine months of 2017. This decrease in expense was primarily due to lower interest expense in the first nine months of 2018 compared to the prior period, primarily due to the repayment in full of the $142 million outstanding aggregate principal amount of subsidiary senior notes on October 16, 2017.
Income Taxes — Income tax benefit was recorded at an effective rate of 27.4% in the first nine months of 2018 compared to income tax expense at a 189.0% effective tax rate in the first nine months of 2017. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first nine months of 2018, our effective tax rate was impacted by the recognition of excess tax deficiencies related to share-based payments recorded in the provision for income taxes of $1.0 million, return to provision adjustments resulting in a $0.5 million tax benefit, a $17.9 million tax benefit of one-time tax impacts related to facility closing and reorganization costs and impairment charges, $0.6 million related to the gain on the Good Karma step-acquisition and $0.2 million of other one-time tax impacts, including interest on uncertain tax positions and state tax legislative changes. Excluding the impact of these discrete items, our effective tax rate for the first nine months of 2018 was 34.0%.
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
As of September 30, 2018, we had total cash on hand of $21.8 million, of which $4.0 million was attributable to our foreign operations. Historically, the cash held by our foreign subsidiary was reinvested indefinitely and was generally subject to U.S. income tax only upon repatriation to the U.S. However, the Tax Cuts and Jobs Act (the "Tax Act") required us to pay a one-time transition tax in 2017 on cumulative undistributed foreign earnings for which we had not previously provided U.S. taxes. We analyzed our foreign working capital and cash requirements and the potential tax liabilities that would be attributable to a repatriation of previously taxed earnings. In the second quarter 2018, we repatriated $9.9 million of cash resulting in no additional tax expense. Additionally, we will not consider the future earnings of our foreign subsidiary to be permanently reinvested and have determined that any tax effects resulting from this change would be immaterial.
At September 30, 2018, we had $892.0 million of long-term debt obligations, excluding unamortized debt issuance costs of $4.8 million, and $550.4 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Beginning in 2015, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in March, June and September of 2018 and 2017, totaling approximately $24.7 million and $24.5 million for the first nine months of 2018 and 2017, respectively. On November 8, 2018, the Board of Directors declared a quarterly dividend of $0.03 per share to be paid in December, 2018. Our cash dividend policy is subject to modification, suspension or cancellation in any manner and at any time. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 9 to our unaudited Condensed Consolidated Financial Statements.
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
Loans outstanding under the Credit Facility will bear interest, at our option, at either (i) the LIBO Rate (as defined in the Credit Agreement) plus a margin of between 1.75% and 2.50% (2.25% as of September 30, 2018) based on our total net leverage ratio (as defined in the Credit Agreement), or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus a margin of between 0.75% and 1.50% (1.25% as of September 30, 2018) based on our total net leverage ratio.
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
 The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments during a default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (i) a maximum total net leverage ratio of (i) for the fiscal quarters ending on September 30, 2018 and December 31, 2018, of 4.25x, (ii) for the fiscal quarter ending on March 31, 2019, of 5.00x, (iii) for the fiscal quarter ending on June 30, 2019, of 5.50x, (iv) for the fiscal quarter ending on September 30, 2019, of 5.25x and (v) for each fiscal quarter ending thereafter, of 4.25x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (ii) a minimum consolidated interest coverage ratio of 2.25x. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio (including borrowings under our receivables securitization facility) is in excess of 3.50x.
At September 30, 2018, we had $0.1 million outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the nine months ended September 30, 2018 was $2.4 million. There were no letters of credit issued under the Credit Facility as of September 30, 2018.
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
The receivables securitization facility has a liquidity termination date of January 4, 2020 and bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our net leverage ratio. The receivables purchase agreement contains covenants consistent with those in the Credit Agreement. We expect to enter into an amendment replacing the total net leverage ratio covenant in the receivables securitization facility to be consistent with the amendment to the Credit Agreement entered into on November 6, 2018, as described above. Advances outstanding under the receivables securitization facility will bear interest at a variable rate based on commercial paper and one month LIBO rates plus an applicable margin, and the Company will pay an unused fee between 0.40% and 0.55% on undrawn amounts, in each case based on the Company's total net leverage ratio.
Based on the monthly borrowing base formula, we had the ability to borrow up to $400.1 million of the total commitment amount under the receivables securitization facility as of September 30, 2018. The total amount of receivables sold to these entities as of September 30, 2018 was $578.6 million. During the first nine months of 2018, we borrowed $1.8 billion and repaid $1.8 billion under the facility with a remaining balance of $190.0 million as of September 30, 2018. In addition to letters of credit in the aggregate amount of $109.6 million that were issued but undrawn, the remaining available borrowing capacity was $100.5 million at September 30, 2018. Our average daily balance under this facility during the nine months ended September 30, 2018 was $152.9 million.
At November 2, 2018, we had $163.2 million of outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $109.6 million that were issued but undrawn.
Covenant Compliance — As of September 30, 2018, we were in compliance with all covenants under our credit agreements. The following describes our financial covenants pursuant to our current credit agreements.
The Credit Agreement requires us to maintain a total net leverage ratio less than (i) for the fiscal quarters ending on September 30, 2018 and December 31, 2018, 4.25x, (ii) for the fiscal quarter ending on March 31, 2019, 5.00x, (iii) for the fiscal quarter ending on June 30, 2019, 5.50x, (iv) for the fiscal quarter ending on September 30, 2019, 5.25x and (v) for each fiscal quarter ending thereafter, 4.25x. In addition, the Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio (including borrowings under our receivables securitization facility) exceeds 3.50x. As described in more detail in our Credit Agreement, the total net leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $50 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness excludes borrowings under our receivables securitization facility and is calculated on a pro forma basis to give effect to permitted acquisitions, divestitures or refinancing of indebtedness. We expect to enter into an amendment replacing the total net leverage ratio covenant in the receivables securitization facility to be consistent with the amendment to the Credit Agreement entered into on November 6, 2018, as described above.
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
The carrying value under the 2023 Notes at September 30, 2018 was $695.2 million, net of unamortized debt issuance costs of $4.8 million.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30
	2018	2017	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$119,798	$66,725	$53,073
Investing activities	(62,921)	(90,868)	27,947
Financing activities	(51,604)	30,511	(82,115)
Net increase in cash and cash equivalents	$5,273	$6,368	$(1,095)
Operating Activities
Net cash provided by operating activities increased by $53.1 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily attributable to lower dairy commodity costs and better working capital management in comparison to the prior period, partially offset by lower operating income in the first nine months of 2018. Additionally, in the nine months ended September 30, 2017, we made a discretionary pension contribution of $38.5 million to our company-sponsored pension plans.
Investing Activities
Net cash used in investing activities decreased by $27.9 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily attributable to the purchase price, net of cash acquired, of $21.6 million paid for the Uncle Matt's acquisition, which closed in the second quarter of 2017, and other investments of $11.0 million in the first nine months of 2017, as compared to the purchase price, net of cash acquired, of $13.3 million paid for the Good Karma acquisition, which closed in the second quarter of 2018. Additionally, proceeds from the sale of fixed assets were $16.0 million higher in the first nine months of 2018 in comparison to the prior period. Partially offsetting the decrease, capital expenditures were $7.3 million higher in the first nine months of 2018 in comparison to the prior period.
Financing Activities
Net cash used in financing activities was $51.6 million in the nine months ended September 30, 2018 compared to net cash provided by financing activities of $30.5 million in the nine months ended September 30, 2017. This change was primarily attributable to net debt repayments of $26.9 million in the first nine months of 2018 as compared to net debt proceeds of $57.6 million in the first nine months of 2017. Net debt proceeds were partially offset by payments of financing costs related to the amendments to our Credit Agreement and receivables purchase agreement of $1.8 million in the first nine months of 2017.

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
See Note 14 to our unaudited Condensed Consolidated Financial Statements.
Future Capital Requirements
During 2018, we intend to invest a total of approximately $100 million to $120 million in capital expenditures, primarily in support of our enterprise-wide cost productivity plan and other strategic initiatives and for our existing manufacturing facilities. For 2018, we expect cash interest to be approximately $54 million based upon current debt levels and projected forward interest rates under our Credit Facility and receivables securitization facility. Cash interest excludes amortization of deferred financing fees of approximately $2 million.
On an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. We have also instituted a cash dividend policy and may repurchase shares of our common stock.

Known Trends and Uncertainties
Competitive Environment, Volume Performance and Enterprise-Wide Cost Productivity Plan
The fluid milk industry remains highly competitive, and we are currently navigating a number of challenging dynamics across our cost structure, volumes, customers, consumers and product mix. We continue to navigate a rapidly-changing industry landscape and a dynamic retail environment. Within private label fluid milk, competition for volume has increased significantly, and in some cases, we have lost volume. As a result, we have experienced increased levels of volume deleverage that have negatively impacted our operating income. In addition, retailers continue to aggressively price their private label products, which we believe negatively impacts our branded product sales, resulting in compressed margins.
During the nine months ended September 30, 2018, we experienced fluid milk volume declines from year-ago levels, driven predominantly by the loss of volume from two large retailers, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products. We expect volume and mix challenges to continue for the remainder of 2018. The effects of the volume declines on our operating results are being compounded by our accelerated facility closure activity. With the impact of the lost volumes, production cost declines lagged the decline in volumes, resulting in lower overall operating results. We believe some of these increased costs will continue through the remainder of 2018 and will subsequently stabilize as we move past this period of accelerated facility closure activity.
We are executing an aggressive enterprise-wide cost productivity plan to significantly reset our cost structure with targeted cost savings incremental to our annual productivity savings. We currently have legacy processes and systems that are fragmented and decentralized in many areas, which has created a cost structure that is disproportionately sensitive to small percentage declines in volume. We have organized our enterprise-wide cost productivity plan into three targeted work streams: rescaling our supply chain, optimizing spend management and integrating our operating model.We believe this plan is necessary to support our business strategy and deliver more consistent earnings and cash flow over the long term. The plan is phased over several years and requires significant one-time investments, including investments in people, infrastructure, technology and systems, which will negatively impact our profitability and cash flows.
Due to the phased implementation and timing of our initiatives and investments, we will not generate enough cost savings in 2018 to offset the planned investments, cost inflation, costs associated with accelerated facility closure activities and overall volume pressures. In addition, inflation, declining volumes and competitive pricing pressures have negated, and may continue to negate, some of the impact of our cost saving efforts. We also must execute our plans within our projected time frames in order to meet our financial projections and to remain competitive in the marketplace. In addition, if we continue to experience deteriorations in our profitability and cash flows, we may incur material asset impairments in the future. For further discussion of the risks relating to our cost productivity plan, see “Part I - Item 1A. Risk Factors - Business, Competitive and Strategic Risks - We may not realize anticipated benefits from our enterprise-wide cost productivity plan, and we may not complete this plan within our projected time frames, either of which could materially adversely impact our business, financial condition, results of operations and cash flows" in our 2017 Annual Report on Form 10-K.
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
Prices for conventional raw milk during the third quarter of 2018 were approximately 11% lower than year-ago levels and increased approximately 1% sequentially from the second quarter of 2018. We are currently projecting Class I raw milk costs to increase for the remainder of 2018. Commodity price changes primarily impact our branded business as the changes in raw milk costs are essentially a pass-through cost on our private label products. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.

Fuel, Resin and External Freight Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Additionally, in some cases we incur expenses associated with utilizing third-party carriers to deliver our products. The expenses we incur for external freight may vary based on capacity, carrier acceptance rates and other factors. In the first nine months of 2018, we experienced significant inflation in fuel, external freight and resin costs. In addition, our freight and fuel usage has increased due to the recent facility closure activity. We expect the headwinds for freight and fuel to continue for the remainder of 2018 due to rate and increased usage related to facility closure activities. While we work to mitigate these headwinds through usage reductions other route optimization productivity initiatives, we will not be able to fully offset the rate increases within the year.
Tax Rate
Income tax benefit was recorded at an effective rate of 27.4% in the first nine months of 2018 compared to income tax expense at a 189.0% effective tax rate in the first nine months of 2017. Our effective tax rate decreased in the first nine months of 2018, primarily as a result of the 2017 Tax Act and the one-time tax impacts related to facility closing and reorganization costs and impairment charges. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause our tax rate to change from historical rates.
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
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2017 Annual Report on Form 10-K.
Item 6. Exhibits

10.1	Third Amendment to Credit Agreement, dated November 6, 2018, among the Company, Bank of America, N.A., as Administrative Agent, and each lender party thereto (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
November 8, 2018