Form 10-K
period 2018-12-31
DEAN FOODS CO
filed 2019-02-28
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 29, 2018, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 29, 2018, was approximately $629 million.
The number of shares of the registrant’s common stock outstanding as of February 22, 2019 was 91,448,892.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 8, 2019, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, national white milk brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Friendly's®, Garelick Farms®, LAND O LAKES® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms®, Mayfield®, McArthur®, Meadow Gold®, Oak Farms®, PET ® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 national, regional and local dairy brands, as well as private labels. We also sell and distribute organic juice, probiotic-infused juices, and fruit-infused waters under the Uncle Matt's Organic® brand. Additionally, we are party to the Organic Valley Fresh joint venture which distributes organic milk under the Organic Valley® brand to retailers. With our majority interest acquisition of Good Karma Foods, Inc. ("Good Karma"), which was completed on June 29, 2018, we now sell and distribute flax-based beverages and yogurt products under the Good Karma® brand. Dean Foods also makes and distributes juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery ("DSD") systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of brokers. Some national customer relationships are coordinated by our centralized corporate sales department.
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

Developments Since January 1, 2018
Management Changes — Effective February 27, 2018, we appointed Jody L. Macedonio as Executive Vice President and Chief Financial Officer of the Company. Kurt W. Laufer, our former Senior Vice President and Chief Customer, Marketing & Innovation Officer, departed the Company effective May 4, 2018. Scott K. Vopni, our former Senior Vice President and Chief Accounting Officer, departed the Company effective January 11, 2019. Effective January 14, 2019, we appointed Chris Finck as Senior Vice President and Chief Sales Officer. Effective January 28, 2019, we appointed Jeff Dawson as Senior Vice President and Chief Accounting Officer of the Company.
Investment in Good Karma — On June 29, 2018, we increased our ownership interest in Good Karma Foods, Inc. ("Good Karma") to 67% with an additional investment of $15.0 million. The additional investment was accounted for as a step-acquisition within a business combination. Good Karma's results of operations have been consolidated in our Consolidated Statements of Operations from the date of acquisition. On October 12, 2018, we made a capital contribution to Good Karma of $3 million. Our current ownership interest in Good Karma is 69%. See Note 3 to our Consolidated Financial Statements for additional information regarding the Good Karma acquisition.
Quarterly Dividend — On November 8, 2018, we announced that our Board of Directors reduced the quarterly dividend from $0.09 per share to $0.03 per share for the fourth quarter of 2018. In February 2019, our Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. See Note 12 to our Consolidated Financial Statements for additional information regarding our cash dividends.
Refinancing of Senior Secured Revolving Credit Facility — On February 22, 2019, we terminated the credit agreement governing our prior senior secured revolving credit facility and entered into that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”), pursuant to which the lenders party thereto have provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”).
The Credit Facility is secured by substantially all of our assets and the assets of our material domestic subsidiaries (subject to certain exceptions, including the equity of our subsidiaries who are sellers under the Receivables Securitization Facility and the receivables sold thereunder) and matures on February 22, 2024, with a September 15, 2022 springing maturity date in the event we don’t repay or refinance the 2023 Notes on or prior to July 15, 2022. Please see “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information regarding the Credit Facility.
Amendment to Receivables Securitization Facility — On February 22, 2019, we amended and restated the existing receivables purchase agreement governing our receivables securitization facility (the “Receivables Securitization Facility”) to, among other things, (i) extend the liquidity termination date to February 22, 2022 and (ii) replace the leverage ratio covenant with a springing fixed charge coverage ratio covenant that requires us to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 at any time that our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) is less than 50% of the borrowing base under the Credit Facility (or, at any time prior to inclusion of certain equipment and real property, less than $100 million). Please see “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information regarding the amendment.
Exploration of Strategic Alternatives — On February 26, 2019, we announced the commencement of a review to explore and evaluate potential strategic alternatives to enhance shareholder value. These alternatives could include, among others, continuing to execute the Company's business plan including an increased focus on certain standalone strategic initiatives, the disposition of certain assets, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or a sale of the Company, or some combination of these.
Bylaw Amendment — On February 25, 2019, the board of directors of the Company (the “Board”) adopted Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws became effective immediately upon approval by the Board, and contain new provisions, located at Article XIII, specifying the Delaware Court of Chancery (or, if the Court of Chancery does not have jurisdiction, another state court or a federal court located within the State of Delaware) as the sole and exclusive forum for certain legal actions involving the Company unless the Company selects or consents to the selection of an alternative forum. The foregoing summary is qualified in its entirety by the full text of the Amended Bylaws, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

Overview
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $7.8 billion in 2018. The following charts depict our 2018 net sales, excluding sales of excess raw materials of $515.2 million and sales of other bulk commodities of $157.7 million, by product and product sales mix between company branded versus private label.
Net Sales for the Year Ended December 31, 2018

(1)	Includes half-and-half and whipping cream.

(2)	Includes creamers and other extended shelf-life fluids.

(3)	Includes fruit juice, fruit flavored drinks, iced tea, water, and flax-based beverages.

(4)	Includes ice cream, ice cream mix and ice cream novelties.

(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.

(6)	Includes all national, regional and local brands.

We sell our products under national, regional and local proprietary or licensed brands. Products not sold under these brands are sold under a variety of private labels. We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department. Our largest customer is Walmart Inc., including its subsidiaries such as Sam’s Club, which accounted for approximately 15.3% of our net sales for the year ended December 31, 2018.
Our brands include DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand. As of December 31, 2018, our national, local and regional proprietary and licensed brands included the following:

Alta Dena®	Hygeia®	PET® (licensed brand)
Arctic Splash®	Jilbert™	Pog® (licensed brand)
Barbers Dairy®	Knudsen® (licensed brand)	Price’s™
Barbe’s®	LAND O LAKES® (licensed brand)	Purity™
Berkeley Farms®	Land-O-Sun & design®	ReadyLeaf®
Broughton™	Lehigh Valley Dairy Farms®	Reiter™
Brown Cow®	Louis Trauth Dairy Inc.®	Robinson™
Brown’s Dairy®	Mayfield®	Schepps®
Chug®	McArthur®	Sonora™
Country Fresh™	Meadow Brook®	Steve's®
Country Love®	Meadow Gold®	Stroh’s®
Creamland™	Model Dairy®	Swiss Dairy™
DairyPure®	Morning Glory®	Swiss Premium™
Dean’s®	Nature’s Pride®	TruMoo®
Fieldcrest®	Nurture®	T.G. Lee®
Friendly's®	Nutty Buddy®	Turtle Tracks®
Fruit Rush®	Oak Farms®	Tuscan®
Gandy’s™	Orchard Pure®	Uncle Matt's Organic®
Garelick Farms®	Organic Valley® (licensed by joint venture)	Viva®
Good Karma®	Over the Moon®

We currently operate 58 manufacturing facilities in 29 states located largely based on customer needs and other market factors, with distribution capabilities across all 50 states. For more information about our facilities, see “Item 2. Properties.” Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct-to-store delivery” or “DSD” system. We believe that we have one of the most extensive refrigerated DSD systems in the United States.
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
For more information on factors that could impact our business, see “— Government Regulation — Milk Industry Regulation” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Conventional Raw Milk and Other Inputs.” See Note 20 to our Consolidated Financial Statements for segment, geographic and customer information.
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
Intellectual Property
We are continually developing new technology and enhancing existing proprietary technology related to our dairy operations. Seven U.S. and eight international patents have been issued to us, two U.S. patents have been allowed, and three U.S. and five international patent applications are pending. Our U.S. patents are expected to expire at various dates between February 2019 and December 2035. If the pending U.S. patent applications are granted, those patents would be expected to expire at various dates between June 2035 and October 2037. Our international patents are expected to expire at various dates between February 2028 and March 2030. If the pending international patent applications are granted, those patents would be expected to expire in September 2037.
We primarily rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology or trademarks.
Employees
As of December 31, 2018, we had approximately 15,000 employees. Approximately 38% of our employees participate in a multitude of collective bargaining agreements of varying duration and terms.
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
Labeling Regulations
We are subject to various labeling requirements with respect to our products at the federal, state and local levels. At the federal level, the FDA has authority to review product labeling, and the U.S. Federal Trade Commission (“FTC”) may review labeling and advertising materials including online and television advertisements, to determine if advertising materials are misleading. Similarly, many states review dairy product labels to determine whether they comply with applicable state laws. We believe we are in material compliance with all labeling laws and regulations applicable to our business.
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
Industry-wide volume softness across dairy product categories, particularly within fluid milk, continued in 2018. Decreasing dairy category volume has increased the impact of declining margins on our business. Periods of declining volumes limit the cost and price increases that we can seek to recapture. We have experienced volume losses and declines from historical levels from some of our largest customers, which has negatively impacted our sales and profitability. This will continue to have a negative impact in the future if we are not able to reduce costs quickly enough to offset the lost volume and attract and retain a profitable customer and product mix. We expect volume softness to continue in the future.
The continuing shift from branded to private label products could continue to negatively impact our profit margin.
We are experiencing a continuing shift from branded to private label milk products. Retailers continue to aggressively price their private label milk to drive foot traffic, which has been increasing the price gap between branded and private label milk. We believe this negatively affects our branded product sales as customers trade down to private label products. This trend could be accelerated by the continued expansion of deep discount supermarket retailers, such as Aldi and Lidl, in the U.S. market. These factors have negatively impacted and could continue to impact our mix and margins, which could materially adversely affect our profitability.
Our results of operations and financial condition depend heavily on commodity prices and the availability of raw materials and other inputs. Our failure or inability to respond to high or fluctuating input prices could adversely affect our profitability.
Our results of operations and financial condition depend heavily on the cost and supply of raw materials and other inputs including conventional raw milk, butterfat, cream and other dairy commodities, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Cost increases in raw materials and other inputs have caused and could continue to cause our profitability to decrease significantly compared to prior periods, as we may be unwilling or unable to increase our prices or unable to achieve cost savings to offset the increased cost of these raw materials and other inputs.
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
We are significantly impacted by changes in fuel costs due to our large DSD system consisting of refrigerated trucks and trailers that we own or lease. In some cases, we also use third-party carriers to deliver our products. Conditions that may affect logistics and freight costs include, among other things, the nationwide driver shortage, unemployment rates and competition for labor, federal regulations applicable to drivers/haulers, increased commodity costs, third-party capacity, carrier acceptance rates and other factors. Our profitability has been and may continue to be negatively impacted by increased logistics and freight costs.
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
Our exploration and pursuit of strategic alternatives may not be successful.
On February 26, 2019, we announced the commencement of a review to explore and evaluate potential strategic alternatives to enhance shareholder value. These alternatives could include, among others, continuing to execute the Company's business plan including an increased focus on certain standalone strategic initiatives, the disposition of certain assets, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or a sale of the Company, or some combination of these. We have not set a timetable for this process, nor have we made any decisions related to any potential strategic alternatives at this time. There can be no assurance that the strategic exploration process will result in a transaction or other outcome. We do not intend to provide updates unless or until we determine that further disclosure is appropriate or necessary.
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
In addition, we must execute our plans within our projected timelines in order to meet our financial projections and to remain competitive in the marketplace. We could encounter delays in executing our plans, which could cause further disruption and additional unanticipated expense. If we are unable to realize the anticipated benefits from our cost productivity plan or complete them within the targeted time frame, we may be unable to meet our financial projections, or realize the necessary cost savings to offset the anticipated impact from our volume deleverage and cost inflation. In addition, we could be cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease. Depending on the extent of the decline in our financial results and our financial and cash flow projections, we may also incur additional tangible or intangible asset impairment charges in future periods.

Our volume, sales and profits have been, and may continue to be, negatively impacted by the outcome of competitive bidding.
Many of our retail customers have become increasingly price sensitive and are investing in their own private label products, which has intensified the competitive environment in which we operate. As a result, we have been subject to a number of competitive bidding situations which have materially reduced our sales volumes and profitability on sales to several customers. We expect this trend of competitive bidding to continue. In order to win business in such a competitive environment, we may have to replace existing or lost volume with lower margin business, which could also negatively impact our profitability. Additionally, this competitive environment may result in us serving an increasing number of small format customers, which may raise the costs of production and distribution and negatively impact the profitability of our business. If we are unable to structure our business to appropriately respond to the pricing demands of our customers, we may lose customers to other processors that are willing to sell product at a lower cost, which could negatively impact our volume, sales and profits.
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
Numerous brands and products compete for shelf-space and sales, with competition based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitor’s products. Our products also face increased competition from plant-based milk alternatives. We compete with such alternatives for shelf-space and sales as well.
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
Our ability to generate positive cash flow and profits will depend partly on our successful execution of our business strategy, including the successful execution of our enterprise-wide cost productivity program. Our business strategy may require significant capital investment and management attention, which may result in the diversion of these resources from other business issues and opportunities. Additionally, the successful implementation of our current business strategy is subject to our ability to manage costs and expenses and implement our enterprise-wide cost productivity program, our ability to develop new and innovative products, the success of continuing improvement initiatives, our ability to leverage processing and logistical efficiencies, our consumers’ demand for our brands and products, the effectiveness of our advertising and targeting of consumers and channels, the availability of favorable acquisition opportunities and our ability to attract and retain qualified management and other personnel. There can be no assurance that we will be able to successfully implement our business strategy. If we cannot successfully execute our business strategy, our business, financial condition and results of operations may be adversely impacted.

The success of our business strategy depends upon our ability to build our brands.
Building strong brands is a key component of our business strategy in order to expand sales and volumes and to respond to the changing customer landscape. With the launch of our national brands, DairyPure® and TruMoo®, we have expanded from a regional branding strategy to a national branding strategy. We may be unable to fund the advertising and marketing campaigns necessary to build brand awareness and preference over other brands or our private label products. We may not be successful in our efforts to expand our regional brand presence to a national brand presence, and we cannot guarantee that the advertising and marketing campaigns we are able to fund will result in customer or consumer acceptance of our brands. Further, the success of our national branding strategy requires us to drive operational changes in order to have a national brand footprint. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.
Further, brand value could diminish significantly due to a number of factors, including future consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to produce consistently positive consumer experience or the products becoming unavailable to our consumers. The growing use of social and digital media by consumers and others increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Dean Foods, our brands or our products on social or digital media could seriously damage our brands, reputation and brand loyalty, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.
The loss of, or a material reduction or change in the mix of sales volumes purchased by, any of our largest customers could negatively impact our sales and profits.
Walmart Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 15.3% and 17.5% of our consolidated net sales in 2018 and 2017, respectively, and our top five customers, including Walmart, collectively accounted for approximately 29% and 32% of our consolidated net sales in 2018 and 2017, respectively. In connection with Walmart Inc.’s dairy processing plant in Indiana, we lost approximately 55 million gallons of private label fluid milk volume beginning in the second half of 2018, which equates to approximately 125 million gallons annually. In addition, we expect marketplace volume and mix changes to continue in 2019, including those associated with our largest customer.
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
We regularly evaluate acquisitions and other strategic opportunities as part of our business strategy. We face significant competition from numerous other bidders, many of which may have greater financial resources to allocate for acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us or may be available only at higher cost or valuations. Additionally, our existing debt and other financial obligations may restrict our ability to incur additional debt for acquisitions or our ability to consummate certain acquisitions. If we are unable to identify suitable acquisition candidates or successfully consummate the acquisitions and integrate the businesses we acquire, our business strategy may not succeed.
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
The efficient operation of our business depends on our information technology systems. We maintain a large database of confidential information and sensitive data in our information technology systems, including confidential employee, supplier and customer information that may subject to privacy and security laws, regulations and customer-imposed controls, and accounting, financial and other data on which we rely for internal and external financial reporting and other purposes. We rely extensively on information technology systems, networks and services, including those of third parties, to effectively manage and support our business processes and activities, including our business data, communications, supply chain, logistics, accounting and other business processes. If we do not allocate and effectively manage the resources necessary to build, manage and sustain an appropriate technology environment, our business or financial results could be negatively impacted.
    Additionally, as part of our current business strategy and the implementation of our enterprise-wide cost productivity plan to improve operations and cost structure, we are expanding and improving our information technologies, migrating certain systems to enterprise-wide systems solutions, and utilizing cloud-based services and systems and networks managed by third-party vendors to process, transmit and store information and to conduct certain of our business activities and transactions with employees, customers, consumers and other third parties. These initiatives have resulted in a larger technological presence and increased our exposure to cybersecurity risk, including risk that the data held by a third party could be breached or risk that a third-party service provider fails to perform effectively or that we fail to adequately monitor their performance, any of which may result in a negative impact to our business or financial results. Also, our ability to achieve anticipated enterprise-wide cost savings may be negatively impacted by our failure to assess and identify cybersecurity risks associated with our Information technology and related initiatives or our failure to fully or successfully implement such initiatives.
In addition, our information technology systems and infrastructure and those of third parties may be vulnerable to damage, disruption or shutdown due to circumstances beyond our control, including attacks by hackers, social engineering attacks, breaches, employee error or malfeasance, power outages, computer viruses, ransomware, telecommunication or utility failures, systems failures, service or cloud provider breaches, natural disasters or other catastrophic events, and it is possible for such vulnerabilities to remain undetected for an extended period. The misappropriation, theft, destruction, loss, or release of sensitive and/or confidential information, or interference with our information technology systems or those of our third-party providers could result in business disruption, negative publicity, damage to our brands and our reputation, negatively impact our relations with our customers or employees, and expose us to liability and litigation. Moreover, a security breach or the failure of our information technologies systems or those of our third party providers could also result in the alteration, corruption or loss of the accounting, financial or other data on which we rely for internal and external financial reporting and other purposes and, depending on the severity of the security breach or systems failure, could prevent the audit of our financial statements or our internal control over financial reporting from being completed on a timely basis or at all, or could negatively impact the resulting audit opinions. Any such damage or interruption, or alteration, corruption, or loss, could have a material adverse effect on our business, financial condition or results of operations or could cause our securities to become less liquid and the market price of our securities to decline.

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
The success of our business depends, in part, on maintaining a strong production platform and we rely on internal production resources and third-party co-packers to fulfill our manufacturing needs. As part of our ongoing cost reduction efforts, we have closed or announced the closure of a number of our plants since late 2012. It is possible that we may need to increase our reliance on third parties to provide manufacturing and supply services, commonly referred to as “co-packing” agreements, for a number of our products. In particular, there is increasing consumer preference for certain sized extended shelf life (“ESL”) products in certain categories and we do not currently have ESL manufacturing facilities. As such, we must rely on our co-packers to manufacture our ESL products. A failure by our co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products and cause damage to the reputation of our brand. If we need to enter into additional co-packing agreements in the future, we can provide no assurance that we would be able to find acceptable third-party providers or enter into agreements on satisfactory terms. Our inability to establish satisfactory co-packing arrangements could limit our ability to operate our business and could negatively affect our sales volumes and results of operations. If we cannot maintain sufficient production capacity, either internally or through third-party agreements, we may be unable to meet customer demand and/or our manufacturing costs may increase, which could negatively affect our business.
If we are unable to hire, retain and develop our leadership bench, or fail to develop and implement an adequate succession plan for current leadership positions, it could have a negative impact on our business.
Our continued and future success depends partly upon our ability to hire, retain and develop our leadership bench.  Effective succession planning is also a key factor in our long-term success. Any unplanned turnover or failure to develop or implement an adequate succession plan to backfill key leadership positions could deplete our institutional knowledge base and erode our competitive advantage. Our failure to enable the effective transfer of knowledge or to facilitate smooth transitions with regard to key leadership positions, could adversely affect our long-term strategic planning and execution and negatively affect our business, financial condition and results of operations.

Our existing debt and other financial obligations may restrict our business operations and we may incur even more debt.
We have substantial debt and other financial obligations and significant unused borrowing capacity. We may incur additional debt in the future. In addition to our other financial obligations, on December 31, 2018, we had $910.9 million of long-term debt obligations, excluding unamortized debt issuance costs of $4.6 million. On February 22, 2019, we terminated the credit agreement governing our prior senior secured revolving credit facility and replaced it with a new senior secured borrowing base revolving credit facility (the “Credit Facility”) that is governed by that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto. As a result of the termination, we recorded a write-off of unamortized debt issue costs of approximately $4 million. On February 22, 2019, we also amended and restated the existing receivables purchase agreement governing our receivables securitization facility (the “Receivables Securitization Facility”).
On February 22, 2019, we had the ability to borrow up to a combined additional $120.4 million under our Credit Facility and Receivables Securitization Facility, subject to compliance with certain conditions.
Borrowings under the Credit Facility are limited to the lower of $265 million and our borrowing base availability. The borrowing base under the Credit Facility, and consequently our available borrowing capacity under the Credit Facility, is currently $175 million and will remain such amount until we (i) satisfy certain conditions relating to the grant of security interests in certain of our equipment and real property and (ii) elect to include such equipment and real property in the borrowing base (the “Borrowing Base Conditions Completion Date”), at which time the borrowing base will be 65% of the value of such equipment and real property as of the Borrowing Base Conditions Completion Date. On and after the Borrowing Base Conditions Completion Date, to the extent that we dispose of the real property or other equipment included in the borrowing base and we do not pledge additional equipment or real property of equivalent value, our borrowing base will decrease and the availability under the Credit Facility will decrease below its stated amount. In addition, if at any time the amount of outstanding borrowings and letters of credit under the Credit Facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

We have pledged substantially all of our assets to secure our Credit Facility. Our debt and related debt service obligations could:

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
New or revised tax regulations could have an adverse effect on our results

We are subject to legislative or other actions relating to taxes that could have an adverse effect on the Company. The rules related to U.S. federal income taxation are consistently under review by persons involved in the legislative process, the Internal Revenue Service (“IRS”) and the U.S. Treasury Department.  These reviews and legislative changes can lead to changes in the tax rules in jurisdictions in which we operate, including tax reform in the U.S. that was enacted in December 2017, which could reduce our after-tax income and have an adverse effect on our results of operations.

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
Risks Related to Our Common Stock
Our Board of Directors can change our dividend policy at any time.
In November 2013, our Board of Directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Under this policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. Pursuant to this policy, we paid quarterly dividends of $0.09 per share in March, June and September of 2018 and of $0.03 per share in December of 2018 ($0.30 per share annually). In February 2019, our Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. Any determination to pay cash dividends on our common stock in the future may be affected by business conditions, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. In connection with the Board of Directors' suspension of our quarterly dividend, shares of our common stock could become less liquid and the market price of our common stock could decline.
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
Some of the plans in which we participate are reported to have significant underfunded liabilities, which could increase the amount of any potential withdrawal liability. This requires us to potentially make substantial withdrawal liability payments when we close a facility covered by one of these plans, which could hinder our ability to make otherwise appropriate management decisions to operate as efficiently as possible. In addition, under the Pension Protection Act of 2006 and the Multi-Employer Pension Reform Act of 2014, special funding rules apply to multiemployer pension plans that are classified as “endangered,” “seriously endangered,” “critical,” or "critical and declining" status. Some of the plans in which we participate are in critical or critical and declining status, and we have been required to make additional contributions and may be subject to additional contributions in the future. We are subject to substantial withdrawal liability with respect to a number of multiemployer pension plans in which we participate. Our greatest potential withdrawal liability is related to the Central States, Southeast and Southwest Areas Pension Fund, which is in “critical and declining” status and has been for a number of years based on that plan's annual Form 5500 filings, meaning it was less than 65% funded. The plan is currently projected to become insolvent in 2025. It is unclear what will happen to this plan in the future, and the effects and consequences of the plan’s insolvency are currently unknown. Future funding requirements and related charges associated with multiemployer plans in which we participate could limit the strategic alternatives available to us or could have a material negative impact on our results of operations, financial condition and cash flows.
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
As of December 31, 2018, approximately 38% of our employees were covered under collective bargaining agreements. Our collective bargaining agreements generally run in duration from 3 to 5 years. At any given time, we may face a number of union organizing drives. When we negotiate collective bargaining agreements or terms, we and the union may disagree on important issues which, in turn, could possibly lead to a strike, work slowdown or other job actions at one or more of our locations. In the event of a strike, work slowdown or other labor unrest, or if we are unable to negotiate labor contracts on reasonable terms, our ability to supply our products to customers could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities. In addition, our ability to make short-term adjustments to control compensation and benefits costs or otherwise to adapt to changing business requirements may be limited by the terms of our collective bargaining agreements.

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
The food production and marketing industry is subject to a variety of federal, state and local laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, packaging, storage, marketing, advertising, labeling quality and distribution of our products, as well as those related to worker health and workplace safety. Our activities are subject to extensive regulation. We are regulated by, among other federal and state authorities, the FDA, the EPA, the FTC, and the U.S. Departments of Agriculture, Commerce, Labor and Transportation. Federal legislation passed in 2016 directs the USDA to adopt rules requiring the labeling of products containing or derived from genetically engineered organisms. New rules adopted by the FDA redesigned the Nutrition Facts label and requires all packaged goods to use the new label by July 2018 (although the FDA has taken formal steps to extend that deadline, which is currently expected to be January 2020). Change and implementation of new labels on our products to comply with these rules may result in significant costs to our business. In addition, a growing number of local ordinances across the country have imposed a tax on sweetened beverages, which may have a negative impact on our sales, results of operations and our business. In addition, a number of states and localities are expected to consider similar laws. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers.
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
Our corporate headquarters are located in leased premises at 2711 North Haskell Avenue, Suite 3400, Dallas, Texas 75204. In addition, we operate 58 manufacturing facilities. We believe that our facilities are well maintained and are generally suitable and of sufficient capacity to support our current business operations and that the loss of any single facility would not have a material adverse effect on our operations or financial results.
We currently conduct our manufacturing operations within the following facilities, most of which are owned:

Homewood, Alabama(2)	Franklin, Massachusetts	Lansdale, Pennsylvania
City of Industry, California(2)	Wilbraham, Massachusetts	Lebanon, Pennsylvania
Hayward, California	Grand Rapids, Michigan	Schuylkill Haven, Pennsylvania
Englewood, Colorado	Marquette, Michigan	Sharpsville, Pennsylvania
Greeley, Colorado	Woodbury, Minnesota	Spartanburg, South Carolina
Deland, Florida	Billings, Montana	Sioux Falls, South Dakota
Miami, Florida	Great Falls, Montana	Athens, Tennessee
Orlando, Florida	North Las Vegas, Nevada	Nashville, Tennessee(2)
Hilo, Hawaii	Reno, Nevada	Dallas, Texas
Honolulu, Hawaii	Florence, New Jersey	El Paso, Texas
Boise, Idaho	Albuquerque, New Mexico	Houston, Texas
Belvidere, Illinois	Rensselaer, New York	Lubbock, Texas
Harvard, Illinois	High Point, North Carolina	McKinney, Texas
O’Fallon, Illinois	Winston-Salem, North Carolina	San Antonio, Texas
Rockford, Illinois	Bismarck, North Dakota	Salt Lake City, Utah
Decatur, Indiana	Tulsa, Oklahoma	St. George, Utah
Huntington, Indiana	Marietta, Ohio	Ashwaubenon, Wisconsin
LeMars, Iowa	Springfield, Ohio
Hammond, Louisiana	Toledo, Ohio
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
Our common stock trades on the New York Stock Exchange under the symbol “DF.” At February 22, 2019, there were 1,893 record holders of our common stock.
Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In February 2019, our Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. From 2015 through 2018, all awards of restricted stock units, performance stock units and phantom stock awards provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Current Debt Obligations” and Note 10 to our Consolidated Financial Statements for further information regarding the terms of our senior secured credit facility, including terms restricting the payment of dividends.

Item 6.	Selected Financial Data
The following selected financial data as of and for each of the years ended December 31, 2014 to 2018 has been derived from our Consolidated Financial Statements. The selected financial data does not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto.

	Year Ended December 31
	2018	2017(1)	2016(1)	2015(1)	2014(1)
	(Dollars in thousands, except share data)
Operating data:
Net sales(2)	$7,755,283	$7,795,025	$7,710,226	$8,121,661	$9,503,196
Cost of sales(2)	6,100,005	5,976,958	5,722,112	6,146,756	7,829,323
Gross profit(3)	1,655,278	1,818,067	1,988,114	1,974,905	1,673,873
Operating costs and expenses:
Selling and distribution	1,403,178	1,346,417	1,347,847	1,378,884	1,354,846
General and administrative	277,659	307,793	342,565	346,680	285,812
Amortization of intangibles(4)	20,456	20,710	20,752	21,653	2,889
Facility closing and reorganization costs, net	74,992	24,913	8,719	19,844	4,460
Litigation settlements(5)	—	—	—	—	(2,521)
Impairment of goodwill, intangible and long-lived assets(6)	204,414	30,668	—	109,910	20,820
Other operating (income) loss(7)	(2,289)	—	—	—	(4,535)
Equity in (earnings) loss of unconsolidated affiliate(8)	(7,939)	—	—	—	—
Total operating costs and expenses	1,970,471	1,730,501	1,719,883	1,876,971	1,661,771
Operating income (loss)	(315,193)	87,566	268,231	97,934	12,102
Other (income) expense:
Interest expense(9)	56,443	64,961	66,795	66,813	61,019
Loss on early retirement of debt(10)	—	—	—	43,609	1,437
Other (income) expense, net	2,877	1,362	(1,215)	822	1,929
Total other expense	59,320	66,323	65,580	111,244	64,385
Income (loss) from continuing operations before income taxes	(374,513)	21,243	202,651	(13,310)	(52,283)
Income tax expense (benefit)(11)	(42,283)	(26,179)	82,034	(5,229)	(32,096)
Income (loss) from continuing operations	(332,230)	47,422	120,617	(8,081)	(20,187)
Income (loss) from discontinued operations, net of tax(12)	—	11,291	(312)	(1,095)	(652)
Gain (loss) on sale of discontinued operations, net of tax(13)	4,872	2,875	(376)	668	543
Net income (loss)	(327,358)	61,588	119,929	(8,508)	(20,296)
Net loss attributable to non-controlling interest(14)	458	—	—	—	—
Net income (loss) attributable to Dean Foods Company	$(326,900)	$61,588	$119,929	$(8,508)	$(20,296)
Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(3.63)	$0.52	$1.33	$(0.09)	$(0.22)
Income (loss) from discontinued operations attributable to Dean Foods Company	0.05	0.16	(0.01)	—	—
Net income (loss) attributable to Dean Foods Company	$(3.58)	$0.68	$1.32	$(0.09)	$(0.22)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(3.63)	$0.52	$1.32	$(0.09)	$(0.22)
Income (loss) from discontinued operations attributable to Dean Foods Company	0.05	0.15	(0.01)	—	—
Net income (loss) attributable to Dean Foods Company	$(3.58)	$0.67	$1.31	$(0.09)	$(0.22)
Cash dividend declared per common share	$0.30	$0.36	$0.36	$0.28	$0.28
Average common shares:
Basic	91,327,846	90,899,284	90,933,886	93,298,467	93,916,656
Diluted	91,327,846	91,273,994	91,510,483	93,298,467	93,916,656
Balance sheet data (at end of period):
Total assets(15)	$2,118,492	$2,503,829	$2,606,227	$2,520,163	$2,768,714
Long-term debt(15)(16)	906,344	913,199	886,051	834,573	916,257
Other long-term liabilities	184,048	203,595	276,630	272,864	276,318
Dean Foods Company stockholders’ equity	302,960	655,947	610,556	545,504	627,318

(1)
Results for the years ended December 31, 2017, 2016, 2015 and 2014 have been revised to reflect the retrospective adoption of Accounting Standards Update No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost ("ASU 2017-07"). The adoption of ASU 2017-07 had no impact to net income (loss), basic earnings (loss) per share or diluted earnings (loss) per share for the years ended December 31, 2017, 2016, 2015 and 2014. See Note 1 to our Consolidated Financial Statements

(2)
As disclosed in Note 1 to our Consolidated Financial Statements, on a prospective basis, effective January 1, 2018, in connection with the adoption of ASC 606, we began reporting sales of excess raw materials within the net sales line of our Consolidated Statements of Operations. Historically, we presented sales of excess raw materials as a reduction of cost of sales within our Consolidated Statements of Operations. Sales of excess raw materials included in net sales were $515.2 million in the twelve months ended December 31, 2018.

(3)
As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

(4)
Prior to 2015, certain of our trademarks were not amortized as our intent was to continue to use these intangible assets indefinitely. During the first quarter of 2015, we approved the launch of DairyPure®, our national white milk brand. In connection with the approval of the launch of DairyPure®, we re-evaluated our indefinite-lived trademarks and determined them to be finite-lived, with remaining useful lives of 5 years. In the first quarter of 2016, we further evaluated the remaining useful life of our finite-lived trademarks in conjunction with our newly approved strategy around our ice cream brands. Based on our evaluation, we extended the useful lives of certain of our finite-lived trademarks. See Note 7 to our Consolidated Financial Statements.

(5)	Results for 2014 include reductions in a litigation settlement liability due to plaintiff class "opt outs."

(6)
Results for 2018 include a non-cash goodwill impairment of $190.7 million and non-cash impairment charges of $13.7 million related to property, plant and equipment at certain of our production facilities. Results for 2017 include non-cash impairment charges of $30.7 million related to property, plant and equipment at certain of our production facilities, and certain assets that are not expected to generate a future economic benefit. During the first quarter of 2015, we approved the launch of DairyPure®, our national white milk brand. In connection with the approval of the launch of DairyPure®, we changed our indefinite lived trademarks to finite lived, resulting in a triggering event for impairment testing purposes. Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million. Results for 2014 include non-cash impairment charges of $20.8 million related to property, plant, and equipment at certain of our production facilities. See Notes 7 and 17 to our Consolidated Financial Statements.

(7)
Results for 2018 include a $2.3 million gain from the remeasurement of our investment in Good Karma in connection with a step-acquisition on June 29, 2018. See Note 3 to our Consolidated Financial Statements. Results for 2014 include the final settlement of certain liabilities associated with the prior disposition of a manufacturing facility and the final disposal of assets associated with the closure of one of our manufacturing facilities.

(8)	Results for 2018 include $7.9 million of equity in earnings of our Organic Valley Fresh joint venture. See Note 4 to our Consolidated Financial Statements.

(9)
Results for 2017 include a charge of $1.1 million related to the write-off of deferred financing costs in connection with the amendments to our senior secured revolving credit facility and receivables securitization facility.

(10)
In March 2015, we redeemed the remaining $476.2 million principal amount of our outstanding senior notes due 2016 at a total redemption price of approximately $521.8 million. As a result, we recorded a $38.3 million pre-tax loss on early retirement of long-term debt in the first quarter of 2015. In December 2014, we completed the redemption of our remaining $24 million outstanding principal amount of our senior notes due 2018 at a redemption price equal to 104.875% of their principal amount, plus accrued and unpaid interest, of approximately $26.1 million in total. As a result, we recorded a $1.4 million pre-tax loss on early retirement of debt in 2014.

(11)	Results for 2017 include a one-time net income tax benefit of $43.7 million associated with the December 22, 2017 enactment of the Tax Cuts and Jobs Act (the "Tax Act").

(12)
Income (loss) from discontinued operations for each of the five years shown in the table above includes the operating results and certain other directly attributable expenses, including interest expense, related to the disposition of Morningstar and the spin-off of WhiteWave in 2013. See Note 3 to our Consolidated Financial Statements.

(13)	Amounts for each of the five years relate to the disposition of Morningstar and the spin-off of WhiteWave in 2013. See Note 3 to our Consolidated Financial Statements.

(14)
Results for 2018 include the net loss attributable to the non-controlling interest in Good Karma of $0.5 million. Good Karma's results of operations have been consolidated in our Consolidated Statement of Operations from the step-acquisition on June 29, 2018. See Note 3 to our Consolidated Financial Statements.

(15)
Beginning in the first quarter of 2016, unamortized debt issuance costs, not related to revolving credit agreements, of $6.8 million, $7.9 million and $0.9 million as of December 31, 2016, 2015 and 2014, respectively, were reclassified from other assets and netted against the outstanding debt balance due to the retrospective effect of ASU No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.

(16)	Includes the current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $7.8 billion in 2018. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers' locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated DSD systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of brokers. Some national customer relationships are coordinated by our centralized corporate sales department.
Our Reportable Segment
We have aligned our leadership team, operating strategy, and sales, logistics and supply chain initiatives into a single operating and reportable segment. Unless stated otherwise, any reference to income statement items in our financial statements refers to results from continuing operations.
Recent Developments
See “Part I — Item 1. Business — Developments Since January 1, 2018” for further information regarding recent developments that have impacted our financial condition and results of operations.
Matters Affecting Comparability

Our discussion of the results of operations for the twelve months ended December 31, 2018 and 2017 is affected by our adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), on January 1, 2018. Historically, we presented sales of excess raw materials as a reduction of cost of sales within our Consolidated Statements of Operations. On a prospective basis, effective January 1, 2018, in connection with the adoption of ASC 606, we began reporting sales of excess raw materials within the net sales line of our Consolidated Statements of Operations.

Sales of excess raw materials included in net sales were $515.2 million in the twelve months ended December 31, 2018. Sales of excess raw materials included as a reduction to cost of sales were $606.9 million and $551.5 million in the twelve months ended December 31, 2017 and 2016, respectively. See Notes 1 and 2 to our Consolidated Financial Statements for additional information.

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

	Year Ended December 31
	2018		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$7,755.3	100.0%	$7,795.0	100.0%	$7,710.2	100.0%
Cost of sales	6,100.0	78.7	5,976.9	76.7	5,722.1	74.2
Gross profit(1)	1,655.3	21.3	1,818.1	23.3	1,988.1	25.8
Operating costs and expenses:
Selling and distribution	1,403.2	18.1	1,346.4	17.3	1,347.8	17.5
General and administrative	277.6	3.6	307.8	3.9	342.6	4.4
Amortization of intangibles	20.5	0.3	20.7	0.3	20.8	0.3
Facility closing and reorganization costs, net	75.0	1.0	24.9	0.3	8.7	0.1
Impairment of goodwill and long-lived assets	204.4	2.6	30.7	0.4	—	—
Other operating income	(2.3)	(0.1)	—	—	—	—
Equity in (earnings) loss of unconsolidated affiliate	(7.9)	(0.1)	—	—	—	—
Total operating costs and expenses	1,970.5	25.4	1,730.5	22.2	1,719.9	22.3
Operating income (loss)	$(315.2)	(4.1)%	$87.6	1.1%	$268.2	3.5%

(1)
As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Sales — The change in net sales was due to the following:

Year Ended December 31, 2018 vs. 2017
(In millions)
Volume, pricing and product mix changes	$(573.3)
Acquisitions	18.4
Sales of excess raw materials	515.2
Total decrease	$(39.7)
Net sales decreased $39.7 million, or 0.5%, during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to fluid milk volume declines from year-ago levels, largely offset by the change in reporting of sales of excess raw materials of $515.2 million during 2018. Excluding the impact of sales of excess raw materials, net sales decreased $554.9 million, or 7.1%. Fluid milk volume declines were driven predominantly by the loss of volume from two large retailers, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products. Net sales were further impacted by decreased pricing, as a result of decreases in dairy commodity costs from year-ago levels. On average, during 2018, the Class I price was 9.8% below prior-year levels. Net sales declines were partially offset by volumes associated with the Uncle Matt's and Good Karma acquisitions, which contributed $26.4 million to net sales during 2018 as compared to $8.0 million associated with the Uncle Matt's acquisition during 2017. The Uncle Matt's acquisition closed on

June 22, 2017 and net sales during the year ended December 31, 2017 reflect 193 days of Uncle Matt's operations. The Good Karma acquisition closed on June 29, 2018 and net sales during the year ended December 31, 2018 reflect 186 days of Good Karma's operations.
We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization, but in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2018 compared to 2017:

	Year Ended December 31*
	2018	2017	% Change
Class I mover(1)	$14.84	$16.45	(9.8)%
Class I raw skim milk mover(1)(2)	6.23	7.60	(18.0)
Class I butterfat mover(2)(3)	2.52	2.61	(3.4)
Class II raw skim milk minimum(1)(4)	6.15	7.12	(13.6)
Class II butterfat minimum(3)(4)	2.53	2.62	(3.4)

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $123.0 million, or 2.1%, during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to the change in reporting of sales of excess raw materials discussed above. Excluding the impact of sales of excess raw materials, costs of sales decreased $392.1 million, or 6.6%, primarily due to decreased dairy commodity costs. The Class I price was 9.8% below prior-year levels. This decrease was partially offset by higher non-dairy commodity costs and higher than expected transitory costs related to our plant closure activities.
Gross Profit — Our gross margin decreased to 21.3% in 2018 as compared to 23.3% in 2017. This decrease was primarily due to the overall volume declines discussed above, in addition to the change in reporting of excess raw materials discussed above. Excluding the impact of the change in reporting of excess raw materials, our gross margin would have been 22.9% in 2018. Our gross margin was further impacted by continued transitory costs related to our accelerated plant closure activity, which include incremental product shrink and higher labor and freight costs.
Operating Costs and Expenses — Our operating expenses increased $240.0 million, or 13.9%, during the year ended December 31, 2018 in comparison to the year ended December 31, 2017. Significant changes to operating costs and expenses in the year ended December 31, 2018 as compared to the year ended December 31, 2017 include the following:

•
Selling and distribution costs increased by $56.8 million in comparison to the prior year primarily due to increases in external freight costs of $33.7 million, fuel costs of $20.6 million and advertising and promotion costs of $2.6 million.

•
General and administrative costs decreased by $30.1 million during the year ended December 31, 2018 in comparison to the prior period. General and administrative costs of $307.8 million in 2017 included charges of $17.0 million for litigation settlements reached in the first quarter of 2017 and the related legal expenses. General and administrative costs of $277.7 million in 2018 declined from the prior year driven by decreases in salaries and wages and employee-related costs of $26.4 million associated with lower headcount in comparison to the prior year as we execute our enterprise-wide cost productivity plan. These decreases were partially offset by costs incurred in connection with our enterprise-wide cost productivity plan in 2018.

•
Facility closing and reorganization costs increased by $50.1 million primarily due to costs associated with asset write-downs and other charges in connection with our accelerated facility closure activities. See Note 17 to our Consolidated Financial Statements.

•
We recorded total impairment charges of $204.4 million during the year ended December 31, 2018. This amount includes the full impairment of our goodwill of $190.7 million. There were no goodwill impairment charges during the year ended December 31, 2017. See Note 7 to our Consolidated Financial Statements. We also recorded impairment charges to our long-lived assets of $13.7 million and $30.7 million during the years ended December 31, 2018 and 2017, respectively. See Note 17 to our Consolidated Financial Statements.

•
We recorded a $2.3 million gain from the remeasurement of our investment in Good Karma during the year ended December 31, 2018 in connection with a step-acquisition on June 29, 2018. See Note 3 to our Consolidated Financial Statements.

•	We recorded $7.9 million of equity in the earnings of our Organic Valley Fresh joint venture during the year ended December 31, 2018. See Note 4 to our Consolidated Financial Statements.
Other (Income) Expense — Other expense decreased $7.0 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. This decrease in expense was primarily due to lower interest expense during 2018 compared to the prior year, primarily due to the repayment in full of the $142 million outstanding aggregate principal amount of subsidiary senior notes on October 16, 2017.
Income Taxes — Income tax benefit was recorded at an effective rate of 11.3% for 2018 compared to a (123.2)% effective tax rate in 2017. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2018, our effective tax rate was impacted by a decrease in tax benefit of $35.1 million related to the non-deductible portion of the goodwill impairment charge and an increase to tax expense of $17.4 million due to a change in valuation allowance primarily related to state deferred tax assets. In 2017, our effective tax rate was significantly impacted by the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), which resulted in a one-time benefit of $45.8 million related to the revaluation of our deferred tax assets and liabilities, partly offset by the recognition of a $2.1 million income tax expense associated with the mandatory deemed repatriation of our foreign earnings.
In 2018, excluding the net tax expense of $35.1 million related to the goodwill impairment and the $17.4 million tax expense related to our valuation allowance, our effective tax rate in 2018 would have been 25.3%. In 2017, our effective tax rate was also impacted by the adoption of Accounting Standards Update ("ASU") 2016-09, which requires excess tax benefits and tax deficiencies related to share-based payments to be recorded in the provision for income taxes, and an increase in our valuation allowance related to state net operating losses. Excluding the one-time net tax benefit of $43.7 million related to the Tax Act, the $3.0 million tax expense related to excess tax deficiencies, and the $5.9 million tax expense related to our valuation allowance, our effective tax rate in 2017 would have been 41.0%.
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
The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2017 compared to 2016:

	Year Ended December 31*
	2017	2016	% Change
Class I mover(1)	$16.45	$14.80	11.1%
Class I raw skim milk mover(1)(2)	7.60	6.75	12.6
Class I butterfat mover(2)(3)	2.61	2.37	10.1
Class II raw skim milk minimum(1)(4)	7.12	6.47	10.0
Class II butterfat minimum(3)(4)	2.62	2.32	12.9

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
Cost of Sales — Cost of sales increased 4.5% during the year ended December 31, 2017 in comparison to the year ended December 31, 2016, primarily due to increased dairy commodity costs. The Class I price was 11.1% above prior-year levels. This increase was partly offset by the volume declines described above.
Gross Profit — Gross profit percentage decreased to 23.3% in 2017 compared to 25.8% in 2016. This decrease was primarily due to higher input costs and the overall volume declines discussed above, in addition to a higher mix of private label milk products in 2017, which carry lower margins than our branded milk products.
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

•
General and administrative costs decreased by $34.8 million during the year ended December 31, 2017 in comparison to the prior period. General and administrative costs of $342.6 million in 2016 included severance charges of $11.6 million related to the announcement of our CEO succession plan and acquisition-related expenses of $4.6 million related to the June 2016 acquisition of Friendly's. General and administrative costs of $307.8 million in 2017 were impacted by significantly lower incentive compensation in comparison to the prior year. These decreases were partially offset by litigation settlements reached in the first quarter of 2017 and the related legal expenses, totaling $17.0 million.

•
Facility closing and reorganization costs increased by $16.2 million primarily due to costs associated with the implementation of our organizational structure change and asset write-downs and other charges associated with facilities closures. See Note 17 to our Consolidated Financial Statements.

•
We recorded impairment charges to our long-lived assets of $30.7 million during the year ended December 31, 2017. There were no impairment charges during the year ended December 31, 2016. See Note 17 to our Consolidated Financial Statements.

Other (Income) Expense — Other expense increased by $0.7 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to lower foreign currency exchange gains in 2017 as compared to 2016, partially offset by lower interest expense in 2017 as compared to 2016, primarily due to the refinancing of our senior secured revolving credit facility and receivables securitization facility in January 2017.
Income Taxes — Income tax benefit was recorded at an effective rate of (123.2)% for 2017 compared to a 40.5% effective tax rate in 2016. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2017, our effective tax rate was significantly impacted by the enactment of the Tax Act on December 22, 2017 discussed above. The reduction in the U.S. federal corporate income tax rate caused by the Tax Act triggered an immediate revaluation of our deferred tax assets and liabilities, which resulted in a $45.8 million one-time income tax benefit in 2017. This benefit was partly offset by the recognition of a $2.1 million income tax expense associated with the mandatory deemed repatriation of our foreign earnings.
In addition to the Tax Act impacts, our effective tax rate was impacted by the adoption of ASU 2016-09 discussed above. Excluding the one-time net tax benefit of $43.7 million related to the Tax Act, the $3.0 million tax expense related to excess tax deficiencies, and the $5.9 million tax expense related to our valuation allowance, our effective tax rate in 2017 would have been 41.0%.  In 2016, our effective tax rate was also impacted by the establishment of an uncertain tax position. Excluding the $3.0 million of tax expense related to this uncertain tax position, our effective tax rate in 2016 would have been 39.0%.
Liquidity and Capital Resources
Overview
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our new senior secured borrowing base revolving credit facility and our amended and restated receivables securitization facility, together will provide sufficient liquidity to allow us to meet our cash requirements for at least the next twelve months. Our anticipated uses of cash in 2019 include costs to execute our enterprise-wide cost productivity plan and other strategic initiatives; capital expenditures; working capital; financial obligations, including tax payments; acquisition of additional ownership in a majority-owned subsidiary, which we may or may not exercise; and other costs that may be necessary to invest in our business. We are also authorized to repurchase shares of our common stock pursuant to a stock repurchase program authorized by our Board of Directors. We have commenced a review to explore and evaluate potential strategic alternatives to enhance shareholder value. These alternatives could include, among others, continuing to execute on our business plan including an increased focus on certain standalone strategic initiatives, the disposition of certain assets, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or a sale of the Company, or some combination of these. We may also, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
As of December 31, 2018, we had total cash on hand of $24.2 million, of which $4.1 million was attributable to our foreign operations. Historically, the cash held by our foreign subsidiary was reinvested indefinitely and was generally subject to U.S. income tax only upon repatriation to the U.S. However, the Tax Act required us to pay a one-time transition tax in 2017 on cumulative undistributed foreign earnings for which we have not previously provided U.S. taxes. We analyzed our foreign working capital and cash requirements and the potential tax liabilities that would be attributable to a repatriation of previously taxed earnings. In the second quarter of 2018, we repatriated $9.9 million of cash resulting in no additional tax expense. Additionally, we will not consider the future earnings of our foreign subsidiary to be permanently reinvested and have determined that any tax effects resulting from this change would be immaterial.
At December 31, 2018, we had $910.9 million of long-term debt obligations, excluding unamortized debt issuance costs of $4.6 million. As of December 31, 2018, we had $137.7 million ($120.4 million as of February 22, 2019) of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business.
Strategic Activities Impacting Liquidity
Refinancing of Senior Secured Revolving Credit Facility — On February 22, 2019, we terminated the credit agreement governing our prior senior secured revolving credit facility and entered into that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit

Agreement”), pursuant to which the lenders party thereto have provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”).
The Credit Facility is secured by substantially all of our assets and the assets of our material domestic subsidiaries (subject to certain exceptions, including the equity of our subsidiaries who are sellers under the Receivables Securitization Facility and the receivables sold thereunder) and matures on February 22, 2024, with a September 15, 2022 springing maturity date in the event we don’t repay or refinance the 2023 Notes on or prior to July 15, 2022.

Amendment to Receivables Securitization Facility — On February 22, 2019, we amended and restated the existing receivables purchase agreement governing our receivables securitization facility (the “Receivables Securitization Facility”) to, among other things, (i) extend the liquidity termination date to February 22, 2022 and (ii) replace the leverage ratio covenant with a springing fixed charge coverage ratio covenant that requires us to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 at any time that our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) is less than 50% of the borrowing base under the Credit Facility (or, at any time prior to inclusion of certain equipment and real property, less than $100 million).

Previously, on January 17, 2019, we entered into Amendment No. 2 to Seventh Amended and Restated Receivables Purchase Agreement, Waiver and Reaffirmation of Performance Undertakings (“Amendment No. 2”). Pursuant to Amendment No. 2, among other matters the lenders under the Receivables Securitization Facility (the “RPA Lenders”) agreed to waive (i) compliance with the financial covenant in the Receivables Securitization Facility requiring the Company to maintain a Total Net Leverage Ratio (as defined in the Receivables Securitization Facility) of less than or equal to 4.25 to 1.00 for the test period ended December 31, 2018 (the “Financial Covenant”) and (ii) any cross default under the Receivables Securitization Facility arising from non-compliance with the Financial Covenant under the Revolving Credit Facility.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In February 2019, our Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. From 2015 through 2018, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in each quarter through September 30, 2018, and a quarterly dividend of $0.03 per share was paid in December 2018, totaling approximately $27.4 million for the year ended December 31, 2018. Quarterly dividends of $0.09 per share were paid in each quarter of 2017 and 2016, totaling approximately $32.7 million and $32.8 million for each of the years ended December 31, 2017 and 2016, respectively. Any future dividends and the dividend policy may be changed by the Board of Directors' discretion at any time. Dividends are presented as a reduction to retained earnings in our Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 12 to our Consolidated Financial Statements.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the years ended December 31, 2018 and 2017. As of December 31, 2018, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.

Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the year ended December 31, 2018 compared to the year ended December 31, 2017:

	Year Ended December 31
	2018	2017	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$152,962	$144,799	$8,163
Investing activities	(109,224)	(134,986)	25,762
Financing activities	(36,074)	(11,281)	(24,793)
Net increase (decrease) in cash and cash equivalents	$7,664	$(1,468)	$9,132
Operating Activities
Net cash provided by operating activities increased by $8.2 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily attributable to lower dairy commodity costs and better working capital management in comparison to the prior year, partially offset by lower operating income in 2018. Additionally, we made a discretionary pension contribution of $38.5 million to our company-sponsored pension plans in 2017.
Investing Activities
Net cash used in investing activities decreased by $25.8 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was primarily attributable to $15.1 million of higher proceeds from the sales of fixed assets in 2018 as compared to 2017. Additionally, the purchase price, net of cash acquired, for the Uncle Matt's acquisition was $21.6 million, which closed in the second quarter of 2017, and other investments were $11.0 million in 2017, as compared to the purchase price, net of cash acquired, of $13.3 million paid for the Good Karma acquisition, which closed in the second quarter of 2018. Partially offsetting these decreases, capital expenditures were $8.6 million higher in 2018 compared to 2017.
Financing Activities
Net cash used in financing activities increased by $24.8 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily attributable to net debt repayments of $8.0 million in 2018 as compared to net debt proceeds of $23.8 million in 2017, partially offset by a decrease of $5.3 million in cash dividends paid in 2018 compared to 2017.
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
Senior Secured Revolving Borrowing Base Credit Facility — On February 22, 2019, we terminated the credit agreement governing our prior senior secured revolving credit facility and entered into that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”), pursuant to which the lenders party thereto have provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”). Borrowings under the Credit Facility are limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount is equal to (i) on and following February 22, 2019 and prior to the date on which certain conditions relating to the grant of security interest in certain of our equipment and real property and our election to include such equipment and real property in the borrowing base, $175 million and (ii) thereafter, 65% of the value of such equipment and real property. The Credit Facility matures on February 22, 2024, with a September 15, 2022 springing maturity date in the event we don’t repay or refinance the 2023 Notes on or prior to July 15, 2022. A portion of the Credit Facility is available for the issuance of up to $25 million of standby letters of credit and up to $10 million of swing line loans.

The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of the 2023 Notes, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. The Credit Agreement includes a springing fixed charge covenant that requires the Company to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 at any time that the Company’s liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) at such time is less than 50% of the borrowing base under the Credit Facility (or, at any time prior to inclusion of certain equipment and real property, less than $100 million).

Loans outstanding under the Credit Facility bear interest, at the Company’s option, at either: (i) the Base Rate (as defined in the Credit Agreement) or (ii) the Adjusted Eurodollar Rate (as defined in the Credit Agreement), plus a margin ranging between 1.25% and 1.75% (in the case of Base Rate loans) or 2.25% and 2.75% (in the case of Eurodollar Rate loans), in each case based on the Company’s total net leverage ratio at such time.

The Company may make optional prepayments of the loans, in whole or in part, without penalty (other than applicable breakage and redeployment costs). Subject to certain exceptions and conditions described in the Credit Agreement, the Company will be obligated to prepay the Credit Facility with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The commitments under the Credit Facility will be reduced by an amount equal to 50% of the required prepayment amount in the event assets generating net proceeds in excess of $75 million not included in the borrowing base are sold in any fiscal year. The Credit Facility is guaranteed by the Company’s existing and future wholly owned material domestic subsidiaries, which are substantially all of the Company’s existing domestic subsidiaries other than the subsidiaries who are sellers under the Receivables Securitization Facility (as defined below).

At February 22, 2019, we had no outstanding borrowings under the Credit Facility and there were no letters of credit issued under the Credit Facility. Our average daily balance under the prior senior secured revolving credit during the year ended December 31, 2018 was $2.6 million.

Dean Foods Receivables Securitization Facility — We entered into an amended and restated receivables purchase agreement (the “Receivables Purchase Agreement”), which provides us with a $450 million receivables securitization facility (the “Receivables Securitization Facility”) pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes.

The Receivables Securitization Facility has a liquidity maturity date of February 22, 2022 and bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin based on our net leverage ratio. The Receivables Purchase Agreement contains covenants consistent with those contained in the Credit Agreement. Advances outstanding under the Receivables Securitization Facility will bear interest between 1.05% and 1.45%, and the Company will pay an unused fee between 0.40% and 0.50% on undrawn amounts, in each case based on our total net leverage ratio. We are required to comply with a springing fixed charge coverage ratio set at 1.05 to 1.00, which is triggered and applicable in the event our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) at such time is less than 50% of the borrowing base under the Credit Facility (or, at any time prior to inclusion of certain equipment and real property, less than $100 million).

Based on the monthly borrowing base formula, we had the ability to borrow up to $425.0 million of the total commitment amount under the Receivables Securitization Facility as of February 22, 2019. The total amount of receivables sold to these entities under the prior receivables securitization facility as of December 31, 2018 was $552.3 million. During the year ended December 31, 2018, we borrowed $2.4 billion and repaid $2.4 billion under the prior receivables securitization facility with a remaining balance of $190.0 million as of December 31, 2018. In addition to letters of credit in the aggregate amount of $109.6 million that were issued but undrawn, the remaining available borrowing capacity prior receivables securitization facility was $137.7 million at December 31, 2018. Our average daily balance under the prior receivables securitization facility during the year ended December 31, 2018 was $157.2 million.

As of February 22, 2019, there were outstanding borrowings of $295.0 million and issued and undrawn letters of credit in the aggregate amount of $109.6 million under the Receivables Securitization Facility. As of February 22, 2019, the remaining available borrowing capacity under the Receivables Securitization Facility was $20.4 million.
Covenant Compliance — We are required to comply with a springing fixed charge coverage ratio set at 1.05 to 1.00, which is triggered and applicable in the event our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) at such time is less than 50% of the borrowing base under the Credit Facility (or, at any time prior to inclusion of certain equipment and real property, less than $100 million). As of February 22, 2019, we are not subject to the fixed charge coverage covenant.
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
The carrying value under the 2023 Notes at December 31, 2018 was $695.4 million, net of unamortized debt issuance costs of $4.6 million.

Contractual Obligations and Other Long-Term Liabilities
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease and certain other contractual obligations at December 31, 2018.

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
	(in millions)
Receivables securitization facility(1)	$190.0	$—	$190.0	$—	$—	$—	$—
Credit Facility(1)	19.3	—	—	—	19.3	—	—
Dean Foods Company senior notes due 2023(2)	700.0	—	—	—	—	700.0	—
Purchase obligations(3)	478.4	334.0	24.7	24.0	23.9	23.9	47.9
Operating leases(4)	402.7	118.8	90.6	64.5	45.0	32.8	51.0
Capital leases(5)	1.7	1.3	0.4	—	—	—	—
Interest payments(6)	221.8	57.0	48.3	48.2	45.5	22.8	—
Benefit payments(7)	344.0	20.4	20.7	21.3	22.1	22.3	237.2
Total(8)	$2,357.9	$531.5	$374.7	$158.0	$155.8	$801.8	$336.1

(1)
Represents amounts outstanding under our receivables securitization facility and Credit Facility at December 31, 2018. As of December 31, 2018, the maturity dates for these facilities were January 4, 2020 and January 4, 2022, respectively. On February 22, 2019, we amended our receivables securitization facility to extend the maturity date to February 22, 2022, and we terminated the credit agreement governing our prior senior secured revolving credit facility and replaced it with a new senior secured borrowing base revolving credit facility that matures on February 22, 2024. See "—Strategic Activities Impacting Liquidity" above for additional information.

(2)	Represents face amount.

(3)
Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including raw milk, diesel fuel, sugar and cocoa powder. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients.

(4)
Represents future minimum lease payments under non-cancelable operating leases with terms less than one year related to our distribution fleet, corporate offices and certain of our manufacturing and distribution facilities. See Note 19 to our Consolidated Financial Statements for more detail about our lease obligations.

(5)
Represents future payments, including interest, under capital leases related to information technology equipment. See Note 19 to our Consolidated Financial Statements for more detail about our lease obligations.

(6)
Includes fixed rate interest obligations and interest on variable rate debt based on the outstanding balances and interest rates in effect at December 31, 2018. Interest that may be due in the future on variable rate borrowings under the Credit Facility and receivables securitization facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

(7)
Represents expected future benefit obligations of $314.1 million and $29.9 million related to our company-sponsored pension plans and postretirement healthcare plans, respectively. In addition to our company-sponsored plans, we participate in certain multiemployer defined benefit plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $27.2 million, $29.2 million and $30.1 million during the years ended December 31, 2018, 2017 and 2016, respectively; however, the future cost of the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Because the amount of future contributions we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 15 to our Consolidated Financial Statements.

(8)	The table above excludes our liability for uncertain tax positions of $9.5 million because the timing of any related cash payments cannot be reasonably estimated.

Pension and Other Postretirement Benefit Obligations
We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. In 2018 and 2017, we made contributions of $0.8 million and $39.4 million, respectively, to our defined benefit pension plans.
Our pension plan assets are primarily comprised of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In accordance with Accounting Standards related to “Employers’ Accounting for Pensions,” changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2018 and 2017, we recorded non-cash pension expense of $5.5 million and $6.7 million, respectively, substantially all of which was attributable to periodic expense.
Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.
The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate for our pension plan obligations increased from 3.69% at December 31, 2017 to 4.38% at December 31, 2018. We expect that our net periodic benefit cost in 2019 will be higher than in 2018. We do not currently expect to make any contributions to the pension plans in 2019.
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
At December 31, 2018, our master trust was invested as follows: investments in equity securities were at 29%; investments in fixed income were at 70%; and cash equivalents were less than 1%. We believe the allocation of our master trust investments as of December 31, 2018 is generally consistent with the targets set forth by our Investment Committee.
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
Future Capital Requirements
During 2019, we intend to invest a total of approximately $100 million to $120 million in capital expenditures, primarily in support of our enterprise-wide cost productivity plan and other strategic initiatives and for our existing manufacturing facilities. For 2019, we expect cash interest to be approximately $58 million to $60 million based upon current debt levels and projected forward interest rates under our Credit Facility and Receivables Securitization Facility. Cash interest excludes amortization and write-off of deferred financing fees of approximately $7 million.
On an ongoing basis, we evaluate and consider acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance.
At February 22, 2019, $100.0 million was available under the Receivables Securitization Facility, with $20.4 million also available under the Credit Facility, subject to compliance with the covenants in our credit agreements. Availability under the Receivables Securitization Facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements and other adjustments as described in our amended and restated receivables purchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. Availability under the Credit Facility is calculated using the borrowing base availability less the minimum liquidity requirement, current borrowings and outstanding letters of credit. The borrowing base availability amount under the Credit Facility is equal to (i) on and following February 22, 2019 and prior to the date on which certain conditions relating to the grant of security interest in certain of our equipment and real property and our election to include such equipment and real property in the borrowing base, $175 million and (ii) thereafter, 65% of the value of such equipment and real property.
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
During the year ended December 31, 2018, we experienced fluid milk volume declines from year-ago levels, driven predominantly by the loss of volume from two large retailers, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products. We expect volume and mix challenges to continue into 2019. The effects of the volume declines on our operating results are being compounded by our accelerated facility closure activity. With the impact of the lost volumes, production cost declines lagged the decline in volumes. In addition, we have incurred higher than expected transitory costs associated with our plant closure activity, which include incremental product shrink and higher labor and freight costs. Both of these factors resulted in lower overall operating results. We believe some of these increased costs will continue into 2019 and will subsequently stabilize as we move past this period of accelerated facility closure activity.
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
Due to the phased implementation and timing of our initiatives and investments, we may not generate enough cost savings in 2019 to offset the planned investments, cost inflation including labor and freight, costs associated with accelerated facility closure activities and overall volume declines. In addition, inflation, declining volumes and competitive pricing pressures have negated, and may continue to negate, some of the impact of our cost saving efforts. We also must execute our plans within our projected time frames in order to meet our financial projections and to remain competitive in the marketplace. In addition, if we continue to experience deteriorations in our profitability and cash flows, we may incur material asset impairments in the future. For further discussion of the risks relating to our cost productivity plan, see “Part I - Item 1A. Risk Factors - Business, Competitive and Strategic Risks - We may not realize anticipated benefits from our enterprise-wide cost productivity plan, and we may not complete this plan within our projected time frames, either of which could materially adversely impact our business, financial condition, results of operations and cash flows."
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
Prices for conventional raw milk during the fourth quarter of 2018 were approximately 6% lower than year-ago levels and increased approximately 6% sequentially from the third quarter of 2018. We are currently projecting Class I raw milk costs to increase during 2019 as compared to 2018. Commodity price changes primarily impact our branded business as the changes in raw milk costs are essentially a pass-through cost on our private label products. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
Fuel, Resin and External Freight Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Additionally, in some cases we incur expenses associated with utilizing third-party carriers to deliver our products. The expenses we incur for external freight may vary based on capacity, carrier acceptance rates and other factors. During the year ended December 31, 2018, we experienced significant inflation in fuel, external freight and resin costs. In addition, our freight and fuel usage has increased due to the recent facility closure activity. We expect the headwinds for freight and fuel to continue into the first quarter of 2019 due to rate and increased usage related to facility closure activities. While we work to mitigate these headwinds through usage reductions and other route optimization productivity initiatives, we will not be able to fully offset the cost increases within the year.
Tax Rate
Income tax benefit was recorded at an effective rate of 11.3% for 2018 compared to a (123.2)% effective tax rate in 2017. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2018, our effective tax rate was impacted by a decrease in tax benefit of $35.1 million related to the non-deductible portion of the goodwill impairment charge and an increase to tax expense of $17.4 million due to a change in valuation allowance primarily related to state deferred tax assets. In 2017, our effective tax rate was significantly impacted by the enactment of the Tax Act, which resulted in a one-time net benefit of $43.7 million substantially related to the revaluation of our deferred tax assets and liabilities. Our effective tax rate was also impacted by the adoption of ASU 2016-09 and an increase in our valuation allowance related to state deferred tax assets.

In 2018, excluding the net tax benefit of $35.1 million related to the non-deductible portion of the goodwill impairment and the $17.4 million tax expense due to a change in our valuation allowance primarily related to state deferred tax assets, our effective tax rate in 2018 would have been 25.3%. Excluding the one-time net tax benefit of $43.7 million related to the Tax Act, the $3.0 million tax expense related to excess tax deficiencies, and the $5.9 million tax expense related to our valuation allowance, our effective tax rate in 2017 would have been 41.0%.
The effective tax rate for 2019 and beyond could vary based upon our profitability level and the relative earnings of our business units and is also subject to change based on our assessment of the realizability of our deferred tax assets, as well as the uncertainty related to interpretations and application of the Tax Act.

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

During 2018, we performed a step one valuation of goodwill. Based on the results of the step one valuation, we determined that the carrying value of our reporting unit exceeded its fair value by approximately $381 million. Accordingly, we recorded a $190.7 million non-cash impairment charge ($178.1 million net of tax) in 2018, reducing our goodwill to zero as of December 31, 2018.

Intangible assets totaled $153.6 million as of December 31, 2018.

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
In 2016, a qualitative assessment of goodwill was performed for our reporting unit. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of the reporting unit. Based on the results of our assessment, we determined that it was not necessary to perform a quantitative assessment.
In 2017, we performed a step one valuation of goodwill. Results of our valuation indicated the fair value of our reporting unit exceeded the carrying value by approximately $559 million or 36.1%.
In the fourth quarter of 2018, we early adopted ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. We performed a step one valuation of goodwill, which indicated the carrying value of our reporting unit exceeded the fair value by approximately $381 million or 25.9%. As a result, we recorded a $190.7 million impairment charge which reduced goodwill to zero as of December 31, 2018.
Results of the annual impairment testing of our indefinite-lived trademarks completed during the fourth quarter of 2018 indicated no impairment.
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

The results of our 2018 impairment analysis indicated an impairment of our property, plant, and equipment at five of our production facilities, totaling $13.7 million. The impairments were the result of declines in operating cash flows at these production facilities on both a historical and forecasted basis. Additionally, within facility closing and reorganization costs, we recognized $45.5 million of impairment charges during the year ended December 31, 2018 related to the write-down of property, plant and equipment at facilities approved for closure.

Our property, plant and equipment, net of accumulated depreciation, totaled $1.0 billion as of December 31, 2018.

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

At December 31, 2018, we recorded accrued liabilities related to these retained risks of $142.0 million, including both current and long-term liabilities.

Accrued liabilities related to these retained risks are calculated based upon loss development factors, which contemplate a number of variables including claims history and expected trends. These loss development factors are developed in consultation with third-party actuaries.
If actual results differ from our assumptions, we could be exposed to material gains or losses. A 10% change in our insurance liabilities could affect net earnings by approximately $12.6 million.

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

At December 31, 2018, our liability for uncertain tax positions, including accrued interest, was $9.5 million, and our valuation allowance was $41.0 million.

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

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would result in an increase in our annual pension expense of $0.9 million and $0.7 million, respectively.

A 1% increase in assumed healthcare costs trends would increase the aggregate postretirement medical obligation by approximately $2.0 million.

Recent Accounting Pronouncements
See Note 1 to our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to commodity price fluctuations, including raw milk, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products, including utilities, natural gas, resin and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases. In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts with our qualified banking partners or exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Our open commodity derivatives recorded at fair value on our balance sheet were at a net liability position of $4.3 million as of December 31, 2018.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we expect to derive from these strategies. See Note 11 to our Consolidated Financial Statements.

43

Item 8.	Financial Statements and Supplementary Data
Our Consolidated Financial Statements for 2018 are included in this report on the following pages.

44

DEAN FOODS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2018	2017
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,176	$16,512
Receivables, net of allowances of $5,994 and $5,583	589,263	675,826
Income tax receivable	4,220	2,140
Inventories	255,484	278,063
Prepaid expenses and other current assets	30,665	47,338
Assets held for sale	8,472	—
Total current assets	912,280	1,019,879
Property, plant and equipment, net	1,006,182	1,094,064
Goodwill	—	167,535
Identifiable intangible and other assets, net	197,512	211,620
Deferred income taxes	2,518	10,731
Total	$2,118,492	$2,503,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$699,661	$671,070
Current portion of debt	1,174	1,125
Total current liabilities	700,835	672,195
Long-term debt, net	905,170	912,074
Deferred income taxes	13,707	60,018
Other long-term liabilities	184,048	203,595
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,438,768 and 91,123,759 shares issued and outstanding, with a par value of $0.01 per share	914	911
Additional paid-in capital	661,630	659,227
Retained earnings (accumulated deficit)	(260,977)	74,219
Accumulated other comprehensive loss	(98,607)	(78,410)
Total Dean Foods Company stockholders’ equity	302,960	655,947
Non-controlling interest	11,772	—
Total stockholders’ equity	314,732	655,947
Total	$2,118,492	$2,503,829
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2018	2017	2016
	(Dollars in thousands, except share data)
Net sales	$7,755,283	$7,795,025	$7,710,226
Cost of sales	6,100,005	5,976,958	5,722,112
Gross profit	1,655,278	1,818,067	1,988,114
Operating costs and expenses:
Selling and distribution	1,403,178	1,346,417	1,347,847
General and administrative	277,659	307,793	342,565
Amortization of intangibles	20,456	20,710	20,752
Facility closing and reorganization costs, net	74,992	24,913	8,719
Impairment of goodwill and long-lived assets	204,414	30,668	—
Other operating income	(2,289)	—	—
Equity in (earnings) loss of unconsolidated affiliate	(7,939)	—	—
Total operating costs and expenses	1,970,471	1,730,501	1,719,883
Operating income (loss)	(315,193)	87,566	268,231
Other (income) expense:
Interest expense	56,443	64,961	66,795
Other (income) expense, net	2,877	1,362	(1,215)
Total other expense	59,320	66,323	65,580
Income (loss) before income taxes	(374,513)	21,243	202,651
Income tax expense (benefit)	(42,283)	(26,179)	82,034
Income (loss) from continuing operations	(332,230)	47,422	120,617
Income (loss) from discontinued operations, net of tax	—	11,291	(312)
Gain (loss) on sale of discontinued operations, net of tax	4,872	2,875	(376)
Net income (loss)	(327,358)	61,588	119,929
Net loss attributable to non-controlling interest	458	—	—
Net income (loss) attributable to Dean Foods Company	$(326,900)	$61,588	$119,929
Average common shares:
Basic	91,327,846	90,899,284	90,933,886
Diluted	91,327,846	91,273,994	91,510,483
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(3.63)	$0.52	$1.33
Income (loss) from discontinued operations attributable to Dean Foods Company	0.05	0.16	(0.01)
Net income (loss) attributable to Dean Foods Company	$(3.58)	$0.68	$1.32
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(3.63)	$0.52	$1.32
Income (loss) from discontinued operations attributable to Dean Foods Company	0.05	0.15	(0.01)
Net income (loss) attributable to Dean Foods Company	$(3.58)	$0.67	$1.31

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2018	2017	2016
	(in thousands)
Net income (loss)	$(327,358)	$61,588	$119,929
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	(2,257)
Defined benefit pension and other postretirement benefit plans, net of tax:
Prior service costs arising during the period	—	(819)	—
Net gain (loss) arising during the period	(9,971)	4,958	(8,452)
Less: amortization of prior service cost included in net periodic benefit cost	6,621	7,084	6,879
Other comprehensive income (loss)	(3,350)	11,223	(3,830)
Comprehensive income (loss)	(330,708)	72,811	116,099
Comprehensive loss attributable to non-controlling interest	458	—	—
Comprehensive income (loss) attributable to Dean Foods Company	$(330,250)	$72,811	$116,099
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dean Foods Company Stockholders						Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest
	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2016	91,428,274	$914	$679,916	$(49,523)	$(85,803)	$—	$545,504
Issuance of common stock, net of tax impact of share-based compensation	529,652	6	(1,754)	—	—	—	(1,748)
Share-based compensation expense	—	—	8,843	—	—	—	8,843
Share repurchases	(1,371,185)	(14)	(24,986)	—	—	—	(25,000)
Net income	—	—	—	119,929	—	—	119,929
Dividends(1)	—	—	(8,390)	(24,752)	—	—	(33,142)
Other comprehensive loss (Note 14)	—	—	—	—	(3,830)	—	(3,830)
Balance, December 31, 2016	90,586,741	$906	$653,629	$45,654	$(89,633)	$—	$610,556
Issuance of common stock	537,018	5	181	—	—	—	186
Share-based compensation expense	—	—	5,417	—	—	—	5,417
Net income	—	—	—	61,588	—	—	61,588
Dividends(1)	—	—	—	(33,023)	—	—	(33,023)
Other comprehensive income (Note 14)	—	—	—	—	11,223	—	11,223
Balance, December 31, 2017	91,123,759	$911	$659,227	$74,219	$(78,410)	$—	$655,947
Issuance of common stock	315,009	3	312	—	—	—	315
Share-based compensation expense	—	—	4,867	—	—	—	4,867
Reclassification of stranded tax effects related to the Tax Act(2)	—	—	—	16,847	(16,847)	—	—
Net loss attributable to Dean Foods Company	—	—	—	(326,900)	—	—	(326,900)
Fair value of non-controlling interest acquired	—	—	—	—	—	11,752	11,752
Net loss attributable to non-controlling interest	—	—	—	—	—	(458)	(458)
Issuance of subsidiary's common stock	—	—	(34)	—	—	478	444
Dividends(1)	—	—	(2,742)	(25,143)	—	—	(27,885)
Other comprehensive loss (Note 14)	—	—	—	—	(3,350)	—	(3,350)
Balance, December 31, 2018	91,438,768	$914	$661,630	$(260,977)	$(98,607)	$11,772	$314,732

(1)
Cash dividends declared per common share were $0.30, $0.36 and $0.36 in the years ended December 31, 2018, 2017 and 2016, respectively. In February 2019, our Board of Directors reviewed the Company's dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments.

(2)
Refer to Note 1 - Recently Adopted Accounting Pronouncements within our Notes to Consolidated Financial Statements for additional details on the adoption of ASU No. 2018-02 during the first quarter of 2018.

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(327,358)	$61,588	$119,929
(Income) loss from discontinued operations, net of tax	—	(11,291)	312
(Gain) loss on sale of discontinued operations, net of tax	(4,872)	(2,875)	376
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	156,027	170,640	178,385
Share-based compensation expense	7,895	11,021	29,830
Non-cash facility closing and reorganization costs, net	39,575	4,031	1,265
Impairment of goodwill and long-lived assets	204,414	30,668	—
Write-off of financing costs	—	1,080	—
Other operating income	(2,289)	—	—
Equity in (earnings) loss of unconsolidated affiliate	(7,939)	—	—
Deferred income taxes	(39,870)	(25,431)	26,376
Other, net	4,068	8,467	(4,861)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	88,049	(5,606)	(462)
Inventories	23,205	12,714	(19,434)
Prepaid expenses and other assets	22,275	(11,625)	7,474
Accounts payable and accrued expenses	(8,138)	(63,520)	(65,165)
Income tax receivable	(2,080)	3,438	2,241
Litigation settlement	—	—	(18,853)
Contributions to company-sponsored pension plans	—	(38,500)	—
Net cash provided by operating activities	152,962	144,799	257,413
Cash flows from investing activities:
Payments for property, plant and equipment	(115,367)	(106,726)	(144,642)
Payments for acquisitions, net of cash acquired	(13,324)	(21,596)	(158,203)
Proceeds from sale of fixed assets	19,467	4,336	14,705
Other investments	—	(11,000)	—
Net cash used in investing activities	(109,224)	(134,986)	(288,140)
Cash flows from financing activities:
Repayments of debt	(1,053)	(143,323)	(1,232)
Payments of financing costs	(715)	(1,786)	—
Proceeds from senior secured revolver	351,800	326,900	254,300
Payments for senior secured revolver	(343,700)	(324,800)	(245,200)
Proceeds from receivables securitization facility	2,420,000	2,525,000	945,000
Payments for receivables securitization facility	(2,435,000)	(2,360,000)	(905,000)
Common stock repurchase	—	—	(25,000)
Proceeds from issuance of subsidiary's common stock	444	—	—
Cash dividends paid	(27,405)	(32,737)	(32,828)
Issuance of common stock, net of share repurchases for withholding taxes	(445)	(535)	(720)
Tax savings on share-based compensation	—	—	746
Net cash used in financing activities	(36,074)	(11,281)	(9,934)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,093)
Increase (decrease) in cash and cash equivalents	7,664	(1,468)	(42,754)
Cash and cash equivalents, beginning of period	16,512	17,980	60,734
Cash and cash equivalents, end of period	$24,176	$16,512	$17,980
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016
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
Assets Held for Sale — We classify assets as held for sale when management approves and commits to a formal plan of sale and our expectation is that the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. As of December 31, 2018 and 2017, there were $8.5 million and no assets, respectively, classified as held for sale.
Share-Based Compensation — Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of restricted stock unit awards and performance stock unit awards is equal to the closing price of our stock on the date of grant. The fair value of our phantom shares is remeasured at each reporting period based on the closing price of our common stock on the last day of the respective reporting period. Compensation expense is recognized only for equity awards expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Share-based compensation expense is included within general and administrative expenses in our Consolidated Statements of Operations. See Note 12.
Revenue Recognition, Sales Incentives and Accounts Receivable — Revenue is recognized upon delivery to our customers as we have determined that this is the point at which our sole performance obligation is met and control is transfered, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. Revenue is recognized in an amount that reflects the consideration we expect to ultimately receive in exchange for those promised goods or services, net of allowances for product returns, trade promotions and prompt pay and other discounts. We routinely offer sales incentives and discounts through various regional and national programs to our customers and consumers. These programs include scan backs, product rebates, product returns, trade promotions and co-op advertising, product discounts, product coupons and amounts paid to customers for shelf space in retail stores. The costs associated with these programs are accounted for as reductions to the transaction price of our products and are therefore recorded as reductions to the gross sale, unless we receive a distinct good or service as defined under ASC 606. Specifically, a good or service is considered distinct when it is separately identifiable from other promises in the contract, we receive a benefit from the good or service, and the benefit is separable from the sale of our product to the customer. Depending on the specific type of sales incentive and other promotional program, we use either the expected value or most likely amount method to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience and expected levels of performance of the trade promotion or other program. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. We maintain liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are historically not material and are recognized in earnings in the period such differences are determined. Our reserve for product returns has not historically been material.
As a result of the purchase of raw milk, we obtain more butterfat than is needed in our production process. Excess butterfat is sold, primarily in the form of bulk cream, to third parties. Additionally, in certain cases we may be required to purchase bulk cream externally in order to fulfill minimum supply requirements for our customers. In these cases, we purchase bulk cream from other processors or suppliers and resell it to our customers to fulfill our contractual requirements with them. We currently present the sales of these excess raw materials within net sales in our Consolidated Statements of Operations, whereas it was presented as a reduction of cost of sales within our Consolidated Statements of Operations prior to December 31, 2017. Sales of excess raw materials included within net sales were $515.2 million for the year-ended December 31, 2018. Sales of excess raw materials included as of as a reduction to cost of sales were $606.9 million and $551.5 million for the years ended December 31, 2017 and 2016, respectively.
Payment terms and conditions vary by customer, but we generally provide credit terms to customers ranging up to 30 days; therefore, we have determined that our contracts do not include a significant financing component. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on our historical experience.
Income Taxes — Deferred income taxes arise from temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.
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

In response to the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), the FASB issued a Staff Q&A stating that a company may elect, as an accounting policy, to either (1) treat taxes due on future U.S. inclusions in taxable income under the global intangible low-taxed income (“GILTI”) provision as a current period expense when incurred (“the period cost method”) or (2) factor such amounts into the company’s measurement of its deferred taxes (“the deferred method”). The Company is electing an accounting policy to treat any GILTI inclusion as a current period expense.
All of our consolidated U.S. operating subsidiaries, with the exception of Good Karma, are included in our U.S. federal consolidated income tax return. Our foreign subsidiary is required to file a local jurisdiction income tax return with respect to its operations. Prior to the enactment of the Tax Act on December 22, 2017, we considered these accumulated foreign earnings to be indefinitely reinvested and therefore no provision had been made for U.S. income taxes on such amounts. We analyzed our foreign working capital, cash requirements and the potential tax liabilities that would be attributable to a repatriation of previously taxed earnings. In the second quarter of 2018, we repatriated $9.9 million of cash resulting in no additional tax expense. Additionally, we will not consider the future earnings of our foreign subsidiary to be permanently reinvested.
Advertising Expense — We market our products through advertising and other promotional activities, including media, agency, coupons and trade shows. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expense totaled $41.6 million in 2018, $39.1 million in 2017 and $59.6 million in 2016. Prepaid advertising expense was zero in 2018, $0.5 million in 2017 and $1.9 million in 2016.
Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of those costs associated with moving finished products from production facilities through our distribution network, including costs associated with its distribution centers, route delivery costs and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.2 billion in 2018, $1.2 billion in 2017 and $1.1 billion in 2016.
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
Research and Development — Our research and development activities primarily consist of generating and testing new product concepts, new flavors of products and packaging. Our total research and development expense was $4.4 million, $3.5 million and $3.0 million for 2018, 2017 and 2016, respectively. Research and development costs are primarily included in general and administrative expenses in our Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
ASU No. 2017-04 — In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds a reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted the new standard on a prospective basis through our test for goodwill impairment in the fourth quarter of 2018. See Note 7 for further discussion and the results of our test for goodwill impairment.

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
The following table summarizes the impact of adopting ASU 2014-09 on our Consolidated Statements of Operations for the twelve months ended December 31, 2018 (in thousands):

	Twelve Months Ended December 31, 2018
	As Reported	As Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Net sales	$7,755,283	$7,240,121	$515,162
Cost of sales	6,100,005	5,584,843	515,162
Gross profit	$1,655,278	$1,655,278	$—
Historically, we presented sales of excess raw materials as a reduction of cost of sales within our Consolidated Statements of Operations; however, upon further evaluation of these sales in connection with our implementation of ASC 606, we have determined that it is appropriate to present these sales as revenue. Therefore, on a prospective basis, effective January 1, 2018, we began reporting these sales within the net sales line of our Consolidated Statements of Operations. An adjustment to opening retained earnings was not required as the change in classification of sales of excess raw materials illustrated in the table above did not result in a change to the earnings reported in prior periods.
ASU No. 2017-07 — As of January 1, 2018, we adopted ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. See Note 15 and 16 for further information on our pension and postretirement plans.
The effect of the retrospective presentation change related to the net periodic cost for pension and postretirement benefits on our Consolidated Statements of Operations was as follows (in thousands):

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
	As Previously Reported	Adjustment for Adoption of ASU 2017-07	As Revised	As Previously Reported	Adjustment for Adoption of ASU 2017-07	As Revised
Cost of sales	$5,977,348	$(390)	$5,976,958	$5,722,710	$(598)	$5,722,112
Gross profit	1,817,677	390	1,818,067	1,987,516	598	1,988,114
Selling and distribution	1,346,948	(531)	1,346,417	1,348,349	(502)	1,347,847
General and administrative	311,176	(3,383)	307,793	346,028	(3,463)	342,565
Total operating costs and expenses	1,734,415	(3,914)	1,730,501	1,723,848	(3,965)	1,719,883
Operating income	83,262	4,304	87,566	263,668	4,563	268,231
Other (income) expense, net	(2,942)	4,304	1,362	(5,778)	4,563	(1,215)

ASU No. 2018-02 — We early adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018 and have applied the guidance as of the beginning of the period of adoption. Our accounting policy is to release the income tax effects from accumulated other comprehensive income when a pension or other postretirement benefit plan is liquidated or extinguished. As permitted under ASU 2018-02, we have elected to record a one-time reclassification for the stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings in the amount of $16.8 million on our Consolidated Balance Sheet during the first quarter of 2018. The only impact of stranded tax effects resulting from the Tax Act is with respect to our pension and other postretirement benefit plans.
Recently Issued Accounting Pronouncements
Effective in 2019
ASU No. 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. Additionally, the amended guidance aligns lessor accounting to comparable guidance in ASC Topic 606, Revenue from Contracts with Customers. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU can be adopted using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Alternatively, this ASU can be adopted using comparative reporting at adoption, in which an entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted this standard on January 1, 2019 using the comparative reporting at adoption method and elected certain practical expedients allowed under the standard.
We have implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our contracts and enable proper accounting and reporting of financial information upon adoption. While the Company is still finalizing the impact of adopting ASU 2016-02, the Company currently estimates recording right of use assets and lease liabilities of approximately $330 million to $360 million on its Consolidated Balance Sheets. The Company does not expect a material impact to the Company's Consolidated Statements of Operations or Cash Flows. See Note 19 for further information regarding our commitments.
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
ASU No. 2018-13 — In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments were issued as a part of the FASB's disclosure framework project, which seeks to improve the effectiveness of disclosures in the notes to the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Although early adoption is permitted, we do not intend to early adopt this ASU, and we do not expect the eventual adoption to have a material impact on our financial statements.

Effective in 2021
ASU No. 2018-14 — In August 2018, the FASB issued ASU 2018-14, Compensation — Retirement Benefits —Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. The amendments were issued as a part of the FASB's disclosure framework project, which seeks to improve the effectiveness of disclosures in the notes to the financial statements. The new guidance is effective for public entities for fiscal years beginning after December 15, 2020. The amendments should be applied retrospectively. Although early adoption is permitted, we do not intend to early adopt this ASU, and we do not expect the eventual adoption to have a material impact on our financial statements.
2.     REVENUE RECOGNITION

Disaggregation of Net Sales —The following table presents a disaggregation of our net sales by product type and revenue source. We believe these categories most appropriately depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers.

	Twelve Months Ended
	December 31, 2018	December 31, 2017(1)	December 31, 2016(1)
	(In thousands)
Fluid milk	$4,756,360	$5,315,731	$5,338,789
Ice cream(2)	1,077,027	1,107,665	1,041,176
Fresh cream(3)	397,206	388,514	359,405
Extended shelf life and other dairy products(4)	189,860	196,374	230,832
Cultured	260,044	282,432	298,689
Other beverages(5)	278,838	290,970	308,020
Other(6)	123,062	114,898	116,675
Subtotal	7,082,397	7,696,584	7,693,586
Sales of excess raw materials(7)	515,162	—	—
Sales of other bulk commodities	157,724	98,441	16,640
Total net sales	$7,755,283	$7,795,025	$7,710,226

(1)
Prior period amounts have not been restated as we have elected to adopt ASC 606 using the modified retrospective method. Sales of excess raw materials of $606.9 million and $551.5 million for the twelve months ended December 31, 2017 and 2016, respectively, were included as a reduction of cost of sales in our Consolidated Statements of Operations.

(2)	Includes ice cream, ice cream mix and ice cream novelties.

(3)	Includes half-and-half and whipping creams.

(4)	Includes creamers and other extended shelf life fluids.

(5)	Includes fruit juice, fruit flavored drinks, iced tea, water and flax-based beverages.

(6)	Includes items for resale such as butter, cheese, eggs and milkshakes.

(7)
Historically, we presented sales of excess raw materials as a reduction of cost of sales within our Consolidated Statements of Operations; however, upon further evaluation of these sales in connection with our implementation of ASC 606, we have determined that it is appropriate to present these sales as revenue. Therefore, on a prospective basis, effective January 1, 2018, we began reporting these sales within the net sales line of our Consolidated Statements of Operations.

The following table presents a disaggregation of our net product sales between sales of Company-branded products versus sales of private label products:

	Twelve Months Ended
	December 31, 2018	December 31, 2017(1)	December 31, 2016(1)
	(In thousands)
Branded products	$3,531,656	$3,808,496	$3,791,444
Private label products	3,550,741	3,888,088	3,902,142
Subtotal	7,082,397	7,696,584	7,693,586
Sales of excess raw materials	515,162	—	—
Sales of other bulk commodities	157,724	98,441	16,640
Total net sales	$7,755,283	$7,795,025	$7,710,226

(1)
Prior period amounts have not been restated as we have elected to adopt ASC 606 using the modified retrospective method. Sales of excess raw materials of $606.9 million and $551.5 million for the twelve months ended December 31, 2017 and 2016, respectively, were included as a reduction of cost of sales in our Consolidated Statements of Operations.

Revenue Recognition and Nature of Products and Services —We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. In all cases, we recognize revenue upon delivery to our customers as we have determined that this is the point at which our sole performance obligation is met and control is transferred, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. Revenue is recognized in an amount that reflects the consideration we expect to ultimately receive in exchange for those promised goods or services. Revenue is recognized net of estimated allowances for product returns, trade promotions, prompt pay and other discounts.
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
Contractual Arrangements with Customers —The majority of our sales are to retailers, warehouse clubs, distributors, foodservice outlets, educational institutions and governmental entities with whom we have contractual agreements. Our sales of excess raw materials and other bulk commodities are primarily to dairy cooperatives, dairy processors or other manufacturers for use as a raw ingredient in their respective manufacturing processes. Our customer contracts typically contain standard terms and conditions and a term sheet. In some cases, upon expiration, these arrangements may continue with the same terms and may not be formally renewed. Additionally, we have a number of informal sales arrangements with certain local and regional customers, which we consider to be contracts based on the criteria outlined in ASC 606. Payment terms and conditions vary by customer, but we generally provide credit terms to customers ranging up to 30 days; therefore, we have determined that our contracts do not include a significant financing component. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on our historical experience.
We have determined that we satisfy our sole performance obligation related to our customer contracts at a point in time, as opposed to over time, and, accordingly, revenue is recognized at a point in time across all of our revenue streams. We continually evaluate whether our contractual arrangements with customers result in the recognition of contract assets or liabilities. No such assets or liabilities existed as of December 31, 2018, or December 31, 2017.

Sales Incentives and Other Promotional Programs —We routinely offer sales incentives and discounts through various regional and national programs to our customers and consumers. These programs include scan backs, product rebates, product returns, trade promotions and co-op advertising, product discounts, product coupons and amounts paid to customers for shelf space in retail stores. The costs associated with these programs are accounted for as reductions to the transaction price of our products and are therefore recorded as reductions to the gross sale, unless we receive a distinct good or service as defined under ASC 606. Specifically, a good or service is considered distinct when it is separately identifiable from other promises in the contract, we receive a benefit from the good or service, and the benefit is separable from the sale of our product to the customer.
Depending on the specific type of sales incentive and other promotional program, we use either the expected value or most likely amount method to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience and expected levels of performance of the trade promotion or other program. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. We maintain liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. See Note 8. Differences between estimated and actual incentive costs are historically not material and are recognized in earnings in the period such differences are determined.
3.     ACQUISITIONS AND DISCONTINUED OPERATIONS
Acquisitions
Good Karma — On May 4, 2017, we acquired a non-controlling interest in, and entered into a distribution agreement with, Good Karma Foods, Inc. ("Good Karma"), the leading producer of flax-based beverages and yogurt products. This investment allows us to diversify our portfolio to include plant-based dairy alternatives and provides Good Karma the ability to more rapidly expand distribution across the U.S., as well as increase investments in brand building and product innovation.
On June 29, 2018, we increased our ownership interest in Good Karma to 67% with an additional investment of $15.0 million, resulting in control under acquisition method accounting. The acquisition was accounted for as a step-acquisition within a business combination. Our equity interest in Good Karma was remeasured to fair value of $9.0 million, resulting in a non-taxable gain of $2.3 million which was recognized during the year ended December 31, 2018, and is included in other operating income in our Consolidated Statements of Operation.
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
We recorded goodwill of $23.3 million in connection with the acquisition, which consists of the excess of the net purchase price over the fair value of the net assets acquired. This goodwill represents the expected value attributable to our expansion into the plant-based dairy alternatives category. The goodwill is not deductible for tax purposes. As a result of our goodwill impairment analysis completed during the fourth quarter of 2018, we wrote off this goodwill as part of our full goodwill impairment charge of $190.7 million. See Note 7. We recorded the fair-value of the non-controlling interest in Good Karma of $11.8 million in our Consolidated Balance Sheets.
The acquisition was funded through cash on hand. The pro forma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. Good Karma's results of operations have been consolidated in our Consolidated Statements of Operations from the date of acquisition.
Prior to the June 29, 2018 step-acquisition, we accounted for our investment in Good Karma under the equity method of accounting based on our ability to exercise significant influence over the investee through our ownership interest and representation on Good Karma's board of directors. Our equity in the earnings of this investment was not material to our Consolidated Financial Statements for the years ended December 31, 2018 and 2017.
On October 12, 2018, we made a capital contribution to Good Karma of $3 million. Our current ownership interest in Good Karma is 69%.
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
We recorded goodwill of $13.3 million in connection with the acquisition, which consists of the excess of the net purchase price over the fair value of the net assets acquired. This goodwill represents the expected value attributable to our expansion into the organic juice category. The goodwill is not deductible for tax purposes. As a result of our goodwill impairment analysis completed during the fourth quarter of 2018, we wrote off this goodwill as part of our full goodwill impairment charge of $190.7 million. See Note 7.
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
We recorded goodwill of $67.3 million in connection with the acquisition, which consists of the excess of the net purchase price over the fair value of the net assets acquired. This goodwill represents the expected value attributable to an anticipated increased competitive position in the ice cream market in the Northeastern United States. The goodwill is not deductible for tax purposes. As a result of our goodwill impairment analysis completed during the fourth quarter of 2018, we recorded a full goodwill impairment charge of $190.7 million. See Note 7.
The acquisition was funded through a combination of cash on hand and borrowings under our senior secured revolving credit facility and receivables securitization facility. Friendly's results of operations have been included in our Consolidated Statements of Operations from the date of acquisition.
During the years ended December 31, 2018, 2017 and 2016, we incurred an immaterial amount of expense related to other transactional activities, which is recorded in general and administrative expenses in our Consolidated Statements of Operations.
Discontinued Operations
During the year ended December 31, 2018, we recognized a net gain from the sale of discontinued operations of $1.9 million, net of tax, resulting from a tax refund received from the settlement of a state tax claim related to our 2013 sale of Morningstar Foods, LLC. Additionally, we recognized a gain from the sale of discontinued operations of $3.0 million, net of tax, primarily related to the release of an uncertain tax position reserve concerning a state filing methodology issue in connection with the sale of Morningstar Foods, LLC.
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

4.     INVESTMENT IN UNCONSOLIDATED AFFILIATE
Organic Valley Fresh Joint Venture — In the third quarter of 2017, we commenced the operations of our 50/50 strategic joint venture with Cooperative Regions of Organic Producer Pools (“CROPP”), an independent farmer cooperative that distributes organic milk and other organic dairy products under the Organic Valley ® brand. The joint venture, called Organic Valley Fresh, combines our processing plants and refrigerated DSD system with CROPP's portfolio of recognized brands and products, marketing expertise, and access to an organic milk supply from America's largest cooperative of organic dairy farmers to bring the Organic Valley ® brand to retailers. We and CROPP each made a capital contribution of $2.0 million to the joint venture during the third quarter of 2017. We received cash distributions from the joint venture of $2.8 million for the twelve months ended December 31, 2018. We made purchases from the joint venture of $88.7 million for the twelve months ended December 31, 2018, which are included in cost of sales within our Consolidated Statements of Operations.
We have concluded that Organic Valley Fresh is a variable interest entity, but we have determined that we are not the primary beneficiary of the Organic Valley Fresh joint venture because we do not have the power to direct the activities that most significantly affect the economic performance of the joint venture. We are accounting for this investment under the equity method of accounting. Our equity in the earnings of the joint venture are included as a component of operating income as we have determined that the joint venture's operations are integral to, and an extension of, our business operations. Our equity in earnings of the joint venture was $7.9 million for the year ended December 31, 2018, and was not material for the year ended December 31, 2017.
5.     INVENTORIES
Inventories at December 31, 2018 and 2017 consisted of the following:

	December 31
	2018	2017
	(In thousands)
Raw materials and supplies	$101,620	$106,814
Finished goods	153,864	171,249
Total	$255,484	$278,063
6.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2018 and 2017 consisted of the following:

	December 31
	2018	2017
	(In thousands)
Land	$162,326	$175,243
Buildings	642,986	677,827
Leasehold improvements	84,320	83,366
Machinery and equipment	1,873,505	1,867,168
Construction in progress	45,349	29,952
	2,808,486	2,833,556
Less accumulated depreciation	(1,802,304)	(1,739,492)
Total	$1,006,182	$1,094,064
Depreciation expense amounted to $133.0 million, $145.1 million and $151.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.
There was no material interest capitalized during the years ended December 31, 2018 and 2017.
See Note 17 for information regarding property, plant and equipment write-downs incurred in conjunction with our facility closings and certain other events.

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
We conduct impairment tests of goodwill and indefinite-lived intangible assets annually in the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment. We evaluate goodwill at the reporting unit level. In the fourth quarter of 2018, we early adopted ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.
In evaluating goodwill and indefinite-lived intangibles for impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a quantitative assessment to determine whether goodwill is impaired and to measure the amount of goodwill impairment to be recognized, if any. Under the accounting guidance, we also have an option at any time to bypass the qualitative assessment and immediately perform a quantitative step one assessment to estimate the fair value of our reporting unit and identify any potential impairment of goodwill. Due to declining operating results and a sustained decrease in our stock price, we completed a step one goodwill impairment analysis for our single reporting unit during the fourth quarter of 2018.
Considerable management judgment is necessary to evaluate goodwill and indefinite-lived intangible assets for impairment. We estimate fair value using widely accepted valuation techniques including discounted cash flows and market multiples analysis with respect to our single reporting unit, and the relief-from-royalty method with respect to our indefinite-lived trademarks. These valuation approaches are dependent upon a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. Assumptions used in our valuations were consistent with our internal projections and operating plans, as well as other factors and assumptions, and utilized unobservable inputs (Level 3, as defined in Note 11) and significant management judgment. Additionally, under the market approach analysis, we used significant other observable inputs (Level 2, as defined in Note 11) including various guideline company comparisons. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the step one analysis for our reporting unit.
For purposes of the step one goodwill impairment analysis, we estimated the fair value of our reporting unit using an equal weighting of the income approach that analyzed projected discounted cash flows and a market approach that considered other comparable companies. Both approaches resulted in a fair value estimate for our reporting unit that was significantly below its carrying amount. As a result, we recorded a full goodwill impairment charge of $190.7 million during the fourth quarter of 2018.

    As of December 31, 2018, the gross carrying value of goodwill was $2.26 billion and accumulated goodwill impairment was $2.26 billion. We recorded a goodwill impairment charge of $2.08 billion in 2011 and a goodwill impairment charge of $0.19 billion in 2018.

The changes in the net carrying amount of goodwill for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

Balance at December 31, 2016	$154,112
Acquisitions (Note 3)	13,423
Balance at December 31, 2017	$167,535
Acquisitions (Note 3)	23,179
Goodwill impairment	(190,714)
Balance at December 31, 2018	$—
Based on the results of our annual impairment testing of our indefinite-lived trademarks completed during the fourth quarter of 2018, we did not record any impairment charges.

We evaluate our finite-lived intangible assets for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.
Prior to 2015, certain of our trademarks were not amortized as our intent was to continue to use these intangible assets indefinitely. During the first quarter of 2015, we approved the launch of DairyPure®, our national white milk brand. In connection with the approval of the launch of DairyPure®, we re-evaluated our indefinite-lived trademarks and determined them to be finite-lived, with remaining useful lives of 5 years. In the first quarter of 2016, we further evaluated the remaining useful life of our finite-lived trademarks in conjunction with our newly approved strategy around our ice cream brands. Based on our evaluation, we extended the useful lives of certain of our finite-lived trademarks. Our finite-lived trademarks are being amortized on a straight-line basis over their remaining useful lives, which range from approximately 1 to 7 years, with a weighted-average remaining useful life of approximately 5 years.
The net carrying amounts of our intangible assets other than goodwill as of December 31, 2018 and 2017 were as follows:

	December 31, 2018				December 31, 2017
	Acquisition Costs(1)	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$69,315	$—	$—	$69,315	$58,600	$—	$—	$58,600
Intangible assets with finite lives:
Customer-related and other	83,545	—	(45,423)	38,122	80,685	—	(41,398)	39,287
Trademarks	230,709	(109,910)	(74,621)	46,178	230,709	(109,910)	(58,189)	62,610
Total	$383,569	$(109,910)	$(120,044)	$153,615	$369,994	$(109,910)	$(99,587)	$160,497

(1)
The increase in the gross amount of intangible assets from December 31, 2017 to December 31, 2018 is related to an indefinite-lived trademark of $10.7 million and a finite-lived customer-related intangible of $2.9 million we recorded as a part of the Good Karma acquisition. See Note 3.

Amortization expense on intangible assets for the years ended December 31, 2018, 2017 and 2016 was $20.5 million, $20.7 million and $20.8 million, respectively. The amortization of intangible assets is reported on a separate line item in our Consolidated Statements of Operations. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2019	$20.6
2020	12.5
2021	10.8
2022	8.1
2023	7.3

8.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of December 31, 2018 and 2017 consisted of the following:

	December 31
	2018	2017
	(In thousands)
Accounts payable	$434,827	$424,140
Payroll and benefits, including incentive compensation	57,164	62,551
Health insurance, workers’ compensation and other insurance costs	58,706	60,068
Customer rebates	41,266	38,571
Other accrued liabilities	107,698	85,740
Total	$699,661	$671,070
9.     INCOME TAXES
The Tax Act, which was enacted on December 22, 2017, represents the most significant overhaul of the U.S. tax code in more than 30 years. In 2017, The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign earnings. During the year ended December 31, 2017, we recognized the reasonably estimated (i) effects on our existing deferred tax balances and (ii) one-time transition tax, in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the new law. This resulted in a net tax benefit of $43.7 million recorded in our 2017 financial statements. As of December 31, 2018, we have completed our accounting for the 2017 tax effects related to enactment of the Tax Act. There were no material adjustments to the provisional amounts recorded at December 31, 2017 related to the Tax Act in our financial statements for the period ended December 31, 2018.

Prior to the enactment of the Tax Act on December 22, 2017, we considered the accumulated earnings of our foreign subsidiary to be indefinitely reinvested and, therefore, no provision had been made for U.S. income taxes on such amounts. We analyzed our foreign working capital and cash requirements and the potential tax liabilities that would be attributable to a repatriation of previously taxed earnings. In the second quarter of 2018, we repatriated $9.9 million of cash resulting in no additional tax expense. Additionally, we will not consider the future earnings of our foreign subsidiary to be permanently reinvested and have determined that any tax effects resulting from this change would be immaterial.

The following table presents the 2018, 2017 and 2016 income tax expense (benefit):

	Year Ended December 31
	2018(1)	2017(2)	2016(3)
	(In thousands)
Current income taxes:
Federal	$(258)	$(1,315)	$49,529
State	33	1,317	5,728
Foreign	(554)	844	879
Total current income tax expense (benefit)	(779)	846	56,136
Deferred income taxes:
Federal	(49,115)	(38,100)	15,164
State	7,611	11,075	10,734
Total deferred income tax expense (benefit)	(41,504)	(27,025)	25,898
Total income tax expense (benefit)	$(42,283)	$(26,179)	$82,034

(1)	Excludes $5.9 million of income tax benefit related to discontinued operations.

(2)	Excludes $14.2 million of income tax benefit related to discontinued operations.

(3)	Excludes $0.5 million of income tax expense related to discontinued operations.

The following is a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to income tax expense (benefit) reported in our Consolidated Statements of Operations:

	Year Ended December 31
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Tax expense (benefit) at statutory rate	$(78,648)	21.0%	$7,435	35.0%	$70,928	35.0%
State income taxes	(17,159)	4.6	1,844	8.7	9,620	4.8
Corporate owned life insurance	(85)	—	(933)	(4.4)	—	—
Nondeductible executive compensation	566	(0.1)	371	1.8	1,130	0.6
Impairment	35,109	(9.4)	—	—	—	—
Change in valuation allowances	17,355	(4.6)	5,851	27.5	1,080	0.5
Share-based compensation(1)	1,073	(0.3)	2,995	14.1	—	—
Domestic production activities deduction	—	—	(244)	(1.2)	(4,393)	(2.2)
Transition tax on unrepatriated foreign earnings	—	—	2,106	9.9	—	—
Tax reform revaluation of deferred taxes	—	—	(45,840)	(215.8)	—	—
Other	(494)	0.1	236	1.2	3,669	1.8
Total	$(42,283)	11.3%	$(26,179)	(123.2)%	$82,034	40.5%

(1)
Includes excess tax benefits and deficiencies related to share-based payments recorded in the provision of income taxes because of the adoption of ASU 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting in 2017.

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2018(1)	2017(2)
	(In thousands)
Deferred income tax assets:
Accrued liabilities	$54,906	$54,971
Retirement plans and postretirement benefits	12,190	10,379
Share-based compensation	2,343	3,886
Receivables and inventories	6,789	6,651
Derivative financial instruments	1,075	99
Net operating loss carryforwards	61,009	38,023
Tax credits and other carryforwards	23,195	9,965
Valuation allowances	(40,966)	(21,755)
	120,541	102,219
Deferred income tax liabilities:
Property, plant and equipment	(113,272)	(124,185)
Intangible assets	(14,475)	(22,213)
Cancellation of debt	—	(1,708)
Other	(3,983)	(3,400)
	(131,730)	(151,506)
Net deferred income tax asset (liability)	$(11,189)	$(49,287)

(1)	Includes $5.4 million of deferred tax assets related to uncertain tax positions.

(2)	Includes $7.0 million of deferred tax assets related to uncertain tax positions.
These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2018	2017
	(In thousands)
Noncurrent assets	$2,518	$10,731
Noncurrent liabilities	(13,707)	(60,018)
Total	$(11,189)	$(49,287)
At December 31, 2018, we had $61.0 million of tax-effected federal and state net operating losses and $23.2 million of federal and state tax credits and other carryovers available for use in future years. While some of these assets can be carried forward indefinitely, certain attributes are subject to limitations and begin to expire in 2019. A valuation allowance of $41.0 million has been established because we do not believe it is more likely than not that all state deferred tax assets will be realized. Our valuation allowance increased $19.2 million in 2018, which primarily relates to our assessment of the realizability of our net deferred state tax assets, as well as certain state net operating losses and tax credits.
The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in our Consolidated Balance Sheets:

	December 31
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$15,054	$30,410	$27,829
Increases in tax positions for current year	211	251	125
Increases in tax positions for prior years	244	904	4,542
Decreases in tax positions for prior years	(5,842)	(53)	(199)
Settlement of tax matters	(217)	—	(1,887)
Lapse of applicable statutes of limitations	—	(16,458)	—
Balance at end of year	$9,450	$15,054	$30,410
Of the total unrecognized tax benefit balance at December 31, 2018, $4.0 million would impact our effective tax rate if recognized. The remaining $5.4 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. We do not expect a material change to our gross liability for uncertain tax positions during the next 12 months.
We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expenses in our Consolidated Statements of Operations. Interest expense recorded in income tax expense for 2018, 2017 and 2016 was immaterial. Our liability for uncertain tax positions included accrued interest of $0.8 million and $2.0 million at December 31, 2018 and 2017, respectively.
As of December 31, 2018, our 2015 through 2017 U.S. consolidated income tax returns remain open for examination by the IRS. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state income tax returns in the process of examination, appeals or settlement.

10.     DEBT
Our long-term debt as of December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018			December 31, 2017
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured revolving credit facility	$19,300	4.65%	*	$11,200	3.33%	*
Senior notes due 2023	700,000	6.50		700,000	6.50
	719,300			711,200
Subsidiary debt obligations:
Receivables securitization facility	190,000	3.54	*	205,000	2.48	*
Capital lease and other	1,618	—		2,671	—
	191,618			207,671
Subtotal	910,918			918,871
Unamortized debt issuance costs	(4,574)			(5,672)
Total debt	906,344			913,199
Less current portion	(1,174)			(1,125)
Total long-term portion	$905,170			$912,074

*	Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities at December 31, 2018 were as follows (in thousands):

2019	$1,226
2020	190,392
2021	—
2022	19,300
2023	700,000
Thereafter	—
Subtotal	910,918
Less unamortized debt issuance costs	(4,574)
Total debt	$906,344
Senior Secured Revolving Credit Facility — In March 2015, we entered into a credit agreement, as amended on January 4, 2017 and as further amended on November 6, 2018, in each case described below (as amended, the "prior Credit Agreement"), pursuant to which the lenders provided us with a senior secured revolving credit facility in the amount of up to $450 million (the "prior Credit Facility"). Under the prior Credit Agreement, we have the right to request an increase of the aggregate commitments under the prior Credit Facility by up to $200 million, which we may request to be made available as either term loans or revolving loans, without the consent of any lenders not participating in such increase, subject to specified conditions. The prior Credit Facility is available for the issuance of up to $75 million of letters of credit and up to $100 million of swing line loans.
On January 4, 2017, we amended the prior Credit Agreement to, among other things, (i) extend the maturity date of the prior Credit Facility to January 4, 2022; (ii) modify the leverage ratio covenant to add a requirement that we comply with a maximum total net leverage ratio (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility) not to exceed 4.25 to 1.00 and to eliminate the maximum senior secured net leverage ratio requirement; (iii) modify the definition of “Consolidated EBITDA” to permit certain pro forma cost savings add-backs in connection with permitted acquisitions and dispositions; (iv) modify the definition of “Applicable Rate” to reduce the interest rate margins such that loans outstanding under the Credit Facility will bear interest, at our option, at either (x) the LIBO Rate (as defined in the prior Credit Agreement) plus a margin of between 1.75% and 2.50% (2.25% as of December 31, 2018) based on our total net leverage ratio (as defined in the prior Credit Agreement), or (y) the Alternate Base Rate (as defined in the prior Credit Agreement) plus a margin of between 0.75% and 1.50% (1.25% as of December 31, 2018) based on our total net leverage ratio; (v) modify certain negative covenants to provide additional flexibility for the incurrence of debt, the payment of dividends and the making of certain permitted acquisitions and other investments; (vi) eliminate and release all real property as collateral for loans under the prior Credit Facility; and (vii) provide the Company the ability to request that increases in the aggregate commitments under the prior Credit Facility be made available as either revolving loans or term loans.
In connection with the execution of the amendment to the prior Credit Agreement, we paid certain arrangement fees of approximately $0.7 million to lenders and other fees of approximately $0.3 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $0.9 million of unamortized deferred financing costs in connection with this amendment.
On November 6, 2018, we amended the prior Credit Agreement, to modify the leverage ratio covenant and set the maximum total leverage ratio required to be complied with, (i) for the fiscal quarters ending on September 30, 2018 and December 31, 2018, at 4.25x, (ii) for the fiscal quarter ending on March 31, 2019, at 5.00x, (iii) for the fiscal quarter ending on June 30, 2019, at 5.50x, (iv) for the fiscal quarter ending on September 30, 2019, at 5.25x and (v) for each fiscal quarter thereafter, at 4.25x.
In connection with the execution of this amendment to the prior Credit Agreement, we paid certain arrangement fees of approximately $0.7 million to lenders and other fees of approximately $0.1 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
We may make optional prepayments of loans under the prior Credit Facility, in whole or in part, without premium or penalty (other than applicable breakage costs). Subject to certain exceptions and conditions described in the prior Credit Agreement, we will be obligated to prepay the prior Credit Facility, but without a corresponding commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds. The prior Credit Facility is guaranteed by our existing and future domestic material restricted subsidiaries (as defined in the prior Credit Agreement), which are substantially all of our wholly-owned U.S. subsidiaries other than the receivables securitization facility subsidiaries (the "Guarantors").
The prior Credit Facility is secured by a first priority perfected security interest in substantially all of our assets and the assets of the Guarantors, whether consisting of personal, tangible or intangible property, including a pledge of, and a perfected security interest in, (i) all of the shares of capital stock of the Guarantors and (ii) 65% of the shares of capital stock of our and the Guarantors' first-tier foreign subsidiaries that are material restricted subsidiaries, in each case subject to certain exceptions as set forth in the prior Credit Agreement. The collateral does not include, among other things, (a) any of our real property, (b) the capital stock and any assets of any unrestricted subsidiary, (c) any capital stock of any direct or indirect subsidiary of Dean Holding Company ("Legacy Dean"), a wholly owned subsidiary of the Company, which owns any real property, or (d) receivables sold pursuant to the receivables securitization facility.
 The prior Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments during a default or non-compliance with the financial covenants, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The prior Credit Agreement also contains customary events of default and related cure provisions. We are required to comply with (a) a maximum total net leverage ratio of (i) for the fiscal quarters ending on September 30, 2018 and December 31, 2018, of 4.25x, (ii) for the fiscal quarter ending on March 31, 2019, of 5.00x, (iii) for the fiscal quarter ending on June 30, 2019, of 5.50x, (iv) for the fiscal quarter ending on September 30, 2019, of 5.25x and (v) for each fiscal quarter ending thereafter, of 4.25x (which, for purposes of calculating indebtedness, excludes borrowings under our receivables securitization facility); and (b) a minimum consolidated interest coverage ratio of 2.25x. In addition, the prior Credit Agreement imposes certain restrictions on our ability to pay dividends and make other restricted payments if our total net leverage ratio (including borrowings under our receivables securitization facility) is in excess of 3.50x.
At December 31, 2018, we had outstanding borrowings of $19.3 million under the prior Credit Facility. Our average daily balance under the prior Credit Facility during the year ended December 31, 2018 was $2.6 million. There were no letters of credit issued under the prior Credit Facility as of December 31, 2018.
On February 22, 2019, we terminated the prior Credit Agreement governing our prior Credit Facility and entered into that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”), pursuant to which the lenders party thereto have provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”). Borrowings under the Credit Facility are limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount is equal to (i) on and following February 22, 2019 and prior to the date on which certain conditions relating to the grant of security interest in certain of our equipment and real property and our election to include such equipment and real property in the borrowing base, $175 million and (ii) thereafter, 65% of the value of such equipment and real property. The Credit Facility matures on February 22, 2024, with a September 15, 2022 springing maturity date in the event we don’t repay or refinance the 2023 Notes on or prior to July 15, 2022. A portion of the Credit Facility is available for the issuance of up to $25 million of standby letters of credit and up to $10 million of swing line loans.
Loans outstanding under the Credit Facility bear interest, at our option, at either: (i) the Base Rate (as defined in the Credit Agreement) or (ii) the Adjusted Eurodollar Rate (as defined in the Credit Agreement), plus a margin of between 1.25% and 1.75% (in the case of Base Rate loans) or 2.25% and 2.75% (in the case of Eurodollar Rate loans), in each case based on our total net leverage ratio.
We may make optional prepayments of the loans, in whole or in part, without penalty (other than applicable breakage and redeployment costs). Subject to certain exceptions and conditions described in the Credit Agreement, we will be obligated to prepay the Credit Facility, and with a 50% commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds relating to the assets not included in the borrowing base. The Credit Facility is guaranteed by our existing and future wholly owned material domestic subsidiaries, which are substantially all of our existing domestic subsidiaries other than the subsidiaries who are sellers under the Receivables Securitization Facility.
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of the 2023 Notes, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. The Credit Agreement includes a fixed charge covenant that requires us to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 at any time that our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) at such time is less than 50% of the borrowing base under the Credit Facility (or, at any time prior to inclusion of certain equipment and real property, less than $100 million).
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
The receivables purchase agreement contains covenants consistent with those contained in the prior Credit Agreement.
Based on the monthly borrowing base formula, we had the ability to borrow up to $437.3 million of the total commitment amount under the receivables securitization facility as of December 31, 2018. The total amount of receivables sold to these entities as of December 31, 2018 was $552.3 million. During the year ended December 31, 2018, we borrowed $2.4 billion and repaid $2.4 billion under the facility with a remaining balance of $190.0 million as of December 31, 2018. In addition to letters of credit in the aggregate amount of $109.6 million that were issued but undrawn, the remaining available borrowing capacity was $137.7 million at December 31, 2018. Our average daily balance under this facility during the year ended December 31, 2018 was $157.2 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
On January 17, 2019, we amended and restated the existing receivables purchase agreement ("Existing RPA") governing our receivables securitization facility to, among other things, (i) waive compliance with the financial covenant in the Existing RPA requiring the Company to maintain a total net leverage ratio (as defined in the Existing RPA) of less than or equal to 4.25 to 1.00 for the test period ended December 31, 2018 (the “Financial Covenant”) and (ii) any cross default under the Existing RPA arising from non-compliance with the Financial Covenant under the prior Credit Facility. The waiver is subject to termination upon the earliest to occur of (a) March 1, 2019, (b) the date, if any, on which any Seller Party (as defined in the Existing RPA) breaches its obligations under Amendment No. 2 and (c) the date, if any, on which the Collateral Agent (as defined in the Existing RPA) enters into a forbearance agreement with the Company relating to (x) the prior Credit Agreement, dated as of March 26, 2015, by and among the Company and the lenders and other parties from time to time party thereto (y) the exercise of remedies with respect to the prior Credit Facility.
On February 22, 2019, we amended and restated the Existing RPA to, among other things, (i) extend the liquidity termination date to February 22, 2022 and (ii) replace the leverage ratio covenant with a springing fixed charge coverage ratio covenant that requires us to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 at any time that our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) is less than 50% of the borrowing base under the Credit Facility (or, at any time prior to inclusion of certain equipment and real property, less than $100 million).
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
The carrying value under the 2023 Notes at December 31, 2018 was $695.4 million, net of unamortized debt issuance costs of $4.6 million.
See Note 11 for information regarding the fair value of the 2023 Notes as of December 31, 2018 and 2017.
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
On October 16, 2017, we repaid in full the $142 million outstanding aggregate principal amount of the senior notes, plus remaining accrued and unpaid interest of $4.9 million, with borrowings from our receivables securitization facility.
Capital Lease Obligations and Other — Capital lease obligations of $1.6 million and $2.7 million as of December 31, 2018 and 2017, respectively, were primarily comprised of our leases for information technology equipment. See Note 19.

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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. As of December 31, 2018 and 2017, our derivatives recorded at fair value in our Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
Commodities contracts — current(1)	$11	$1,431	$4,328	$1,829
Commodities contracts — non-current(2)	—	—	—	15
Total derivatives	$11	$1,431	$4,328	$1,844

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 is as follows (in thousands):

	Fair Value as of December 31, 2018	Level 1	Level 2	Level 3
Assets — Commodities contracts	$11	$—	$11	$—
Liabilities — Commodities contracts	4,328	—	4,328	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 is as follows (in thousands):

	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
Assets — Commodities contracts	$1,431	$—	$1,431	$—
Liabilities — Commodities contracts	1,844	—	1,844	—
Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair value of the 2023 Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amounts and fair value of the 2023 Notes at December 31:

	2018		2017
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$560,000	$700,000	$698,250
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$6	$—	$6	$—
Mutual funds	1,693	—	1,693	—
The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$22	$—	$22	$—
Mutual funds	1,785	—	1,785	—

12.     COMMON STOCK AND SHARE-BASED COMPENSATION
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In February 2019, our Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. From 2015 through 2018, all awards of restricted stock units, performance stock units and phantom shares provided for cash dividend equivalent units, which vested in cash at the same time as the underlying award. Quarterly dividends of $0.09 per share were paid in each quarter through September 30, 2018, and a quarterly dividend of $0.03 per share was paid in December 2018, totaling approximately $27.4 million for the year ended December 31, 2018. Quarterly dividends of $0.09 per share were paid in each quarter of 2017 and 2016, totaling approximately $32.7 million and $32.8 million for the years ended December 31, 2017 and 2016, respectively. Any future dividends and the dividend policy may be changed at the Board of Directors’ discretion at any time. Dividends are presented as a reduction to retained earnings in our Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the years ended December 31, 2018 and 2017. We repurchased 1,371,185 shares for $25.0 million during the year ended December 31, 2016. As of December 31, 2018, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
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
As of December 31, 2018, we had approximately 8.5 million shares, in the aggregate, available for grant under the 2016 Plan.
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

The following table summarizes RSU activity during the year ended December 31, 2018:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2018	545,405	85,829	631,234
RSUs granted	759,814	95,669	855,483
Shares issued upon vesting of RSUs	(176,881)	(39,044)	(215,925)
RSUs canceled or forfeited(1)	(287,907)	(1,915)	(289,822)
RSUs outstanding at December 31, 2018	840,431	140,539	980,970
Weighted-average per share grant date fair value	$11.35	$11.95	$11.44

(1)
Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Any stock units surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

The following table summarizes information about our RSU grants and RSU expense during the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31
	2018	2017	2016
Total intrinsic value of RSUs vested/distributed during the period	$2,496	$7,960	$8,920
Weighted-average grant date fair value of RSUs granted	8.92	17.91	19.13
Tax benefit related to RSU expense	972	2,071	1,694
At December 31, 2018, there was $7.1 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.02 years.
Performance Stock Units — In 2016, we began granting performance stock units ("PSUs") as part of our long-term incentive compensation program. PSUs cliff vest and settle in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The PSUs are deemed granted in three separate one year tranches on the dates in which our Compensation Committee establishes the applicable annual performance goals. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the award that is expected to vest. The fair value of the PSUs is remeasured at each reporting period. The following table summarizes PSU activity during the year ended December 31, 2018:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	121,807	$18.62
Granted	295,191	8.80
Forfeited	(39,430)	10.38
Performance adjustment(1)	(85,795)	18.13
Outstanding at December 31, 2018	291,773	$9.94

(1)
Represents an adjustment to the 2017 tranche of the 2016 and 2017 PSU awards based on actual performance during the 2017 annual performance period in relation to the established performance goal for that period. The actual performance for the 2017 annual performance period was certified by the Compensation Committee of our Board of Directors in the first quarter of 2018.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets. The following table summarizes the phantom share activity during the year ended December 31, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	1,322,580	$18.26
Granted	1,718,732	8.78
Converted/paid	(633,271)	17.88
Forfeited	(400,614)	12.79
Outstanding at December 31, 2018	2,007,427	$11.35
Restricted Stock — We offer our non-employee directors the option to receive certain compensation for services rendered in either cash or shares of restricted stock equal to 150% of the fee amount. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the year ended December 31, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2018	52,769	$14.97
Restricted shares granted	102,485	6.99
Restricted shares vested	(67,728)	11.33
Unvested at December 31, 2018	87,526	$8.44
Stock Options — We did not grant any stock options during 2016, 2017 or 2018. At December 31, 2018, there was no remaining unrecognized stock option expense related to unvested awards.
Under the terms of our stock option plans, employees and non-employee directors may be granted options to purchase our stock at a price equal to the market price on the date the option is granted.
The following table summarizes stock option activity during the year ended December 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2018	700,467	$17.21
Forfeited and canceled(1)	(314,929)	20.46
Options outstanding and exercisable at December 31, 2018(2)	385,538	14.55	1.04	$—

(1)
Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants. Effective May 15, 2013, any stock options surrendered or canceled in satisfaction of participants' exercise proceeds or tax withholding obligation will no longer become available for future grants under the plans.

(2)	As of December 31, 2018, there were no remaining unvested stock options.

The following table summarizes information about options outstanding and exercisable at December 31, 2018:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$8.96 to 10.44	88,451	2.69	$9.77
12.60	67,287	1.12	12.60
13.30 to 15.70	31,987	2.00	14.46
17.36	194,233	0.12	17.36
17.48	3,580	0.17	17.48
The following table summarizes additional information regarding our stock option activity (in thousands):

	Year Ended December 31
	2018	2017	2016
Intrinsic value of options exercised	$—	$427	$1,372
Fair value of shares vested	—	—	—
Tax benefit related to stock option expense	—	—	—
During the year ended December 31, 2018, there were no stock option exercises.
Share-Based Compensation Expense — The following table summarizes the share-based compensation expense related to equity-based awards recognized during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31
	2018		2017		2016
RSUs	$4,935		$5,969		$11,053
PSUs	(68)	(1)	(2,395)	(2)	3,601
Phantom shares	3,028		7,447		15,176
Total	$7,895		$11,021		$29,830

(1)
The net credit to PSU expense for the year ended December 31, 2018 is primarily the result of lower expected performance (relative to the established performance metric) associated with the 2018 tranche of these awards.

(2)
The net credit to PSU expense for the year ended December 31, 2017 is primarily the result of lower performance (relative to the established performance metric) associated with the 2017 tranche of these awards and reflects the impact of a mark-to-market adjustment with respect to PSUs granted to certain former executives which were cash settled following the completion of the performance period based on our stock price.

13.     EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the weighted average number of common shares issued and outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the year ended December 31, 2018 as we incurred a loss from continuing operations for this period and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Year Ended December 31
	2018	2017	2016
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(332,230)	$47,422	$120,617
Net loss attributable to non-controlling interest	458	—	—
Income (loss) from continuing operations attributable to Dean Foods Company	$(331,772)	$47,422	$120,617
Denominator:
Average common shares	91,327,846	90,899,284	90,933,886
Basic earnings (loss) per share from continuing operations attributable to Dean Foods Company	$(3.63)	$0.52	$1.33
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(332,230)	$47,422	$120,617
Net loss attributable to non-controlling interest	458	—	—
Income (loss) from continuing operations attributable to Dean Foods Company	$(331,772)	$47,422	$120,617
Denominator:
Average common shares — basic	91,327,846	90,899,284	90,933,886
Stock option conversion(1)	—	119,284	246,116
RSUs and PSUs(2)	—	255,426	330,481
Average common shares — diluted	91,327,846	91,273,994	91,510,483
Diluted earnings (loss) per share from continuing operations attributable to Dean Foods Company	$(3.63)	$0.52	$1.32
(1) Anti-dilutive common shares excluded	436,473	880,541	1,262,158
(2) Anti-dilutive stock units excluded	1,086,206	442,047	—
14.     ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during the year ended December 31, 2018 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance, December 31, 2017	$(73,629)	$(4,781)	$(78,410)
Other comprehensive loss before reclassifications	(9,971)	—	(9,971)
Amounts reclassified from accumulated other comprehensive loss(1)	6,621	—	6,621
Net current-period other comprehensive loss	(3,350)	—	(3,350)
Reclassification of stranded tax effects related to the Tax Act(2)	(16,847)	—	(16,847)
Balance, December 31, 2018	$(93,826)	$(4,781)	$(98,607)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Notes 15 and 16.

(2)	See Note 1 for additional details on the adoption of ASU No. 2018-02 during the first quarter of 2018.
The changes in accumulated other comprehensive loss by component, net of tax, during the year ended December 31, 2017 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance, December 31, 2016	$(84,852)	$(4,781)	$(89,633)
Other comprehensive income before reclassifications	17,740	—	17,740
Amounts reclassified from accumulated other comprehensive loss(1)	(6,517)	—	(6,517)
Net current-period other comprehensive income	11,223	—	11,223
Balance, December 31, 2017	$(73,629)	$(4,781)	$(78,410)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Notes 15 and 16.

15.     EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS
We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multiemployer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2018, 2017 and 2016, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2018	2017	2016
	(In thousands)
Defined benefit plans	$5,547	$6,717	$6,805
Defined contribution plans	18,968	19,562	19,078
Multiemployer pension and certain union plans	27,181	29,231	30,073
Total	$51,696	$55,510	$55,956
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under Employee Retirement Income Security Act regulations plus additional amounts as we deem appropriate.
Included in accumulated other comprehensive loss at December 31, 2018 and 2017 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $2.2 million ($1.7 million net of tax) and $2.6 million ($1.6 million net of tax), respectively, and unrecognized actuarial losses of $128.2 million ($96.3 million net of tax) and $122.1 million ($74.4 million net of tax), respectively. Prior service costs and actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the year ending December 31, 2019 are $0.4 million ($0.3 million net of tax) and $9.8 million ($7.2 million net of tax), respectively.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2018 and 2017, and the funded status of the plans at December 31, 2018 and 2017 are as follows:

	December 31
	2018	2017
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$349,784	$338,733
Service cost	2,928	3,007
Interest cost	11,311	11,709
Plan amendments	—	1,233
Actuarial (gain) loss	(26,820)	19,921
Benefits paid	(23,105)	(24,819)
Benefit obligation at end of year	314,098	349,784
Change in plan assets:
Fair value of plan assets at beginning of year	344,760	282,183
Actual return (loss) on plan assets	(23,276)	48,038
Employer contributions	829	39,358
Benefits paid	(23,105)	(24,819)
Fair value of plan assets at end of year	299,208	344,760
Funded status at end of year	$(14,890)	$(5,024)
The underfunded status of the plans of $14.9 million at December 31, 2018 is recognized in our Consolidated Balance Sheet and includes $14.1 million classified as a noncurrent pension liability and $0.8 million classified as a current accrued pension liability. We do not expect any plan assets to be returned to us during the year ending December 31, 2019. We do not currently expect to make any contributions to the pension plans in 2019.
A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2018 and 2017 follows:

	December 31
	2018	2017
Weighted average discount rate	4.38%	3.69%
Rate of compensation increase	3.70%	3.70%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2018, 2017 and 2016 follows:

	Year Ended December 31
	2018	2017	2016
Effective discount rate for benefit obligations	3.69%	4.29%	4.53%
Effective rate for interest on benefit obligations	3.32%	3.56%	3.76%
Effective discount rate for service cost	3.79%	4.51%	4.67%
Effective rate for interest on service cost	3.51%	3.91%	4.14%
Expected return on assets	5.25%	6.25%	6.75%
Rate of compensation increase	3.70%	3.70%	4.00%

	Year Ended December 31
	2018	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,928	$3,007	$3,173
Interest cost	11,311	11,709	12,171
Expected return on plan assets	(17,644)	(19,030)	(18,531)
Amortizations:
Prior service cost	431	706	857
Unrecognized net loss	8,521	10,325	8,822
Effect of settlement	—	—	313
Net periodic benefit cost	$5,547	$6,717	$6,805
The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.
The amortization of unrecognized net loss represents the amortization of investment losses incurred. The effect of settlement costs represents the recognition of net periodic benefit cost related to pension settlements reached as a result of plant closures.
Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2018	2017
	(In millions)
Projected benefit obligation	$314.1	$349.8
Accumulated benefit obligation	311.7	346.0
Fair value of plan assets	299.2	344.8
The accumulated benefit obligation for all defined benefit plans was $311.7 million and $346.0 million at December 31, 2018 and 2017, respectively.
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
At December 31, 2018, our master trust was invested as follows: investments in equity securities were at 29%; investments in fixed income were at 70%; and cash equivalents were less than 1%. We believe the allocation of our master trust investments as of December 31, 2018 is generally consistent with the targets set forth by our Investment Committee.
Estimated pension plan benefit payments to participants for the next ten years are as follows:

2019	$18.0	million
2020	18.3	million
2021	19.0	million
2022	19.8	million
2023	20.1	million
Next five years	103.1	million
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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair values by category of inputs as of December 31, 2018 were as follows (in thousands):

	Fair Value as of December 31, 2018	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$299	$299	$—	$—
Index Funds:
U.S. Equities(a)	84,693	—	84,693	—
Equity Funds(b)	5,924	—	5,924	—
Total Equity Securities	90,916	299	90,617	—
Fixed Income:
Bond Funds(c)	203,640	—	203,640	—
Diversified Funds(d)	2,712	—	—	2,712
Total Fixed Income	206,352	—	203,640	2,712
Cash Equivalents:
Short-term Investment Funds(e)	1,940	—	1,940	—
Total Cash Equivalents	1,940	—	1,940	—
Total	$299,208	$299	$296,197	$2,712

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.

(b)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% international stocks.

(c)	Represents investments primarily in U.S. dollar-denominated, investment grade bonds, including government securities, corporate bonds, and mortgage- and asset-backed securities.

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

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017 is as follows (in thousands):

	Diversified Funds	Partnerships/ Joint Ventures	Total
Balance at December 31, 2016	$3,930	$163	$4,093
Actual return on plan assets:
Relating to instruments still held at reporting date	97	—	97
Relating to instruments sold during the period	—	(1)	(1)
Purchases, sales and settlements (net)	(1,849)	—	(1,849)
Transfers in and/or out of Level 3	522	(162)	360
Balance at December 31, 2017	$2,700	$—	$2,700
Actual return on plan assets:
Relating to instruments still held at reporting date	76	—	76
Purchases, sales and settlements (net)	(1,360)	—	(1,360)
Transfers in and/or out of Level 3	1,296	—	1,296
Balance at December 31, 2018	$2,712	$—	$2,712
Defined Contribution Plans — Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by us. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 50% of a participant’s annual compensation and provide for employer matching and profit sharing contributions as determined by the plan provisions and approved by our Board of Directors. In addition, certain union hourly employees are participants in company-sponsored defined contribution plans, which provide for salary reduction contributions according to several schedules, including as a percentage of salary and flat dollar amounts. Additionally, employer contributions are sometimes, although not always, provided according to various schedules ranging from flat dollar contributions to matching contributions as a percent of salary based on the employees deferral election and according to the terms of the relevant collective bargaining agreement.
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

Our participation in these multiemployer plans for the year ended December 31, 2018 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2018 and 2017 is for the plans’ year-end at December 31, 2017 and December 31, 2016, respectively. The zone status is based on information that we obtained from each plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are in "critical" or "critical and declining" status and generally less than 65% funded, plans in the yellow zone are in "endangered" status and less than 80% funded, and plans in the green zone are in "healthy" status and at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP / RP Status Pending/ Implemented	Extended Amortization Provisions	Expiration Date of Associated Collective- Bargaining Agreement(s)
			2018	2017
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	March 31, 2019 - October 31, 2021
Central States, Southeast and Southwest Areas Pension Plan(2)	36-6044243	001	Red	Red	Implemented	No	April 3, 2019 - May 1, 2021
Retail, Wholesale & Department Store International Union and Industry Pension Fund(3)	63-0708442	001	Red	Green	Implemented	Yes	August 26, 2019 - June 11, 2021
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(4)	23-6283288	001	Red	Yellow	Implemented	Yes	August 31, 2020 - September 30, 2022

(1)
We are party to approximately thirteen collective bargaining agreements that require contributions to this plan. These agreements cover a large number of employee participants and expire on various dates between 2019 and 2021. The agreement expiring in March 2019 is the most significant as 29% of our employee participants in this plan are covered by that agreement.

(2)
There are approximately 19 collective bargaining agreements that govern our participation in this plan. The agreements expire on various dates between 2019 and 2021. Approximately 40%, 34%, and 26% of our employee participants in this plan are covered by the agreements expiring in 2019, 2020, and 2021 respectively.

(3)
We are subject to approximately eight collective bargaining agreements with respect to this plan. Approximately 2%, 44%, and 54% of our employee participants in this plan are covered by the agreements expiring in 2019, 2020, and 2021 respectively.

(4)
We are party to five collective bargaining agreements with respect to this plan. The agreement expiring in September 2020 is the most significant as 62% of our employee participants in this plan are covered by that agreement.

Information regarding our contributions to our multiemployer pension plans is shown in the table below. There are no changes that materially affected the comparability of our contributions to each of these plans during the years ended December 31, 2018, 2017 and 2016.

Pension Fund	Employer Identification Number	Pension Plan Number	Dean Foods Company Contributions (in millions)
			2018	2017	2016	Surcharge Imposed(3)
Western Conference of Teamsters Pension Plan	91-6145047	001	$14.0	$13.2	$13.8	No
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	001	9.5	9.5	8.6	No
Retail, Wholesale & Department Store International Union and Industry Pension Fund(1)	63-0708442	001	1.3	1.3	1.8	No
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(1)	23-6283288	001	2.1	2.1	1.9	No
Other Funds(2)			0.3	3.1	4.0
Total Contributions			$27.2	$29.2	$30.1

(1)
During the 2017 and 2016 plan years, our contributions to these plans exceeded 5% of total plan contributions. At the date of filing of this Annual Report on Form 10-K, Forms 5500 were not available for the plan years ending in 2018.

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
Included in accumulated other comprehensive loss at December 31, 2018 and 2017 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $0.3 million ($0.2 million net of tax) and $0.4 million ($0.3 million net of tax), respectively, and unrecognized actuarial gains of $6.1 million ($4.6 million net of tax) and $4.6 million ($3.4 million net of tax), respectively. The prior service cost and actuarial gains included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit cost during the year ending December 31, 2019 is $0.1 million ($0.1 million net of tax) and $0.6 million ($0.5 million net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2018	2017
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$31,866	$30,122
Service cost	679	586
Interest cost	941	960
Employee contributions	316	256
Actuarial (gain) loss	(1,959)	1,622
Benefits paid	(1,929)	(1,680)
Benefit obligation at end of year	29,914	31,866
Fair value of plan assets at end of year	—	—
Funded status	$(29,914)	$(31,866)
The unfunded portion of the liability of $29.9 million at December 31, 2018 is recognized in our Consolidated Balance Sheet and includes $2.4 million classified as a current accrued postretirement liability.
A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2018 and 2017 follows:

	December 31
	2018	2017
Healthcare inflation:
Healthcare cost trend rate assumed for next year	6.43%	6.72%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year of ultimate rate achievement	2038	2038
Weighted average discount rate	4.26%	3.53%
A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	Year Ended December 31
	2018	2017	2016
Healthcare inflation:
Healthcare cost trend rate assumed for next year	6.72%	7.00%	7.27%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%
Year of ultimate rate achievement	2038	2038	2038
Effective discount rate for benefit obligations	3.53%	3.97%	4.27%
Effective rate for interest on benefit obligations	3.16%	3.32%	3.52%
Effective discount rate for service cost	3.77%	4.44%	4.68%
Effective rate for interest on service cost	3.59%	4.08%	4.37%
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

	Year Ended December 31
	2018	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$1,620	$1,545	$1,725
Amortizations:
Prior service cost	92	92	92
Unrecognized net (gain) loss	(472)	(457)	(245)
Net periodic benefit cost	$1,240	$1,180	$1,572
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$220	$(181)
Effect on postretirement obligation	1,956	(3,358)
We expect to contribute $2.4 million to the postretirement health care plans in 2019. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2019	$2.4	million
2020	2.4	million
2021	2.3	million
2022	2.3	million
2023	2.2	million
Next five years	10.9	million
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
The results of our 2018 impairment analysis indicated an impairment of our property, plant, and equipment at five of our production facilities, totaling $13.7 million. The impairments were the result of declines in operating cash flows at these production facilities on both a historical and forecasted basis. These impairment charges were recorded during the year ended December 31, 2018.
For the year ended December 31, 2017, the results of our analysis indicated an impairment of our property, plant and equipment at three of our production facilities, totaling $27.8 million. The impairments were the result of declines in operating cash flows at these production facilities on both a historical and forecasted basis. In addition, we recorded a write-down of certain corporate assets in connection with our enterprise-wide cost productivity plan totaling $2.9 million.
We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization and reorganization strategies are summarized as follows:

	Year Ended December 31
	2018	2017	2016
	(In thousands)
Closure of facilities, net(1)	$60,460	$12,703	$8,719
Organizational effectiveness(2)	(331)	12,210	—
Enterprise-wide cost productivity plan(3)	14,863	—	—
Facility closing and reorganization costs, net	$74,992	$24,913	$8,719

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2018, 2017 and 2016. These charges are primarily related to facility closures in Braselton, Georgia; Louisville, Kentucky; Erie, Pennsylvania; Huntley, Illinois; Thief River Falls, Minnesota; Lynn, Massachusetts; Livonia, Michigan; Richmond, Virginia; Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Riverside, California; Denver, Colorado; and Buena Park, California. We have incurred net charges to date of $111.9 million related to these facility closures through December 31, 2018. We expect to incur additional charges related to these facility closures of approximately $7.6 million related to shutdown, contract termination and other costs.

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

(3)
In the fourth quarter of 2017, we announced an enterprise-wide cost productivity plan, which includes rescaling our supply chain, optimizing spend management and integrating our operating model. This plan has resulted in headcount reductions due to changes to our organizational structure, and the charges shown in the table above are primarily comprised of severance benefits and other employee-related costs associated with these changes. Efforts with respect to the enterprise-wide cost productivity plan are ongoing, and we expect that we will incur additional costs in the coming months associated with the approval and implementation of an additional phase of the plan; however, as specific details of this phase have not been finalized and approved, future costs are not yet estimable.

Activity for 2018 and 2017 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2016	Charges and Adjustments	Payments	Accrued Charges at December 31, 2017	Charges and Adjustments	Payments	Accrued Charges at December 31, 2018
	(In thousands)
Cash charges:
Workforce reduction costs	$3,610	$14,033	$(11,780)	$5,863	$27,460	$(20,110)	$13,213
Shutdown costs	—	3,792	(3,792)	—	7,349	(7,349)	—
Lease obligations after shutdown	3,932	1,021	(2,347)	2,606	143	(1,381)	1,368
Other	—	318	(318)	—	465	(465)	—
Subtotal	$7,542	19,164	$(18,237)	$8,469	35,417	$(29,305)	$14,581
Non-cash charges:
Write-down of assets(1)		5,602			45,450
(Gain) loss on sale of related assets		138			(6,062)
Other, net		9			187
Subtotal		5,749			39,575
Total		$24,913			$74,992

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

18.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2018	2017	2016
	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$54,178	$60,403	$60,580
Net cash paid (received) for taxes	(335)	(3,063)	50,630
Non-cash additions to property, plant and equipment, including capital leases	17,088	8,879	4,748
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
Insurance — We use a combination of insurance and self-insurance for a number of risks, including property, workers’ compensation, general liability, automobile liability, product liability and employee health care utilizing high deductibles. Deductibles vary due to insurance market conditions and risk. Liabilities associated with these risks are estimated considering historical claims experience and other actuarial assumptions. Based on current information, we believe that we have established adequate reserves to cover these claims. At December 31, 2018 and 2017, we recorded accrued liabilities related to these retained risks of $142.0 million and $152.6 million, respectively, including both current and long-term liabilities.
Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, including our distribution fleet, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense was $143.3 million, $135.4 million and $127.3 million for 2018, 2017 and 2016, respectively.
The net book value of assets under capital leases, which are included in property, plant and equipment in our Consolidated Balance Sheets, are as follows:

	Year Ended December 31
	2018	2017
	(In thousands)
Machinery and equipment	$5,481	$5,619
Less accumulated depreciation	(4,045)	(2,948)
Net book value of assets under capital leases	$1,436	$2,671
Future minimum payments at December 31, 2018 under non-cancelable capital leases and operating leases with terms in excess of one year are summarized below:

	Capital Leases	Operating Leases
	(In thousands)
2019	$1,271	$118,827
2020	398	90,615
2021	—	64,501
2022	—	45,049
2023	—	32,771
Thereafter	—	50,998
Total minimum lease payments	1,669	$402,761
Less amount representing interest	(51)
Present value of capital lease obligations	$1,618
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

Litigation, Investigations and Audits — We are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with these other matters are not expected to have a material adverse impact on our financial position, results of operations, or cash flows.
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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating income (loss):
Dean Foods	$(46,015)	$143,147	$276,950
Facility closing and reorganization costs, net	(74,992)	(24,913)	(8,719)
Impairment of goodwill and long-lived assets	(204,414)	(30,668)	—
Other operating income	2,289	—	—
Equity in earnings (loss) of unconsolidated affiliate	7,939	—	—
Total	(315,193)	87,566	268,231
Other (income) expense:
Interest expense	56,443	64,961	66,795
Other (income) expense, net	2,877	1,362	(1,215)
Consolidated income (loss) from continuing operations before income taxes	$(374,513)	$21,243	$202,651
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the years ended December 31, 2018, 2017 and 2016. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 15.3%, 17.5%, and 16.7% of our consolidated net sales in 2018, 2017 and 2016, respectively. As disclosed in Note 1, on a prospective basis, effective January 1, 2018, we began reporting sales of excess raw materials within the net sales line of our Consolidated Statements of Operations. As such, the computation, and comparison, of the percentages of our largest customer between fiscal periods is impacted by the change in the presentation of excess raw material sales.

21.     QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2018 and 2017:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2018
Net sales	$1,980,507	$1,951,230	$1,894,066	$1,929,480
Gross profit	448,503	432,784	390,597	383,394
Loss from continuing operations(1)	(265)	(42,016)	(26,648)	(263,301)
Net loss	(265)	(40,094)	(26,648)	(260,351)
Net loss attributable to Dean Foods Company	(265)	(40,094)	(26,424)	(260,117)
Loss per common share from continuing operations attributable to Dean Foods Company(2):
Basic	$—	$(0.46)	$(0.29)	$(2.88)
Diluted	$—	$(0.46)	$(0.29)	$(2.88)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2017
Net sales	$1,995,686	$1,926,722	$1,937,620	$1,934,997
Gross profit	462,219	467,480	441,838	446,530
Income (loss) from continuing operations(3)	(9,759)	17,647	(9,973)	49,507
Net income (loss)(4)	(9,759)	17,647	1,382	52,318
Earnings (loss) per common share from continuing operations(2):
Basic	$(0.11)	$0.19	$(0.11)	$0.54
Diluted	$(0.11)	$0.19	$(0.11)	$0.54

(1)
Loss from continuing operations for the first, second, third and fourth quarters of 2018 includes facility closing and reorganization costs, net of tax and gains on sales of assets, of $6.4 million, $51.2 million, $(2.0) million and $1.2 million, respectively. See Note 17. The results for the second and fourth quarters of 2018 include impairments of our property, plant and equipment totaling $2.2 million and $11.5 million, respectively. See Note 17. The results for the fourth quarter of 2018 include a goodwill impairment of $190.7 million. See Note 7.

(2)
Earnings (loss) per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings (loss) per common share amount.

(3)
Income (loss) from continuing operations for the first, second, third and fourth quarters of 2017 includes facility closing and reorganization costs, net of tax and gains on sales of assets, of $5.7 million, $3.6 million, $4.8 million and $1.2 million, respectively. See Note 17. Additionally, results for the first quarter of 2017 include a charge due to litigation settlements and the related legal expenses. The results for the third and fourth quarters of 2017 include impairments of our property, plant and equipment totaling $25.0 million and $5.7 million, respectively. See Note 17. The results for the fourth quarter of 2017 include a one-time income tax benefit of $43.7 million associated with the December 22, 2017 enactment of the Tax Cuts and Jobs Act. See Note 9.

(4)	Net income for the third quarter of 2017 includes net gains from discontinued operations of $11.4 million. See Note 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Dean Foods Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to adoption of the new revenue standard. The Company adopted the new revenue standard using a modified retrospective approach.
Basis for Opinion
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
February 28, 2019

We have served as the Company’s auditor since 1988.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
Our management has evaluated the changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2018.  In the fourth quarter of 2018, management migrated the accounts payable processing system to a new procure-to-pay system as part of its ongoing enterprise-wide cost productivity plan to enhance our internal controls and the overall effectiveness of our end-to-end procure-to-pay processes.  The Company has appropriately considered and integrated these changes into our control design and related tests of operating effectiveness of internal controls over financial reporting as of December 31, 2018.
Other than as described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.
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
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Dean Foods Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 28, 2019

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to our proxy statement (to be filed) for our 2019 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation
Incorporated herein by reference to our proxy statement (to be filed) for our 2019 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference to our proxy statement (to be filed) for our 2019 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to our proxy statement (to be filed) for our 2019 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services
Incorporated herein by reference to our proxy statement (to be filed) for our 2019 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements are filed as part of this Form 10-K or are incorporated herein as indicated:

Item 16.	Form 10-K Summary
Not applicable.
INDEX TO EXHIBITS

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.2	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012	August 7, 2012

3.3	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Current Report on Form 8-K	May 20, 2014

3.5	Amended and Restated Bylaws	Current Report on Form 8-K	February 27, 2019

4.1	Specimen of Common Stock Certificate	Current Report on Form 8-K	August 15, 2013

4.2	Indenture, dated as of February 25, 2015, between Dean Foods Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K	March 3, 2015

4.3	Satisfaction and Discharge of Indenture	Current Report on Form 8-K	March 3, 2015

*10.1	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.2	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.3	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.4	Amendment No. 1 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.5	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.6	Amendment No. 3 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2016	February 22, 2017

*10.7	Dean Foods Company Amended and Restated Executive Severance Pay Plan.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	November 8, 2017

*10.8	Form of Change in Control Agreement for the Company’s Chief Executive Officer and Executive Vice Presidents	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.9	Form of Change in Control Agreement for Senior Vice Presidents	Current Report on Form 8-K	January 17, 2019

*10.10	Dean Foods Company 2007 Stock Incentive Plan, as amended	Current Report on Form 8-K	May 20, 2013

*10.11	Amendment to the Dean Foods Company 2007 Stock Incentive Plan	Current Report on Form 8-K	November 18, 2014

*10.12	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.13	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.14	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.15	Form of 2013 Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.16	Form of 2013 Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.17	Form of 2013 Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.18	Form of 2013 Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.19	Form of Director’s Master Restricted Stock Agreement	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.20	Letter Agreement between the Company and Brad Cashaw dated February 10, 2016	Quarterly Report on Form 10-Q for the quarter ended June 30, 2016	August 8, 2016

*10.21	Letter Agreement, dated July 3, 2016, between Dean Foods Company and Russell F. Coleman	Quarterly Report on Form 10-Q for the quarter ended September 30, 2016	November 7, 2016

*10.22	Letter Agreement, dated August 31, 2016, between Dean Foods Company and Ralph P. Scozzafava	Quarterly Report on Form 10-Q for the quarter ended September 30, 2016	November 7, 2016

*10.23	Form of Indemnification Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.24	Letter Agreement, dated June 9, 2017, between Dean Foods Company and David Bernard	Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	November 8, 2017

*10.25	Letter Agreement, dated January 2, 2018, between Dean Foods Company and Jody Macedonio	Current Report on Form 8-K	January 10, 2018

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.26	Letter Agreement, dated January 9, 2018, between Dean Foods Company and Jody Macedonio	Current Report on Form 8-K	January 10, 2018

*10.27	Letter Agreement, dated January 8, 2018, between Dean Foods Company and Jose A. Motta	Annual Report on Form 10-K for the year ended December 31, 2017	February 26, 2018

*10.28	Letter Agreement, dated December 14, 2018, between Dean Foods Company and Chris Finck	Filed herewith

*10.29	Letter Agreement, dated February 22, 2019, between Dean Foods Company and Chris Finck	Filed herewith

10.30
Eighth Amended and Restated Receivables Purchase Agreement, dated as of February 22, 2019, by and among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A. “Rabobank International,” New York Branch, as Agent
		Current Report on Form 8-K	February 22, 2019

10.31	Credit Agreement, dated as of February 22, 2019, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto	Current Report on Form 8-K	February 22, 2019

10.32	Separation and Distribution Agreement, dated October 25, 2012, by and among Dean Foods Company, The WhiteWave Foods Company and WWF Operating Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.33	Amended and Restated Tax Matters Agreement dated May 1, 2013 between Dean Foods Company and The WhiteWave Foods Company	Quarterly Report on Form 10-Q for the quarter ended March 31, 2013	May 9, 2013

*10.34	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.35	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.36	Form of Performance Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.37	Form of Phantom Shares Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.38	Form of 2018 Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	March 7, 2018

*10.39	Form of 2018 Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	March 7, 2018

*10.40	Form of 2018 Performance Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	March 7, 2018

*10.41	Form of 2018 Phantom Shares Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	March 7, 2018

*10.42	Dean Foods Company 2018 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	March 7, 2018

*10.43	Dean Foods Company 2018 Short-Term Incentive Compensation Plan, as amended	Current Report on Form 8-K	August 10, 2018

21	List of Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

(1)	Filed electronically herewith

*	This exhibit is a management or compensatory contract.

Attached as Exhibit 101 to this report are the following materials from Dean Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (ii) the Consolidated Balance Sheets as of December 31, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

By:	/S/ JEFFERY S. DAWSON
Jeffery S. Dawson
Senior Vice President and Chief Accounting Officer
Dated February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/S/ JIM L. TURNER	Chairman of the Board	February 28, 2019
Jim L. Turner

/S/ RALPH SCOZZAFAVA	Chief Executive Officer and Director	February 28, 2019
Ralph Scozzafava	(Principal Executive Officer)

/S/ JODY L. MACEDONIO	Executive Vice President and Chief	February 28, 2019
Jody L. Macedonio	Financial Officer
(Principal Financial Officer)

/S/ JEFFERY S. DAWSON	Senior Vice President and	February 28, 2019
Jeffery S. Dawson	Chief Accounting Officer
(Principal Accounting Officer)

/S/ JANET HILL	Director	February 28, 2019
Janet Hill

/S/ WAYNE MAILLOUX	Director	February 28, 2019
Wayne Mailloux

/S/ HELEN E. MCCLUSKEY	Director	February 28, 2019
Helen E. McCluskey

/S/ JOHN R. MUSE	Director	February 28, 2019
John R. Muse

/S/ B. CRAIG OWENS	Director	February 28, 2019
B. Craig Owens

/S/ ROBERT TENNANT WISEMAN	Director	February 28, 2019
Robert Tennant Wiseman

S-1

SCHEDULE II
DEAN FOODS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017 and 2016

Description	Balance at Beginning of Period	Charged to (Reduction in) Costs and Expenses	Other	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2018
Allowance for doubtful accounts	$5,583	$1,518	$290	$(1,397)	$5,994
Deferred tax asset valuation allowances	21,755	17,419	1,792	—	40,966
Year ended December 31, 2017
Allowance for doubtful accounts	$5,118	$3,610	$1,099	$(4,244)	$5,583
Deferred tax asset valuation allowances	12,048	9,707	—	—	21,755
Year ended December 31, 2016
Allowance for doubtful accounts	$13,960	$(1,515)	$386	$(7,713)	$5,118
Deferred tax asset valuation allowances	10,968	1,080	—	—	12,048