Form 10-Q
period 2019-03-31
DEAN FOODS CO
filed 2019-05-08
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from              to
Commission File Number 001-12755

Dean Foods Company
(Exact name of the registrant as specified in its charter)

Delaware	75-2559681
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
2711 North Haskell Avenue, Suite 3400
Dallas, Texas 75204
(214) 303-3400
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	"DF"	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 6, 2019, the number of shares of the registrant's common stock outstanding was: 91,743,729.

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$22,573	$24,176
Receivables, net of allowances of $6,783 and $5,994	577,239	589,263
Inventories	290,376	255,484
Prepaid expenses and other current assets	38,487	34,885
Assets held for sale	6,587	8,472
Total current assets	935,262	912,280
Property, plant and equipment, net	991,825	1,006,182
Operating lease right of use assets	316,831	—
Identifiable intangible and other assets, net	198,382	197,512
Deferred income taxes	—	2,518
Total	$2,442,300	$2,118,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$669,962	$699,661
Current maturities of long term debt and finance leases	1,053	1,174
Operating lease liabilities	95,774	—
Total current liabilities	766,789	700,835
Long-term debt, net	1,008,628	905,170
Deferred income taxes	7,619	13,707
Long-term operating lease liabilities	236,366	—
Other long-term liabilities	166,752	184,048
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,738,471 and 91,438,768 shares issued and outstanding, with a par value of $0.01 per share	917	914
Additional paid-in capital	662,707	661,630
Accumulated deficit	(322,490)	(260,977)
Accumulated other comprehensive loss	(96,479)	(98,607)
Total Dean Foods Company stockholders’ equity	244,655	302,960
Non-controlling interest	11,491	11,772
Total stockholders’ equity	256,146	314,732
Total	$2,442,300	$2,118,492
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31
	2019	2018
Net sales	$1,795,434	$1,980,507
Cost of sales	1,421,681	1,532,004
Gross profit	373,753	448,503
Operating costs and expenses:
Selling and distribution	337,712	345,996
General and administrative	73,085	75,522
Amortization of intangibles	5,150	5,078
Facility closing and reorganization costs, net	4,332	8,462
Equity in (earnings) loss of unconsolidated affiliate	(1,955)	(1,900)
Total operating costs and expenses	418,324	433,158
Operating income (loss)	(44,571)	15,345
Other expense:
Interest expense	19,000	14,033
Other expense, net	212	470
Total other expense	19,212	14,503
Income (loss) before income taxes	(63,783)	842
Income tax expense (benefit)	(1,956)	1,107
Net loss	(61,827)	(265)
Net loss attributable to non-controlling interest	253	—
Net loss attributable to Dean Foods Company	$(61,574)	$(265)
Average common shares:
Basic	91,526,266	91,192,013
Diluted	91,526,266	91,192,013
Basic loss per common share:
Net loss attributable to Dean Foods Company	$(0.67)	$—
Diluted loss per common share:
Net loss attributable to Dean Foods Company	$(0.67)	$—
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2019	2018
Net loss	$(61,827)	$(265)
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	2,128	1,624
Other comprehensive income	2,128	1,624
Reclassification of stranded tax effects related to the Tax Act	—	(16,847)
Comprehensive loss	(59,699)	(15,488)
Comprehensive loss attributable to non-controlling interest	253	—
Comprehensive loss attributable to Dean Foods Company	$(59,446)	$(15,488)
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock					Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	91,123,759	$911	$659,227	$74,219	$(78,410)	$655,947
Issuance of common stock	208,568	2	(325)	—	—	(323)
Share-based compensation expense	—	—	1,742	—	—	1,742
Net income	—	—	—	(265)	—	(265)
Dividends	—	—	—	(8,365)	—	(8,365)
Reclassification of stranded tax effects related to the Tax Act(1)	—	—	—	16,847	(16,847)	—
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $521	—	—	—	—	1,624	1,624
Balance, March 31, 2018	91,332,327	$913	$660,644	$82,436	$(93,633)	$650,360

(1)
Refer to Note 1 - Recently Adopted Accounting Pronouncements within our Notes to unaudited Condensed Consolidated Financial Statements for additional details on the adoption of ASU No. 2018-02 during the first quarter of 2018.

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2019	91,438,768	$914	$661,630	$(260,977)	$(98,607)	$11,772	$314,732
Issuance of common stock	299,703	3	(216)	—	—	—	(213)
Share-based compensation expense	—	—	1,293	—	—	—	1,293
Net loss attributable to Dean Foods Company	—	—	—	(61,574)	—	—	(61,574)
Fair value of non-controlling interest acquired	—	—	—	—	—		—
Net loss attributable to non-controlling interest	—	—	—	—	—	(253)	(253)
Repurchase of subsidiary's common stock						(28)	(28)
Dividends(1)	—	—	—	61	—	—	61
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $291	—	—	—	—	2,128	—	2,128
Balance, March 31, 2019	91,738,471	$917	$662,707	$(322,490)	$(96,479)	$11,491	$256,146

(1)
During the three months ended March 31, 2019, participants forfeited accrued dividends related to previously-granted restricted share units ("RSUs") and performance share units ("PSUs"), causing a reduction to our accumulated deficit position. Under our long-term incentive compensation program, cash dividend equivalent units for RSUs and PSUs are accrued over time as our Board of Directors declares cash dividends and vest in cash at the same time as the underlying award. No dividends were declared or paid during the three months ended March 31, 2019.

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2019	2018
Cash flows from operating activities:
Net loss	$(61,827)	$(265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,773	40,077
Share-based compensation expense	1,895	2,155
Non-cash facility closing and reorganization costs, net	284	1,091
Write-off of financing costs	3,755	—
Equity in (earnings) loss of unconsolidated affiliate	(1,955)	(1,900)
Deferred income taxes	(3,861)	809
Other, net	(3,465)	(291)
Changes in operating assets and liabilities:
Receivables, net	12,024	38,535
Inventories	(34,892)	(8,988)
Prepaid expenses and other assets	(4,413)	9,048
Accounts payable and accrued expenses	(17,364)	(41,318)
Net cash provided by (used in) operating activities	(72,046)	38,953
Cash flows from investing activities:
Capital spending	(26,518)	(16,508)
Proceeds from sale of fixed assets	1,928	4,179
Net cash used in investing activities	(24,590)	(12,329)
Cash flows from financing activities:
Debt repayments	(438)	(174)
Payments of financing costs	(7,625)	—
Proceeds from senior secured revolver	141,401	95,100
Payments for senior secured revolver	(142,901)	(91,200)
Proceeds from receivables securitization facility	400,000	665,000
Payments for receivables securitization facility	(295,000)	(675,000)
Repurchase of subsidiary's common stock	(28)	—
Cash dividends paid	—	(8,218)
Issuance of common stock, net of share repurchases for withholding taxes	(376)	(519)
Net cash provided by (used in) financing activities	95,033	(15,011)
Change in cash and cash equivalents	(1,603)	11,613
Cash and cash equivalents, beginning of period	24,176	16,512
Cash and cash equivalents, end of period	$22,573	$28,125
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018
(Unaudited)
1. Basis of Presentation and Recently Adopted Accounting Pronouncements
Nature of Our Business — We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion.
Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information as well as instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have reflected all material adjustments of a normal and recurring nature necessary for the fair presentation of the results for the periods presented.
For further information, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Unless otherwise indicated, references in this report to “we,” “us,” “our” or "the Company" refer to Dean Foods Company and its subsidiaries, taken as a whole.
Recently Adopted Accounting Pronouncements
ASU No. 2016-02 — We adopted ASU 2016-02, Leases (Topic 842) (the New Lease Standard) as of January 1, 2019. The New Lease Standard requires lessees to recognize a right-of-use (ROU) asset and a lease liability on the balance sheet for operating leases. Accounting for finance leases is substantially unchanged.

We adopted the New Lease Standard using the comparative reporting at adoption method. Under this method, financial results reported in periods prior to January 1, 2019 are unchanged. We also elected the package of practical expedients which among other things, does not require reassessment of lease classification. We have implemented processes and a lease accounting system to ensure adequate internal controls are in place to assess our contracts and enable proper accounting and reporting of financial information.

The adoption of this standard had a significant impact to our condensed consolidated balance sheet due to the recognition of approximately $358 million of operating lease liabilities with corresponding operating lease ROU assets as of January 1, 2019. See Note 6 for further discussion.

Recently Issued Accounting Pronouncements
Effective in 2020
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

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Fluid milk	$1,134,896	$1,259,934
Ice cream(1)	225,200	239,598
Fresh cream(2)	96,375	91,950
Extended shelf life and other dairy products(3)	43,584	45,242
Cultured	61,907	64,166
Other beverages(4)	68,410	70,344
Other(5)	18,896	32,304
Subtotal	1,649,268	1,803,538
Sales of excess raw materials(6)	118,393	151,802
Sales of other bulk commodities	27,773	25,167
Total net sales	$1,795,434	$1,980,507

(1)	Includes ice cream, ice cream mix and ice cream novelties.

(2)	Includes half-and-half and whipping creams.

(3)	Includes creamers and other extended shelf life fluids.

(4)	Includes fruit juice, fruit flavored drinks, iced tea, water and flax-based milk.

(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.

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

The following table presents a disaggregation of our net product sales between sales of Company-branded products versus sales of private label products:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Branded products	$851,496	$892,126
Private label products	797,772	911,412
Subtotal	1,649,268	1,803,538
Sales of excess raw materials	118,393	151,802
Sales of other bulk commodities	27,773	25,167
Total net sales	$1,795,434	$1,980,507
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
3. Investment in Affiliates
Unconsolidated Affiliate and Related Party
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
We have concluded that Organic Valley Fresh is a variable interest entity, but we have determined that we are not the primary beneficiary of the Organic Valley Fresh joint venture because we do not have the power to direct the activities that most significantly affect the economic performance of the joint venture; therefore, the financial results of the joint venture have not been consolidated in our unaudited Condensed Consolidated Financial Statements. We are accounting for this investment under the equity method of accounting. Our equity in the earnings of the joint venture is included as a component of operating income as we have determined that the joint venture's operations are integral to, and an extension of, our business operations. Our equity in the earnings of the joint venture was $2.0 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.
Controlling Interest in Consolidated Affiliate
Good Karma — On May 4, 2017, we acquired a non-controlling interest in, and entered into a distribution agreement with, Good Karma Foods, Inc. (“Good Karma”), the leading producer of flax-based beverage and yogurt products. This investment allows us to diversify our portfolio to include plant-based dairy alternatives and provides Good Karma the ability to more rapidly expand distribution across the U.S., as well as increase investments in brand building and product innovation.
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
On October 12, 2018, we made a capital contribution to Good Karma of $3 million. Our current ownership interest in Good Karma is 69%.

4. Inventories
Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Raw materials and supplies	$113,060	$101,620
Finished goods	177,316	153,864
Total	$290,376	$255,484
5. Goodwill and Intangible Assets
As of March 31, 2019 and December 31, 2018, the net carrying value of goodwill was zero. We recorded a total goodwill impairment charge of $190.7 million in December 2018 in connection with our quantitative impairment analysis. We have not acquired additional goodwill in the three months ended March 31, 2019.
The net carrying amounts of our intangible assets other than goodwill as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019				December 31, 2018
	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$69,315	$—	$—	$69,315	$69,315	$—	$—	$69,315
Intangible assets with finite lives:
Customer-related and other	83,545	—	(46,465)	37,080	83,545	—	(45,423)	38,122
Trademarks	230,709	(109,910)	(78,729)	42,070	230,709	(109,910)	(74,621)	46,178
Total	$383,569	$(109,910)	$(125,194)	$148,465	$383,569	$(109,910)	$(120,044)	$153,615
Our finite-lived trademarks will be amortized on a straight-line basis over their remaining useful lives, which range from approximately 1 to 7 years, with a weighted-average remaining useful life of approximately 5 years. Amortization expense on intangible assets for the three months ended March 31, 2019 and 2018 was $5.2 million and $5.1 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.
Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2019	$20.6
2020	12.5
2021	10.8
2022	8.1
2023	7.3

6. Leases
We determine if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and long-term operating lease liabilities in our condensed consolidated balance sheet. Finance leases are included in property, plant, and equipment, the current maturities of long-term debt and finance leases, as well as long-term debt, net in our condensed consolidated balance sheet. Our finance leases are not material.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate derived from information available at the lease commencement date to determine the present value of our lease payments if a discount rate is not stated within the lease agreement. To estimate the incremental borrowing rate, we utilize a risk-free rate plus our incremental interest rate spread for collateralized debt, which is updated on a quarterly basis. We use multiple incremental borrowing rates that correspond to term of the lease.
We lease certain property, vehicles used in the distribution of our product, and equipment. As of March 31, 2019, we had approximately 1,650 leases with remaining terms ranging from less than one year to 20 years. Our leases primarily consist of:
•Land and buildings of our manufacturing facilities and corporate office
•Leased vehicles within our direct-to-store delivery (“DSD”) system
•Leased equipment primarily related to equipment used in the production of our products.
We also have certain storage service agreements that may be treated as real estate leases. Storage agreements providing us with both fully dedicated square footage and the right to designate how the space is utilized are classified as a lease and included in the ROU asset and corresponding lease liability. To determine if a storage agreement has an embedded real estate lease we analyze the agreement to determine if the facility has space that is fully dedicated to storing and managing our products. If the space is fully dedicated to our products, we analyze whether or not we have the right and ability to dictate how the designated space will be utilized to manage our refrigerated and frozen products. Fixed payment amounts related to those agreements are included in the determination of the ROU asset and lease liability.
Our senior secured revolving credit facility and our receivables backed securitization facility contain certain restrictions on finance lease activities as these are treated as indebtedness and subject to the indebtedness covenants pursuant to these credit agreements. See further discussion of debt facilities and covenant restrictions in Note 7.
Our lease terms may include options to extend or terminate the lease. We include options to extend the lease when it is reasonably certain that we will exercise that option based on the individual lease and our business objectives at lease inception. We have elected to not record leases with a term of 12 months or less on the balance sheet. Certain vehicle leases contain residual value guarantees (“RVG”). We continue to monitor whether amounts related to RVGs are probable of being owed. As of March 31, 2019 and December 31, 2018, we do not expect to make any payments related to RVGs, and our maximum exposure under those guarantees is not a material amount; therefore, we have excluded from the determination of lease payments.
We have elected the practical expedient to combine the lease and non-lease components for all asset classes, except vehicles. For vehicles, we have three separate full service agreements, wherein the agreements provide for certain maintenance services to be included in the overall cost to lease the asset. We determined the stand-alone prices for each of the lease and non-lease components based on comparisons to similar supplier arrangements (such as the cost to lease a vehicle without maintenance services and the cost to obtain maintenance services for a non-leased vehicle). The total transaction price is allocated to the lease and non-lease components on a relative stand-alone price basis.

The components of lease expenses were as follows (in thousands):

Quarter ended
March 31, 2019
Operating lease cost	$31,395
Finance lease cost	306
Amortization of ROU assets	285
Interest on lease liability	21
Short term lease cost (1)	$4,846
Variable lease cost (2)	2,830
Sublease income	(1,580)
Total net lease cost	$37,797
(1)Related to leases with a term of 12 months or less that are not recorded on the balance sheet.

(2)	Certain operating lease agreements require the payment of additional payments for maintenance, along with additional rentals based on miles driven or units produced.

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
March 31, 2019
Operating leases:
Operating lease ROU asset	$316,831

Current operating lease liabilities	95,774
Long-term operating lease liabilities	236,366
Total operating lease liabilities	$332,140
The weighted-average remaining lease term of our operating leases as of March 31, 2019 was 4.8 years, and our weighted-average discount rate was 6.4%.
Supplemental cash flow and other information related to leases was as follows (in thousands):

Quarter ended
March 31, 2019
Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$31,014

Non-cash activity:
Right of use assets obtained in exchange for lease obligations	$15,260

Maturities of operating lease liabilities were as follows (in thousands):

As of March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$88,130
2020	91,969
2021	66,952
2022	47,742
2023	35,583
2024	23,792
Thereafter	32,605
Total lease payments	$386,773
Less: imputed interest	(54,633)
Total lease obligations	$332,140
Less: current obligations	95,774
Long-term lease obligations	236,366
Disclosures related to periods prior to adoption of the New Lease Standard

Prior to the adoption of this standard, our future minimum payments under non-cancelable operating leases with terms in excess of one year were as follows (in thousands):

As of December 31, 2018
2019	$118,827
2020	90,615
2021	64,501
2022	45,049
2023	32,771
Thereafter	50,998
Total minimum lease payments	$402,761

7. Debt
Our long-term debt as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019			December 31, 2018
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured revolving credit facility	$17,800	7.25	% *	$19,300	4.65	% *
Senior notes due 2023	700,000	6.50		700,000	6.50
	717,800			719,300
Subsidiary debt obligations:
Receivables securitization facility	295,000	3.98	*	190,000	3.54	*
Finance lease and other	1,180	—		1,618	—
	296,180			191,618
Subtotal	1,013,980			910,918
Unamortized debt issuance costs	(4,299)			(4,574)
Total debt	1,009,681			906,344
Less current portion	(1,053)			(1,174)
Total long-term portion	$1,008,628			$905,170
*    Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities were as follows (in thousands):

As of March 31, 2019
2019	$1,053
2020	127
2021	—
2022	295,000
2023	700,000
Thereafter(1)	17,800
Subtotal	1,013,980
Less unamortized debt issuance costs	(4,299)
Total debt	$1,009,681
(1) Our senior secured revolving credit facility was extended on February 22, 2019 to a maturity date of February 22, 2024 that springs to September 15, 2022 in the event we don’t repay or refinance the 2023 Notes on or prior to July 15, 2022.
Senior Secured Revolving Credit Facility — On February 22, 2019, we entered into that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”), pursuant to which the lenders party thereto have provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”). Borrowings under the Credit Facility are limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount is equal to (i) on and following February 22, 2019 and prior to the date on which certain conditions relating to the grant of security interest in certain of our equipment and real property and our election to include such equipment and real property in the borrowing base, $175 million and (ii) thereafter, 65% of the value of such equipment and real property. The Credit Facility matures on February 22, 2024, with a September 15, 2022 springing maturity date in the event the 2023 Notes are not refinanced or repaid on or prior to July 15, 2022. A portion of the Credit Facility is available for the issuance of up to $25 million of standby letters of credit and up to $10 million of swing line loans.
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
We may make optional prepayments of the loans, in whole or in part, without penalty (other than applicable breakage and redeployment costs). Subject to certain exceptions and conditions described in the Credit Agreement, we will be obligated to prepay the Credit Facility, and with a 50% commitment reduction, with the net cash proceeds of certain asset sales and with casualty insurance proceeds relating to the assets not included in the borrowing base. The Credit Facility is guaranteed by our existing and future wholly owned material domestic subsidiaries, which are substantially all of our existing domestic subsidiaries other than the subsidiaries that are sellers under the Receivables Securitization Facility.
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

In connection with the execution of this amendment to the Credit Agreement, we paid certain arrangement fees of approximately $4.9 million to lenders and other fees of approximately $0.2 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $3.3 million of unamortized deferred financing costs in connection with the termination of that certain Credit Agreement, originally dated as of March 26, 2015, among the Company, Bank of America, N.A., as Administrative Agent and the lenders party thereto (as amended, the “prior credit agreement”).
At March 31, 2019, we had $17.8 million outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the three months ended March 31, 2019, was $1.9 million. There were no letters of credit issued under the Credit Facility as of March 31, 2019.
Dean Foods Receivables Securitization Facility — We have a $450 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote, as is customary for receivables securitization facilities. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the Receivables Securitization Facility is treated as a borrowing for accounting purposes.

On January 17, 2019, we amended and restated the existing receivables purchase agreement ("Receivables Purchase Agreement") governing our Receivables Securitization Facility to, among other things, (i) waive compliance with the financial covenant in the Receivables Purchase Agreement requiring the Company to maintain a total net leverage ratio (as defined in the Receivables Purchase Agreement) of less than or equal to 4.25 to 1.00 for the test period ended December 31, 2018 (the “Financial Covenant”) and (ii) any cross default under the Receivables Purchase Agreement arising from non-compliance with the Financial Covenant under the prior Credit Facility.

On February 22, 2019, we amended and restated the Receivables Purchase Agreement to, among other things, extend the liquidity termination date. The Receivables Purchase Agreement contains covenants consistent with those contained in the Credit Agreement.

In connection with the execution of this amendment and restatement of the Receivables Purchase Agreement, we paid certain arrangement fees of approximately $2.2 million to lenders and other fees of approximately $0.2 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $0.4 million of unamortized deferred financing costs in connection with prior amendments to the Receivables Purchase Agreement.

Based on the monthly borrowing base formula, we had the ability to borrow up to $425.8 million of the total commitment amount under the Receivables Securitization Facility as of March 31, 2019. The total amount of receivables sold to these entities as of March 31, 2019 was $547.6 million. During the first three months of 2019, we borrowed $0.4 billion and repaid $0.3 billion under the facility with a remaining balance of $295.0 million as of March 31, 2019. In addition to letters of credit in the aggregate amount of $111.9 million that were issued but undrawn, the remaining available borrowing capacity was $18.9 million at March 31,

2019. Our average daily balance under this facility during the three months ended March 31, 2019 was $255.7 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
We may, at our option, redeem all or a portion of the 2023 Notes at the applicable redemption prices specified in the indenture governing the 2023 Notes (the "Indenture"), plus any accrued and unpaid interest to, but excluding, the applicable redemption date. If we undergo certain kinds of changes of control, holders of the 2023 Notes have the right to require us to repurchase all or any portion of such holder’s 2023 Notes at 101% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the date of repurchase.
The Indenture contains covenants that, among other things, limit our ability to: (i) create certain liens; (ii) enter into sale and lease-back transactions; (iii) assume, incur or guarantee indebtedness for borrowed money that is secured by a lien on certain principal properties (or on any shares of capital stock of our subsidiaries that own such principal properties) without securing the 2023 Notes on a pari passu basis; and (iv) consolidate with or merge with or into, or sell, transfer, convey or lease all or substantially all of our properties and assets, taken as a whole, to another person unless certain customary conditions are met.
The carrying value under the 2023 Notes at March 31, 2019 was $695.7 million, net of unamortized debt issuance costs of $4.3 million.
See Note 8 for information regarding the fair value of the 2023 Notes as of March 31, 2019.
Finance Lease Obligations and Other — Finance lease obligations of $1.2 million and $1.6 million as of March 31, 2019 and December 31, 2018, respectively, were primarily comprised of our leases for information technology equipment. See further discussion of our lease obligations in Note 6.
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

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At March 31, 2019 and December 31, 2018, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In thousands)
Commodities contracts — current(1)	$190	$11	$1,070	$4,328
Commodities contracts — non-current(2)	—	—	—	—
Total derivatives	$190	$11	$1,070	$4,328

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 is as follows (in thousands):

	Fair Value as of March 31, 2019	Level 1	Level 2	Level 3
Asset — Commodities contracts	$190	$—	$190	$—
Liability — Commodities contracts	1,070	—	1,070	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 is as follows (in thousands):

	Fair Value as of December 31, 2018	Level 1	Level 2	Level 3
Asset — Commodities contracts	$11	$—	$11	$—
Liability — Commodities contracts	4,328	—	4,328	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.

The fair value of the 2023 Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amount and fair value of the 2023 Notes at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$456,869	$700,000	$560,000
Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for similar instruments in active markets. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$4	$—	$4	$—
Mutual funds	1,819	—	1,819	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$6	$—	$6	$—
Mutual funds	1,693	—	1,693	—
9. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In February 2019, our Board of Directors reviewed the Company's dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. Consequently, no dividends were paid in the first three months of 2019. From 2015 through 2018, all awards of restricted stock units, performance stock units and phantom shares provided for cash dividend equivalent units, which vested in cash at the same time as the underlying award. A quarterly dividend of $0.09 per share was paid in March 2018, totaling approximately $8.2 million for the first three months of 2018. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three months ended March 31, 2019 and 2018. As of March 31, 2019, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.

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
The following table summarizes RSU activity during the three months ended March 31, 2019:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2019	840,431	140,539	980,970
RSUs granted	1,318,897	268,373	1,587,270
Shares issued upon vesting of RSUs	(189,242)	(58,938)	(248,180)
RSUs canceled or forfeited(1)	(276,589)	(2,641)	(279,230)
RSUs outstanding at March 31, 2019	1,693,497	347,333	2,040,830
Weighted average grant date fair value	$5.07	$4.84	$5.03

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — In 2016, we began granting performance stock units ("PSUs") as a part of our long-term incentive compensation program. PSUs cliff vest and settle in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The PSUs are deemed granted in three separate one year tranches on the dates in which our Compensation Committee establishes the applicable annual performance goals. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the awards that are expected to vest. The fair value of the PSUs is remeasured at each reporting period. The following table summarizes PSU activity during the three months ended March 31, 2019:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	291,773	$9.94
Granted	737,914	3.10
Vested	(26,734)	18.93
Forfeited or canceled	(47,414)	6.02
Performance adjustment(1)	(240,761)	8.92
Outstanding at March 31, 2019	714,778	$3.10

(1)
Represents an adjustment to the 2018 tranche of the 2016, 2017 and 2018 PSU awards based on actual performance during the 2018 annual performance period in relation to the established performance goal for that period. The actual performance for the 2018 annual performance period was certified by the Compensation Committee of our Board of Directors in the first quarter of 2019.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting date. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the three months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	2,007,427	$11.35
Granted	4,315,094	3.13
Converted/paid	(727,421)	12.97
Forfeited	(92,542)	11.26
Outstanding at March 31, 2019	5,502,558	$4.69
Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2019	385,538	$14.55
Forfeited and canceled	(197,813)	17.36
Options outstanding and exercisable at March 31, 2019	187,725	$11.58	1.25	—
We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2018 or 2019, nor do we currently plan to in the future. At March 31, 2019, there was no remaining unrecognized stock option expense related to unvested awards.
Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
	(In thousands)
RSUs	$738	$1,146
PSUs	268	596
Phantom shares	889	413
Total	$1,895	$2,155

10. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option and stock unit conversions were not included in the computation of diluted loss per share for the three months ended March 31, 2019 and 2018 as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended March 31
	2019	2018
	(In thousands, except share data)
Basic loss per share computation:
Numerator:
Net loss	$(61,827)	$(265)
Net loss attributable to non-controlling interest	253	—
Net loss attributable to Dean Foods Company	$(61,574)	$(265)
Denominator:
Average common shares	91,526,266	91,192,013
Basic loss per share attributable to Dean Foods Company	$(0.67)	$—
Diluted loss per share computation:
Numerator:
Net loss	$(61,827)	$(265)
Net loss attributable to non-controlling interest	253	—
Net loss attributable to Dean Foods Company	$(61,574)	$(265)
Denominator:
Average common shares — basic	91,526,266	91,192,013
Stock option conversion(1)	—	—
RSUs and PSUs(2)	—	—
Average common shares — diluted	91,526,266	91,192,013
Diluted loss per share attributable to Dean Foods Company	$(0.67)	$—
(1) Anti-dilutive options excluded	285,110	503,462
(2) Anti-dilutive stock units excluded	1,700,699	897,745

11. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2019 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2018	$(93,826)	$(4,781)	$(98,607)
Amounts reclassified from accumulated other comprehensive loss(1)	2,128	—	2,128
Net current-period other comprehensive income	2,128	—	2,128
Balance at March 31, 2019	$(91,698)	$(4,781)	$(96,479)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2018 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(73,629)	$(4,781)	$(78,410)
Other comprehensive income before reclassifications	3,233	—	3,233
Amounts reclassified from accumulated other comprehensive loss(1)	(1,609)	—	(1,609)
Net current-period other comprehensive income	1,624	—	1,624
Reclassification of stranded tax effects related to the Tax Act(2)	(16,847)	$—	(16,847)
Balance at March 31, 2018	$(88,852)	$(4,781)	$(93,633)

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
	(In thousands)
Components of net periodic benefit cost:
Service cost	$672	$732
Interest cost	3,084	2,828
Expected return on plan assets	(3,996)	(4,411)
Amortizations:
Prior service cost	108	108
Unrecognized net loss	2,440	2,130
Net periodic benefit cost	$2,308	$1,387
We do not expect to make any contributions to the company-sponsored pension plans in 2019.
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
	(In thousands)
Components of net periodic benefit cost:
Service cost	$154	$170
Interest cost	281	235
Amortizations:
Prior service cost	23	23
Unrecognized net gain	(151)	(118)
Net periodic benefit cost	$307	$310
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

The results of our analysis indicated no impairment of our property, plant and equipment, outside of facility closing and reorganization costs for three months ended March 31, 2019 and 2018.
We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization and reorganization strategies are summarized as follows:

	Three Months Ended March 31
	2019	2018
	(In thousands)
Closure of facilities, net(1)	$3,023	$2,363
Organizational effectiveness(2)	1,309	(331)
Enterprise-wide cost productivity plan(3)	—	6,430
Facility closing and reorganization costs, net	$4,332	$8,462

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2019 and 2018. These charges are primarily related to facility closures in Braselton, GA; Louisville, KY; Erie, PA; Huntley, IL; Thief River Falls, MN; Lynn, MA; Livonia, MI; Richmond, Virginia; Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Riverside, California; Denver, Colorado; and Buena Park, California. The net gain during the three months ended March 31, 2019 was primarily due to gains from the sale of properties for which we recognized restructuring charges in previous periods. We have incurred net charges to date of $115.0 million related to these facility closures through March 31, 2019. We expect to incur additional charges related to these facility closures of approximately $4.6 million related to shutdown, contract termination and other costs.

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

Activity with respect to facility closing and reorganization costs during the three months ended March 31, 2019 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2018	Charges and Adjustments	Payments	Accrued Charges at March 31, 2019
	(In thousands)
Cash charges:
Workforce reduction costs	$13,213	$121	$(4,238)	$9,096
Shutdown costs		3,210	(3,210)	—
Lease obligations after shutdown	1,368	52	(353)	1,067
Other		693	(693)	—
Subtotal	$14,581	4,076	$(8,494)	$10,163
Non-cash charges:
Write-down of assets		—
Gain on sale/disposal of related assets		(1,026)
Other, net		1,282
Subtotal		256
Total		$4,332

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
Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will become payable only if we materially breach or terminate our milk supply agreement with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, our milk supply agreement with DFA related to the promissory note. In connection with our continued focus on cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.
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
Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, including our distribution fleet, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. See further discussion of our lease obligations within Note 6.

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
15. Segment, Geographic and Customer Information
We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy and dairy case products. We operate 58 manufacturing facilities which are geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated DSD systems in the United States. Our Chief Executive Officer evaluates the performance of our business based on operating income or loss and operating cash flows before facility closing and reorganization costs, litigation settlements, impairments of long-lived assets, gains and losses on the sale of businesses and certain other non-recurring gains and losses.
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three months ended March 31, 2019 and 2018. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 14.0% and 16.6% of our consolidated net sales in the three months ended March 31, 2019 and 2018. respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report on Form 10-K"), as updated herein, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.
Results of Operations
Our key performance indicators are brand mix and achieving low cost, which are reflected in gross margin and operating income, respectively. We evaluate our financial performance based on operating income or loss and cash flow from operations before facility closing and reorganization costs, asset impairment charges and other nonrecurring gains and losses. The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31
	2019		2018
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,795.4	100.0%	$1,980.5	100.0%
Cost of sales	1,421.6	79.2	1,532.0	77.4
Gross profit(1)	373.8	20.8	448.5	22.6
Operating costs and expenses:
Selling and distribution	337.7	18.8	346.0	17.5
General and administrative	73.2	4.1	75.5	3.8
Amortization of intangibles	5.2	0.3	5.1	0.3
Facility closing and reorganization costs, net	4.3	0.2	8.5	0.4
Equity in (earnings) loss of unconsolidated affiliate	(2.0)	(0.1)	(1.9)	(0.1)
Total operating costs and expenses	418.4	23.3	433.2	21.9
Operating income (loss)	$(44.6)	(2.5)%	$15.3	0.7%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018
Net Sales — The change in net sales was due to the following:

Three Months Ended March 31, 2019 vs. 2018
(In millions)
Volume	$(278.9)
Pricing and product mix changes	89.1
Acquisitions	4.7
Total decrease	$(185.1)
Net sales decreased $185.1 million, or 9.3%, during the first quarter of 2019 as compared to the first quarter of 2018, primarily due to fluid milk volume declines from year-ago levels, partly offset by increased pricing, as a result of increases in dairy commodity costs from year-ago levels and pricing actions taken during the first quarter of 2019 to offset inflation. On average, during the first quarter of 2019, the Class I price was 7.8% above prior-year levels. Fluid milk volume declines were driven predominantly by the loss of volume from two large retailers, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products.
We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization, but in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2019 compared to the first quarter of 2018:

	Three Months Ended March 31*
	2019	2018	% Change
Class I mover(1)	$15.47	$14.35	7.8%
Class I raw skim milk mover(1)(2)	6.86	6.02	14.0
Class I butterfat mover(2)(3)	2.53	2.44	3.7
Class II raw skim milk minimum(1)(4)	7.56	5.54	36.5
Class II butterfat minimum(3)(4)	2.53	2.42	4.5

*
The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus producer premiums and a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2018 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Conventional Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $110.4 million, or 7.2%, in the first quarter of 2019 as compared to the first quarter of 2018, primarily due to the volume declines discussed above. This overall decrease was partly offset by higher dairy commodity costs. On average, the Class I price was 7.8% above prior-year levels.
Gross Margin — Our gross margin decreased to 20.8% in the first quarter of 2019 as compared to 22.6% in the first quarter of 2018. The decrease was primarily due to the overall volume declines and Class I raw milk inflation discussed above.

Operating Costs and Expenses — Operating costs and expenses decreased $14.8 million, or 3.4%, in the first quarter of 2019 as compared to the first quarter of 2018. Significant changes to operating costs and expenses in the first quarter of 2019 as compared to the first quarter of 2018 include the following:

•
Selling and distribution costs decreased by $8.3 million during the first quarter of 2019 primarily due to decreases in advertising and marketing costs of approximately $4.6 million and employee-related costs of approximately $4.1 million.

•	General and administrative costs decreased by $2.3 million during the first quarter of 2019 primarily due to decreases in employee-related costs related to lower headcount.

•	Facility closing and reorganization costs, net decreased by $4.2 million during the first quarter of 2019. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•	We recorded $2.0 million of equity in the earnings of our Organic Valley Fresh joint venture during the first quarter of 2019. See Note 3 to our unaudited Condensed Consolidated Financial Statements.

Other Expense — Other expense increased $4.7 million during the first quarter of 2019 as compared to the first quarter of 2018. This increase was primarily due to higher interest expense related to the write off of deferred financing costs $3.8 million and increased borrowings under our receivables securitization facility.
Income Taxes — Income tax benefit of $2.0 million was recorded at an effective rate of 3.1% for the first quarter of 2019 compared to income tax expense of $1.1 million at a 131.5% effective tax rate for the first quarter of 2018. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first quarter of 2019, the Company recorded a discrete tax expense of $3.5 million, primarily related to the state valuation allowance. Excluding the impact of these discrete items, our effective tax rate for the first quarter of 2019 was 9.1%. Additional federal and state valuation allowances of $9.1 million were recorded as part of the annual effective tax rate.

Liquidity and Capital Resources
We believe that our cash on hand coupled with future cash flows from operations and other available sources of liquidity, including our senior secured revolving credit facility and our receivables securitization facility, will provide sufficient liquidity to allow us to meet our cash requirements for at least the next twelve months. Our anticipated uses of cash for the remainder of 2019 include costs to execute our enterprise-wide cost productivity plan and other strategic initiatives; capital expenditures; working capital; financial obligations, including tax payments and property and casualty insurance requirements; and other costs that may be necessary to invest, to operate, and to grow our business. We are also authorized to repurchase shares of our common stock pursuant to a stock repurchase program authorized by our Board of Directors. Additionally, on an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, joint ventures, or other transactions to create shareholder value and enhance financial performance. Under our Credit Agreement, our borrowing base is limited to $175 million until we complete certain conditions relating to the grant of security interests in certain of our equipment and real property. Once these conditions are met, our borrowing base will be 65% of the value of such equipment and real property (up to the maximum facility amount of $265 million). We expect to complete these conditions by the end of the second quarter of 2019, at which time we expect our borrowing base to be $265 million.
We may also, from time to time, raise additional funds through new debt facilities, borrowings, or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
As of March 31, 2019, we had total cash and cash equivalents on hand of $22.6 million, of which $1.8 million was attributable to our foreign operations. Historically, the cash held by our foreign subsidiary was reinvested indefinitely and was generally subject to U.S. income tax only upon repatriation to the U.S. However, the Tax Cuts and Jobs Act (the "Tax Act") required us to pay a one-time transition tax in 2017 on cumulative undistributed foreign earnings for which we had not previously provided U.S. taxes. We analyzed our foreign working capital and cash requirements and the potential tax liabilities that would be attributable to a repatriation of previously taxed earnings. In the second quarter 2018, we repatriated $9.9 million of cash resulting in no additional tax expense. Additionally, we will not consider the future earnings of our foreign subsidiary to be permanently reinvested and have determined that any tax effects resulting from this change would be immaterial.
At March 31, 2019, we had $1,014.0 million of long-term debt obligations, excluding unamortized debt issuance costs of $4.3 million, and $96.9 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements.

Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In February 2019, our Board of Directors reviewed the Company's dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. Consequently, no dividends were paid in the first three months of 2019. From 2015 to 2018, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. A quarterly dividend of $0.09 per share was paid in March 2018, totaling approximately $8.2 million for the first three months of 2018. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 9 to our unaudited Condensed Consolidated Financial Statements.
Senior Secured Revolving Credit Facility — On February 22, 2019, we entered into that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”), pursuant to which the lenders party thereto have provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”). Borrowings under the Credit Facility are limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount is equal to (i) on and following February 22, 2019 and prior to the date on which certain conditions relating to the grant of security interest in certain of our equipment and real property and our election to include such equipment and real property in the borrowing base, $175 million and (ii) thereafter, 65% of the value of such equipment and real property. We expect to complete these conditions by the end of the second quarter of 2019, at which time we expect our borrowing base to be $265 million. The Credit Facility matures on February 22, 2024, with a September 15, 2022 springing maturity date in the event the 2023 Notes are not refinanced or repaid on or prior to July 15, 2022. A portion of the Credit Facility is available for the issuance of up to $25 million of standby letters of credit and up to $10 million of swing line loans.
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
At March 31, 2019, we had $17.8 million outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the three months ended March 31, 2019 was $1.9 million. There were no letters of credit issued under the Credit Facility as of March 31, 2019.
Dean Foods Receivables Securitization Facility — We have a $450 million receivables securitization facility (the "Receivables Securitization Facility") pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote, as is customary for receivables securitization facilities. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the Receivables Securitization Facility is treated as a borrowing for accounting purposes.
On January 17, 2019, we amended and restated the existing receivables purchase agreement ("Receivables Purchase Agreement") governing our Receivables Securitization Facility to, among other things, (i) waive compliance with the financial covenant in the Receivables Purchase Agreement requiring the Company to maintain a total net leverage ratio (as defined in the Receivables Purchase Agreement) of less than or equal to 4.25 to 1.00 for the test period ended December 31, 2018 (the “Financial

Covenant”) and (ii) any cross default under the Receivables Purchase Agreement arising from non-compliance with the Financial Covenant under the prior Credit Facility.
On February 22, 2019, we amended and restated the Receivables Purchase Agreement to extend the liquidity termination date. The Receivables Purchase Agreement contains covenants consistent with those contained in the Credit Agreement.
Based on the monthly borrowing base formula, we had the ability to borrow up to $425.8 million of the total commitment amount under the receivables securitization facility as of March 31, 2019. The total amount of receivables sold to these entities as of March 31, 2019 was $547.6 million. During the first three months of 2019, we borrowed $0.4 billion and repaid $0.3 billion under the facility with a remaining balance of $295.0 million as of March 31, 2019. In addition to letters of credit in the aggregate amount of $111.9 million that were issued but undrawn, the remaining available borrowing capacity was $18.9 million at March 31, 2019. Our average daily balance under this facility during the three months ended March 31, 2019 was $255.7 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
At May 7, 2019, we had $290.0 million of outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $141.9 million that were issued but undrawn.
Covenant Compliance — We are required to comply with a springing fixed charge coverage ratio set at 1.05 to 1.00, which is triggered and applicable in the event our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) at such time is less than 50% of the borrowing base under the Credit Facility (or, at any time prior to inclusion of certain equipment and real property, less than $100 million). As of March 31, 2019, we are not subject to that fixed charge coverage covenant.
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
We may, at our option, redeem all or a portion of the 2023 Notes at the applicable redemption prices specified in the indenture governing the 2023 Notes (the "Indenture"), plus any accrued and unpaid interest to, but excluding, the applicable redemption date. If we undergo certain kinds of changes of control, holders of the 2023 Notes have the right to require us to repurchase all or any portion of such holder’s 2023 Notes at 101% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the date of repurchase.
The Indenture contains covenants that, among other things, limit our ability to: (i) create certain liens; (ii) enter into sale and lease-back transactions; (iii) assume, incur or guarantee indebtedness for borrowed money that is secured by a lien on certain principal properties (or on any shares of capital stock of our subsidiaries that own such principal properties) without securing the 2023 Notes on a pari passu basis; and (iv) consolidate with or merge with or into, or sell, transfer, convey or lease all or substantially all of our properties and assets, taken as a whole, to another person, unless certain customary conditions are met.
The carrying value under the 2023 Notes at March 31, 2019 was $695.7 million, net of unamortized debt issuance costs of $4.3 million.

Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31
	2019	2018	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$(72,046)	$38,953	$(110,999)
Investing activities	(24,590)	(12,329)	(12,261)
Financing activities	95,033	(15,011)	110,044
Net increase in cash and cash equivalents	$(1,603)	$11,613	$(13,216)
Operating Activities
Net cash used in operating activities changed by $111.0 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily attributable to lower operating income and higher dairy commodity costs, as well as an increased investment in inventory.
Investing Activities
Net cash used in investing activities increased by $12.3 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. In the first three months of 2019, capital expenditures increased by $10.0 million and proceeds from the sale of fixed assets decreased by $2.3 million in comparison to the prior period.
Financing Activities
Net cash provided by financing activities was $95.0 million in the three months ended March 31, 2019 compared to net cash used in financing activities of $15.0 million in the three months ended March 31, 2018. This change was primarily attributable to net debt proceeds of $103.1 million in the first three months of 2019 as compared to net debt repayments of $6.3 million in the first three months of 2018. Net debt proceeds were partially offset by payments of financing costs related to the amendments to our Credit Agreement and receivables purchase agreement of $7.6 million in the first three months of 2019.
Contractual Obligations
There have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2018 Annual Report on Form 10-K.

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
We did not make a discretionary contribution to our company-sponsored pension plans during the three months ended March 31, 2019 and do not expect to make any contributions to our company-sponsored pension plans for the remainder of 2019.
Other Commitments and Contingencies
In 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will become payable only if we materially breach or terminate our related milk supply agreement with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our related milk supply agreements with DFA related to the promissory note. In connection with our goals of cost control and supply chain efficiency, we continue to evaluate our sources of raw milk supply.
We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and audits:

•	certain indemnification obligations related to businesses that we have divested;

•	certain lease obligations, which require us to guarantee the minimum value of the leased asset at the end of the lease;

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses;

•	certain obligations, which require us to issue letters of credit for our property and casualty insurance risks; and

•	certain litigation-related contingencies.
See Note 14 to our unaudited Condensed Consolidated Financial Statements.
Future Capital Requirements
During 2019, we intend to invest a total of approximately $95 million to $115 million in capital expenditures, primarily in support of our enterprise-wide cost productivity plan, other strategic initiatives and for our existing manufacturing facilities. For 2019, we expect cash interest to be approximately $62 million based upon current debt levels and projected forward interest rates under our Credit Facility and receivables securitization facility. Cash interest excludes amortization of deferred financing fees of approximately $3 million.
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
During the three months ended March 31, 2019, we experienced fluid milk volume declines from year-ago levels, driven predominantly by the loss of volume from two large retailers, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products. We expect volume and mix challenges to continue for the remainder of 2019. The effects of the volume declines on our operating results are being compounded by our accelerated facility closure activity. With the impact of the lost volumes, production cost declines lagged the decline in volumes, resulting in lower overall operating results. While we continue to be impacted by these increased costs related to our accelerated facility closure activity, we are experiencing improvement and we expect these costs to continue to stabilize as we move forward in 2019.
We are executing an aggressive enterprise-wide cost productivity plan to significantly reset our cost structure with targeted cost savings incremental to our annual productivity savings. We currently have legacy processes and systems that are fragmented and decentralized in many areas, which has created a cost structure that is disproportionately sensitive to small percentage declines in volume. We have organized our enterprise-wide cost productivity plan into three targeted work streams: rescaling our supply chain, optimizing spend management and integrating our operating model. We believe this plan is necessary to support our business strategy and deliver more consistent earnings and cash flow over the long term. The plan is phased over several years and requires significant one-time investments, including investments in people, infrastructure, technology and systems, which will negatively impact our profitability and cash flows.
Due to the phased implementation and timing of our initiatives and investments, we may not generate enough cost savings in 2019 to offset the planned investments, cost inflation and overall volume pressures. In addition, inflation, declining volumes and competitive pricing pressures have negated, and may continue to negate, some of the impact of our cost saving efforts.

We also must execute our plans within our projected time frames in order to meet our financial projections and to remain competitive in the marketplace. In addition, if we continue to experience deteriorations in our profitability and cash flows, we may incur material asset impairments in the future. For further discussion of the risks relating to our cost productivity plan, see “Part I - Item 1A. Risk Factors - Business, Competitive and Strategic Risks - We may not realize anticipated benefits from our enterprise-wide cost productivity plan, and we may not complete this plan within our projected time frames, either of which could materially adversely impact our business, financial condition, results of operations and cash flows" in our 2018 Annual Report on Form 10-K.
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
Prices for conventional raw milk during the first quarter of 2019 were approximately 8% higher than year-ago levels and decreased approximately 1% sequentially from the fourth quarter of 2018. We expect raw milk inflation in the second quarter of 2019 and are currently projecting full-year dairy commodity inflation. Commodity price changes primarily impact our branded business as the changes in raw milk costs are essentially a pass-through cost on our private label products. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
Fuel, Resin and External Freight Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Additionally, in some cases we incur expenses associated with utilizing third-party carriers to deliver our products. The expenses we incur for external freight may vary based on capacity, carrier acceptance rates and other factors. In the first three months of 2019, our fuel, freight and resin costs moderated compared to the prior period. While our freight and fuel usage has increased due to recent facility closure activity, we have worked to mitigate these headwinds through usage reductions and other route optimization activities. We expect these trends to continue during 2019.
Tax Rate
Income tax benefit was recorded at an effective rate of 3.1% in the first three months of 2019 compared to income tax expense at a 131.5% effective tax rate in the first three months of 2018. Our effective tax rate decreased in the first three months of 2019, primarily due to increases in the federal and state valuation allowances. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause our tax rate to change from historical rates. Our assessment of the realizability of deferred tax assets and the potential for an additional valuation allowance could also impact our future effective rate.
We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including net operating loss carryforwards. A valuation allowance is recorded against deferred tax assets to reduce the net carrying value when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our assessment is made for each taxpayer on a jurisdiction by jurisdiction basis. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. A full valuation allowance has been recorded against the federal deferred tax asset and most of the group's U.S. state taxes, as these are not likely to be realized. As a result of the full valuation allowance, a deferred tax liability related to our trademark remains on our consolidated balance sheet as of March 31, 2019. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projections for growth.
See the risk factors described in “Part I — Item 1A — Risk Factors” in our 2018 Annual Report on Form 10-K and elsewhere in this Form 10-Q for a description of various other risks and uncertainties concerning our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2018 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated the changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019.  During this period, we implemented a software solution to process our trade promotion spending as part of our ongoing enterprise-wide cost productivity plan to enhance our internal controls and the overall effectiveness of our trade promotion programs.   Additionally, we updated our accounting policies affected by the adoption of ASU No. 2016-02, “Leases (Topic 842)” and implemented a software solution to calculate our right-of-use assets and lease liabilities and to provide related disclosures.

The Company has appropriately considered and integrated these software solutions into our control design and related tests of the operating effectiveness of our internal controls over financial reporting as of March 31, 2019.

Other than as described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In December 2018, the Massachusetts Department of Environmental Protection issued a Unilateral Administrative Order and the Charles River Pollution Control District (“CRPCD”) issued a Notice of Violation alleging violations of state environmental regulations and the terms of the wastewater discharge permit (the “Permit”) for the Company’s subsidiary, Garelick Farms, LLC (“Garelick Farms”).  The alleged violations relate to the release of wastewater from Garelick Farm’s wastewater tank in excess of limits established in the Permit.  The Company took measures to stop the discharge, recover the wastewater, and clean the affected area.  Company representatives have a scheduled appearance before the CRPCD Board to contest the amount of the proposed $360 thousand fine.
From time to time we receive notices of potential violations from the Environmental Protection Agency (“EPA”) resulting from inspections of our facilities.   We have cooperated with the EPA with respect to these inspections and in addressing any potential violations, many of which relate to compliance documentation and training.  As of May 6, 2019, no fines have been assessed as a result of any of these inspections.  We are discussing possible monetary sanctions with the EPA.  Monetary sanctions, if imposed as a result of these inspections, may exceed $100 thousand individually or in the aggregate.  If we are assessed monetary sanctions in excess of $100 thousand we will disclose such fact in subsequent filings.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2018 Annual Report on Form 10-K.
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
May 7, 2019