Form 10-Q
period 2019-06-30
DEAN FOODS CO
filed 2019-08-08
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from              to
Commission File Number 001-12755

Dean Foods Company
(Exact name of the registrant as specified in its charter)

Delaware	75-2559681
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
2711 North Haskell Avenue, Suite 3400
Dallas, Texas 75204
(214) 303-3400
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	DF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 5, 2019, the number of shares of the registrant's common stock outstanding was: 91,893,614.

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,947	$24,176
Receivables, net of allowances of $5,402 and $5,994	509,811	589,263
Inventories	283,092	255,484
Other current assets	47,352	43,357
Total current assets	861,202	912,280
Property, plant and equipment, net	965,334	1,006,182
Operating lease right of use assets	303,928	—
Identifiable intangible and other assets, net	191,833	197,512
Deferred income taxes	—	2,518
Total	$2,322,297	$2,118,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$654,035	$699,661
Current maturities of long term debt and finance leases	1,060	1,174
Operating lease liabilities	93,090	—
Total current liabilities	748,185	700,835
Long-term debt, net	983,875	905,170
Deferred income taxes	4,008	13,707
Long-term operating lease liabilities	225,607	—
Other long-term liabilities	164,863	184,048
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,884,320 and 91,438,768 shares issued and outstanding, with a par value of $0.01 per share	919	914
Additional paid-in capital	664,732	661,630
Accumulated deficit	(386,932)	(260,977)
Accumulated other comprehensive loss	(94,059)	(98,607)
Total Dean Foods Company stockholders’ equity	184,660	302,960
Non-controlling interest	11,099	11,772
Total stockholders’ equity	195,759	314,732
Total	$2,322,297	$2,118,492
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net sales	$1,843,498	$1,951,230	$3,638,932	$3,931,737
Cost of sales	1,464,018	1,518,446	2,885,699	3,050,450
Gross profit	379,480	432,784	753,233	881,287
Operating costs and expenses:
Selling and distribution	335,852	336,721	673,564	682,717
General and administrative	71,546	65,972	144,631	141,494
Amortization of intangibles	5,150	5,078	10,300	10,156
Facility closing and reorganization costs, net	7,400	67,661	11,732	76,123
Impairment of long-lived assets	11,860	2,232	11,860	2,232
Other operating income	—	(2,289)	—	(2,289)
Equity in (earnings) loss of unconsolidated affiliate	(688)	(1,699)	(2,643)	(3,599)
Total operating costs and expenses	431,120	473,676	849,444	906,834
Operating loss	(51,640)	(40,892)	(96,211)	(25,547)
Other expense:
Interest expense	16,200	14,069	35,200	28,102
Other expense, net	1,500	782	1,712	1,252
Total other expense	17,700	14,851	36,912	29,354
Loss before income taxes	(69,340)	(55,743)	(133,123)	(54,901)
Income tax benefit	(4,477)	(13,727)	(6,433)	(12,620)
Loss from continuing operations	(64,863)	(42,016)	(126,690)	(42,281)
Gain on sale of discontinued operations, net of tax	—	1,922	—	1,922
Net loss	(64,863)	(40,094)	(126,690)	(40,359)
Net loss attributable to non-controlling interest	392	—	645	—
Net loss attributable to Dean Foods Company	$(64,471)	$(40,094)	$(126,045)	$(40,359)
Average common shares:
Basic	91,758,807	91,342,652	91,643,179	91,267,748
Diluted	91,758,807	91,342,652	91,643,179	91,267,748
Basic loss per common share:
Loss from continuing operations attributable to Dean Foods Company	$(0.70)	$(0.46)	$(1.38)	$(0.46)
Income from discontinued operations attributable to Dean Foods Company	—	0.02	—	0.02
Net loss attributable to Dean Foods Company	$(0.70)	$(0.44)	$(1.38)	$(0.44)
Diluted loss per common share:
Loss from continuing operations attributable to Dean Foods Company	$(0.70)	$(0.46)	$(1.38)	$(0.46)
Income from discontinued operations attributable to Dean Foods Company	—	0.02	—	0.02
Net loss attributable to Dean Foods Company	$(0.70)	$(0.44)	$(1.38)	$(0.44)
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net loss	$(64,863)	$(40,094)	$(126,690)	$(40,359)
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	2,420	1,602	4,548	3,226
Other comprehensive income	2,420	1,602	4,548	3,226
Reclassification of stranded tax effects related to the Tax Act	—	—	—	(16,847)
Comprehensive loss	(62,443)	(38,492)	(122,142)	(53,980)
Comprehensive loss attributable to non-controlling interest	392	—	645	—
Comprehensive loss attributable to Dean Foods Company	$(62,051)	$(38,492)	$(121,497)	$(53,980)

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2018	91,123,759	$911	$659,227	$74,219	$(78,410)	$—	$655,947
Issuance of common stock	246,180	2	40	—	—	—	42
Repurchase of shares for withholding taxes	(37,612)	—	(365)	—	—	—	(365)
Share-based compensation expense	—	—	1,742	—	—	—	1,742
Net loss	—	—	—	(265)	—	—	(265)
Dividends	—	—	—	(8,365)	—	—	(8,365)
Reclassification of stranded tax effects related to the Tax Act(1)	—	—	—	16,847	(16,847)	—	—
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $521	—	—	—	—	1,624	—	1,624
Balance, March 31, 2018	91,332,327	913	660,644	82,436	(93,633)	—	650,360
Issuance of common stock	41,628	1	337	—	—	—	338
Repurchase of shares for withholding taxes	(5,426)	—	(48)	—	—	—	(48)
Share-based compensation expense	—	—	1,950	—	—	—	1,950
Net (loss) attributable to Dean Foods Company	—	—	—	(40,094)	—	—	(40,094)
Dividends	—	—	—	(8,399)	—	—	(8,399)
Fair value of non-controlling interest acquired	—	—	—	—	—	11,752	11,752
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $539	—	—	—	—	1,602		1,602
Balance, June 30, 2018	91,368,529	$914	$662,883	$33,943	$(92,031)	$11,752	$617,461

(1)
Refer to Note 1 - Recently Adopted Accounting Pronouncements within our Notes to unaudited Condensed Consolidated Financial Statements for additional details on the adoption of ASU No. 2018-02 during the first quarter of 2018.

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Balance, January 1, 2019	91,438,768	$914	$661,630	$(260,977)	$(98,607)	$11,772	$314,732
Issuance of common stock	390,640	4	159	—	—	—	163
Repurchase of shares for withholding taxes	(90,937)	(1)	(375)	—	—	—	(376)
Share-based compensation expense	—	—	1,293	—	—	—	1,293
Net loss attributable to Dean Foods Company	—	—	—	(61,574)	—	—	(61,574)
Net loss attributable to non-controlling interest	—	—	—	—	—	(253)	(253)
Repurchase of subsidiary's common stock						(28)	(28)
Dividends(1)	—	—	—	61	—	—	61
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $291	—	—	—	—	2,128	—	2,128
Balance, March 31, 2019	91,738,471	917	662,707	(322,490)	(96,479)	11,491	256,146
Issuance of common stock	163,826	2	209	—	—	—	211
Repurchase of shares for withholding taxes	(17,977)	—	(31)	—	—	—	(31)
Share-based compensation expense	—	—	1,847	—	—	—	1,847
Net loss attributable to Dean Foods Company	—	—	—	(64,471)	—	—	(64,471)
Net loss attributable to non-controlling interest	—	—	—	—	—	(392)	(392)
Dividends(1)	—	—	—	29	—	—	29
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $0	—	—	—	—	2,420	—	2,420
Balance, June 30, 2019	91,884,320	$919	$664,732	$(386,932)	$(94,059)	$11,099	$195,759

(1)
During the three months ended March 31, 2019 and the three months ended June 30, 2019, participants forfeited accrued dividends related to previously-granted restricted share units ("RSUs") and performance share units ("PSUs"), causing a reduction to our accumulated deficit position. Under our long-term incentive compensation program, cash dividend equivalent units for RSUs and PSUs are accrued over time as our Board of Directors declares cash dividends and vest in cash at the same time as the underlying award. No dividends were declared or paid during the three months ended March 31, 2019 and three months ended June 30, 2019.

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30
	2019	2018
Operating activities:
Net loss	$(126,690)	$(40,359)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	76,048	80,102
Non-cash lease expense	63,028	—
Share-based compensation expense	3,731	6,625
Non-cash facility closing and reorganization costs, net	417	43,734
Impairment of long-lived assets	11,860	2,232
Write-off of financing costs	3,755	—
Other operating income	—	(2,289)
Equity in earnings of unconsolidated affiliate	(2,643)	(3,599)
Deferred income taxes	(7,472)	(16,472)
Other, net	(5,377)	(3,022)
Changes in operating assets and liabilities:
Receivables, net	79,452	84,105
Inventories	(27,610)	2,220
Prepaid expenses and other assets	(2,496)	10,942
Accounts payable and accrued expenses	(32,987)	(43,459)
Operating lease liabilities	(62,222)	—
Cash provided by (used in) operating activities	(29,206)	120,760
Investing activities:
Capital spending	(44,983)	(37,292)
Payments for acquisitions, net of cash acquired	—	(13,324)
Proceeds from sale of fixed assets	4,632	12,418
Cash used in investing activities	(40,351)	(38,198)
Financing activities:
Debt repayments	(773)	(589)
Payments of financing costs	(9,561)	—
Proceeds from senior secured revolver	550,101	185,800
Payments for senior secured revolver	(563,001)	(197,000)
Proceeds from receivables securitization facility	615,000	1,240,000
Payments for receivables securitization facility	(525,000)	(1,285,000)
Repurchase of subsidiary's common stock	(28)	—
Cash dividends paid	—	(16,438)
Issuance of common stock, net of share repurchases for withholding taxes	(410)	(413)
Cash provided by (used in) financing activities	66,328	(73,640)
Change in cash and cash equivalents	(3,229)	8,922
Cash and cash equivalents, beginning of period	24,176	16,512
Cash and cash equivalents, end of period	$20,947	$25,434
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018
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
For further information, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the years ended December 31, 2019 and 2018.
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
ASU No. 2018-15 — In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact ASU 2018-15 will have on our financial statements. We do not intend to early adopt this ASU. We do not expect the adoption of ASU 2018-15 to have a material impact on our financial statements.

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Fluid milk	$1,092,856	$1,157,288	$2,227,752	$2,417,222
Ice cream(1)	316,398	321,005	541,598	560,603
Fresh cream(2)	104,143	99,816	200,518	191,766
Extended shelf life and other dairy products(3)	44,571	46,183	88,156	91,425
Cultured	64,839	65,504	126,746	129,670
Other beverages(4)	65,580	66,700	133,990	137,044
Other(5)	27,756	30,794	46,651	63,098
Subtotal	1,716,143	1,787,290	3,365,411	3,590,828
Sales of excess raw materials	90,122	122,880	208,515	274,682
Sales of other bulk commodities	37,233	41,060	65,006	66,227
Total net sales	$1,843,498	$1,951,230	$3,638,932	$3,931,737

(1)	Includes ice cream, ice cream mix and ice cream novelties.

(2)	Includes half-and-half and whipping creams.

(3)	Includes creamers and other extended shelf life fluids.

(4)	Includes fruit juice, fruit flavored drinks, iced tea, water and flax-based milk.

(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.

The following table presents a disaggregation of our net product sales between sales of Company-branded products versus sales of private label products:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Branded products	$856,984	$871,269	$1,708,480	$1,763,395
Private label products	859,159	916,021	1,656,931	1,827,433
Subtotal	1,716,143	1,787,290	3,365,411	3,590,828
Sales of excess raw materials	90,122	122,880	208,515	274,682
Sales of other bulk commodities	37,233	41,060	65,006	66,227
Total net sales	$1,843,498	$1,951,230	$3,638,932	$3,931,737

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
We have determined that we satisfy our performance obligations related to our customer contracts at a point in time, as opposed to over time, and accordingly, revenue is recognized at a point in time across all of our revenue streams. Therefore, we do not have any contract balances with our customers recorded on our unaudited Condensed Consolidated Balance Sheets.

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
3. Investment in Affiliates and Discontinued Operations
Unconsolidated Affiliate and Related Party
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
We have concluded that Organic Valley Fresh is a variable interest entity, but we have determined that we are not the primary beneficiary of the Organic Valley Fresh joint venture because we do not have the power to direct the activities that most significantly affect the economic performance of the joint venture; therefore, the financial results of the joint venture have not been consolidated in our unaudited Condensed Consolidated Financial Statements. We are accounting for this investment under the equity method of accounting. Our equity in the earnings of the joint venture is included as a component of operating income as we have determined that the joint venture's operations are integral to, and an extension of, our business operations. Our equity in the earnings of the joint venture was $0.7 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $2.6 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively.
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

4. Inventories
Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Raw materials and supplies	$112,285	$101,620
Finished goods	170,807	153,864
Total	$283,092	$255,484

5. Goodwill and Intangible Assets
As of June 30, 2019 and December 31, 2018, the net carrying value of goodwill was zero. We recorded a total goodwill impairment charge of $190.7 million in December 2018 in connection with our quantitative impairment analysis. We have not acquired additional goodwill during the six months ended June 30, 2019.
The net carrying amounts of our intangible assets other than goodwill as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019				December 31, 2018
	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$69,315	$—	$—	$69,315	$69,315	$—	$—	$69,315
Intangible assets with finite lives:
Customer-related and other	83,545	—	(47,507)	36,038	83,545	—	(45,423)	38,122
Trademarks	230,709	(109,910)	(82,837)	37,962	230,709	(109,910)	(74,621)	46,178
Total	$383,569	$(109,910)	$(130,344)	$143,315	$383,569	$(109,910)	$(120,044)	$153,615

Our finite-lived trademarks will be amortized on a straight-line basis over their remaining useful lives, which range from approximately 1 to 7 years, with a weighted-average remaining useful life of approximately 5 years. Amortization expense on intangible assets for the three months ended June 30, 2019 and 2018 was $5.2 million and $5.1 million, respectively. The amortization of intangible assets is reported on a separate line item in our unaudited Condensed Consolidated Statements of Operations.
Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2019	$20.6
2020	12.5
2021	10.8
2022	8.1
2023	7.3

6. Leases
We determine if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and long-term operating lease liabilities in our unaudited Condensed Consolidated Balance Sheet. Finance leases are included in property, plant, and equipment, the current maturities of long-term debt and finance leases, as well as long-term debt, net in our unaudited Condensed Consolidated Balance Sheet. Our finance leases are not material.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate derived from information available at the lease commencement date to determine the present value of our lease payments if a discount rate is not stated within the lease agreement. To estimate the incremental borrowing rate, we utilize a risk-free rate plus our incremental interest rate spread for collateralized debt, which is updated on a quarterly basis. We use multiple incremental borrowing rates that correspond to the term of the lease.
We lease certain property, vehicles used in the distribution of our product, and equipment. As of June 30, 2019, we had approximately 1,600 leases with remaining terms ranging from less than one year to 20 years. Our leases primarily consist of:
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
Our lease terms may include options to extend or terminate the lease. We include options to extend the lease when it is reasonably certain that we will exercise that option based on the individual lease and our business objectives at lease inception. We have elected to not record leases with a term of 12 months or less on the balance sheet. Certain vehicle leases contain residual value guarantees (“RVG”). We continue to monitor whether amounts related to RVGs are probable of being owed. As of June 30, 2019 and December 31, 2018, we do not expect to make any payments related to RVGs, and our maximum exposure under those guarantees is not a material amount; therefore, we have excluded from the determination of lease payments.
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

The components of lease expenses were as follows (in thousands):

	Quarter ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease cost	$31,633	$63,028
Finance lease cost	367	673
Amortization of ROU assets	324	609
Interest on lease liability	43	64
Short term lease cost (1)	$3,895	$8,741
Variable lease cost (2)	2,964	5,794
Sublease income	(1,744)	(3,324)
Total net lease cost	$37,115	$74,912
(1)Related to leases with a term of 12 months or less that are not recorded on the balance sheet.

(2)	Certain operating lease agreements require the payment of additional payments for maintenance, along with additional rentals based on miles driven or units produced.

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
June 30, 2019
Operating leases:
Operating lease ROU asset	$303,928

Current operating lease liabilities	93,090
Long-term operating lease liabilities	225,607
Total operating lease liabilities	$318,697

The weighted-average remaining lease term of our operating leases as of June 30, 2019 was 4.8 years, and our weighted-average discount rate was 6.4%.
Supplemental cash flow and other information related to leases was as follows (in thousands):

	Quarter ended	Six months ended
	June 30, 2019	June 30, 2019
Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$31,208	$62,222

Non-cash activity:
Right of use assets obtained in exchange for operating lease obligations	$9,823	$25,083

Maturities of operating lease liabilities were as follows (in thousands):

As of June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$58,667
2020	94,448
2021	69,190
2022	49,428
2023	37,071
2024	25,098
Thereafter	32,933
Total lease payments	$366,835
Less: imputed interest	(48,138)
Total lease obligations	$318,697
Less: current obligations	93,090
Long-term lease obligations	$225,607

Disclosures related to periods prior to adoption of the New Lease Standard

Prior to the adoption of this standard, our future minimum payments under non-cancelable operating leases with terms in excess of one year were as follows (in thousands):

As of December 31, 2018
2019	$118,827
2020	90,615
2021	64,501
2022	45,049
2023	32,771
Thereafter	50,998
Total minimum lease payments	$402,761

7. Debt
Our long-term debt as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019			December 31, 2018
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured revolving credit facility	$6,400	7.25	% *	$19,300	4.65	% *
Senior notes due 2023	700,000	6.50		700,000	6.50
	706,400			719,300
Subsidiary debt obligations:
Receivables securitization facility	280,000	3.89	*	190,000	3.54	*
Finance lease and other	2,560	—		1,618	—
	282,560			191,618
Subtotal	988,960			910,918
Unamortized debt issuance costs	(4,025)			(4,574)
Total debt	984,935			906,344
Less current portion	(1,060)			(1,174)
Total long-term portion	$983,875			$905,170
*    Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities were as follows (in thousands):

As of June 30, 2019
2019	$557
2020	541
2021	159
2022	280,170
2023	700,182
Thereafter(1)	7,351
Subtotal	988,960
Less unamortized debt issuance costs	(4,025)
Total debt	$984,935

(1) Our senior secured revolving credit facility was extended on February 22, 2019 to a maturity date of February 22, 2024 that springs to September 15, 2022 in the event we don’t repay or refinance $700 million in aggregate principal amount of 6.50% senior notes due 2023 (the “2023 Notes”) on or prior to July 15, 2022.
Senior Secured Revolving Credit Facility — On February 22, 2019, we entered into that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”), pursuant to which the lenders party thereto have provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”). Borrowings under the Credit Facility are limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount is equal to 65% of the appraised value of certain of our real property and equipment. We have currently elected to include real estate and equipment with appraised values sufficient to support a borrowing base of $265 million. Our ability to access the full borrowing base is limited by the requirement under the Credit Agreement to maintain liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) in an amount equal to 50% of the borrowing base under the Credit Facility at any time when the Company's fixed charge coverage ratio is less than 1.05 to 1.00. The Credit Facility matures on February 22, 2024, with a September 15, 2022 springing maturity date in the event the 2023 Notes are not refinanced or repaid on or prior to July 15,

2022. A portion of the Credit Facility is available for the issuance of up to $25 million of standby letters of credit and up to $10 million of swing line loans.
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
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of the 2023 Notes, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. The Credit Agreement includes a fixed charge covenant that requires us to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 at any time that our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) at such time is less than 50% of the borrowing base under the Credit Facility.
On June 28, 2019, we amended the Credit Agreement to, among other things, permit our borrowing base to equal 65% of the appraised value of the real property and equipment included in the appraisal report delivered to the administrative agent (up to maximum facility amount).
In connection with the execution of the Credit Agreement, including the amendment thereof and post-closing appraisal work, we paid certain arrangement fees of approximately $4.9 million to lenders and other fees of approximately $1.9 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $3.3 million of unamortized deferred financing costs in connection with the termination of that certain Credit Agreement, originally dated as of March 26, 2015, among the Company, Bank of America, N.A., as Administrative Agent and the lenders party thereto (as amended, the “prior credit agreement”).
At June 30, 2019, we had $6.4 million outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the six months ended June 30, 2019 was $16.1 million. There were no letters of credit issued under the Credit Facility as of June 30, 2019.

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

In connection with the execution of this amendment and restatement of the Receivables Purchase Agreement, we paid certain arrangement fees of approximately $2.2 million to lenders and other fees of approximately $0.5 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $0.4 million of unamortized deferred financing costs in connection with prior amendments to the Receivables Purchase Agreement.

Based on the monthly borrowing base formula, we had the ability to borrow up to $428.8 million of the total commitment amount under the Receivables Securitization Facility as of June 30, 2019. The total amount of receivables sold to these entities as of June 30, 2019 was $496.5 million. During the first six months of 2019, we borrowed $0.6 billion and repaid $0.5 billion under the facility with a remaining balance of $280.0 million as of June 30, 2019. In addition to letters of credit in the aggregate amount of $147.9 million that were issued but undrawn, the remaining available borrowing capacity was $0.9 million at June 30, 2019. Our average daily balance under this facility during the six months ended June 30, 2019 was $265.1 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
The carrying value under the 2023 Notes at June 30, 2019 was $696.0 million, net of unamortized debt issuance costs of $4.0 million.
See Note 8 for information regarding the fair value of the 2023 Notes as of June 30, 2019.
Finance Lease Obligations and Other — Finance lease obligations of $2.6 million and $1.6 million as of June 30, 2019 and December 31, 2018, respectively, were primarily comprised of our leases for information technology equipment. See further discussion of our lease obligations in Note 6.

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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At June 30, 2019 and December 31, 2018, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In thousands)
Commodities contracts — current(1)	$935	$11	$666	$4,328
Commodities contracts — non-current(2)	—	—	—	—
Total derivatives	$935	$11	$666	$4,328

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 is as follows (in thousands):

	Fair Value as of June 30, 2019	Level 1	Level 2	Level 3
Asset — Commodities contracts	$935	$—	$935	$—
Liability — Commodities contracts	666	—	666	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 is as follows (in thousands):

	Fair Value as of December 31, 2018	Level 1	Level 2	Level 3
Asset — Commodities contracts	$11	$—	$11	$—
Liability — Commodities contracts	4,328	—	4,328	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair value of the 2023 Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amount and fair value of the 2023 Notes at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$374,500	$700,000	$560,000

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for similar instruments in active markets. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$3	$—	$3	$—
Mutual funds	1,862	—	1,862	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$6	$—	$6	$—
Mutual funds	1,693	—	1,693	—

9. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In February 2019, our Board of Directors reviewed the Company's dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. Consequently, no dividends were paid in the first six months of 2019. From 2015 through 2018, all awards of restricted stock units, performance stock units and phantom shares provided for cash dividend equivalent units, which vested in cash at the same time as the underlying award. A quarterly dividend of $0.09 per share was paid in March and June 2018, totaling approximately $16.4 million for the first six months of 2018. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
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
The following table summarizes RSU activity during the six months ended June 30, 2019:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2019	840,431	140,539	980,970
RSUs granted	1,415,236	268,373	1,683,609
Shares issued upon vesting of RSUs	(198,935)	(93,670)	(292,605)
RSUs canceled or forfeited(1)	(346,147)	(17,528)	(363,675)
RSUs outstanding at June 30, 2019	1,710,585	297,714	2,008,299
Weighted average grant date fair value	$4.76	$4.84	$4.77

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — In 2016, we began granting performance stock units ("PSUs") as a part of our long-term incentive compensation program. PSUs cliff vest and settle in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The PSUs are deemed granted in three separate one year tranches on the dates in which our Compensation Committee establishes the applicable annual performance goals. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the awards that are expected to vest. The fair value of the PSUs is remeasured at each reporting period. The following table summarizes PSU activity during the six months ended June 30, 2019:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	291,773	$9.94
Granted	761,335	3.06
Vested	(26,734)	18.93
Forfeited or canceled	(86,659)	4.71
Performance adjustment(1)	(240,761)	8.92
Outstanding at June 30, 2019	698,954	$3.10

(1)
Represents an adjustment to the 2018 tranche of the 2016, 2017 and 2018 PSU awards based on actual performance during the 2018 annual performance period in relation to the established performance goal for that period. The actual performance for the 2018 annual performance period was certified by the Compensation Committee of our Board of Directors in the first quarter of 2019.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting date. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	2,007,427	$11.35
Granted	4,536,703	3.05
Converted/paid	(793,987)	12.55
Forfeited	(711,805)	5.67
Outstanding at June 30, 2019	5,038,338	$4.49

Stock Options — The following table summarizes stock option activity during the six months ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2019	385,538	$14.55
Forfeited and canceled	(231,523)	16.49
Options outstanding and exercisable at June 30, 2019	154,015	$11.64	1.25	—

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2018 or 2019, nor do we currently plan to in the future. At June 30, 2019, there was no remaining unrecognized stock option expense related to unvested awards.

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In thousands)
RSUs	$1,345	$1,399	$2,083	$2,545
PSUs	512	551	780	1,147
Phantom shares	(21)	2,520	868	2,933
Total	$1,836	$4,470	$3,731	$6,625

10. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option and stock unit conversions were not included in the computation of diluted loss per share for the three and six months ended June 30, 2019 and 2018 as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In thousands, except share data)
Basic loss per share computation:
Numerator:
Loss from continuing operations	$(64,863)	$(42,016)	$(126,690)	$(42,281)
Net loss attributable to non-controlling interest	392	—	645	—
Loss from continuing operations attributable to Dean Foods Company	$(64,471)	$(42,016)	$(126,045)	$(42,281)
Denominator:
Average common shares	91,758,807	91,342,652	91,643,179	91,267,748
Basic loss per share from continuing operations attributable to Dean Foods Company	$(0.70)	$(0.46)	$(1.38)	$(0.46)
Diluted loss per share computation:
Numerator:
Loss from continuing operations	$(64,863)	$(42,016)	$(126,690)	$(42,281)
Net loss attributable to non-controlling interest	392	—	645	—
Loss from continuing operations attributable to Dean Foods Company	$(64,471)	$(42,016)	$(126,045)	$(42,281)
Denominator:
Average common shares — basic	91,758,807	91,342,652	91,643,179	91,267,748
Stock option conversion(1)	—	—	—	—
RSUs and PSUs(2)	—	—	—	—
Average common shares — diluted	91,758,807	91,342,652	91,643,179	91,267,748
Diluted loss per share from continuing operations attributable to Dean Foods Company	$(0.70)	$(0.46)	$(1.38)	$(0.46)
(1) Anti-dilutive options excluded	158,090	443,169	221,249	473,149
(2) Anti-dilutive stock units excluded	2,806,677	1,202,367	2,256,674	1,057,057

11. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended June 30, 2019 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at March 31, 2019	$(91,698)	$(4,781)	$(96,479)
Amounts reclassified from accumulated other comprehensive loss(1)	2,420	—	2,420
Net current-period other comprehensive income	2,420	—	2,420
Balance at June 30, 2019	$(89,278)	$(4,781)	$(94,059)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the six months ended June 30, 2019 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2018	$(93,826)	$(4,781)	$(98,607)
Amounts reclassified from accumulated other comprehensive loss(1)	4,548	—	4,548
Net current-period other comprehensive income	4,548	—	4,548
Balance at June 30, 2019	$(89,278)	$(4,781)	$(94,059)

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

(2)
The accumulated other comprehensive loss reclassification is related to a one-time reclassification to retained earnings for the stranded tax effects associated with our pension and post-retirement benefit plans resulting from the Tax Cuts and Jobs Act ("Tax Act").

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In thousands)
Components of net periodic benefit cost:
Service cost	$672	$732	$1,344	$1,464
Interest cost	3,084	2,828	6,168	5,656
Expected return on plan assets	(3,996)	(4,411)	(7,992)	(8,822)
Amortizations:
Prior service cost	108	108	216	216
Unrecognized net loss	2,440	2,130	4,880	4,260
Net periodic benefit cost	$2,308	$1,387	$4,616	$2,774

We do not expect to make any contributions to the company-sponsored pension plans in 2019.
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In thousands)
Components of net periodic benefit cost:
Service cost	$154	$170	$308	$340
Interest cost	281	235	562	470
Amortizations:
Prior service cost	23	23	46	46
Unrecognized net gain	(151)	(118)	(302)	(236)
Net periodic benefit cost	$307	$310	$614	$620

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

The results of our analysis indicated an impairment to our property, plant and equipment outside of facility closing and reorganization costs at two of our production facilities of $11.9 million during the six months ended June 30, 2019 and at one production facility of $2.2 million during the six months ended June 30, 2018, respectively. The impairments were the result of declines in profitability both on a historical and forecasted basis.
We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization and reorganization strategies are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In thousands)
Closure of facilities, net(1)	$3,300	$59,229	$6,323	$61,591
Organizational effectiveness(2)	—	—	—	(331)
Enterprise-wide cost productivity plan(3)	4,100	8,432	5,409	14,863
Facility closing and reorganization costs, net	$7,400	$67,661	$11,732	$76,123

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2019 and 2018. These charges are primarily related to facility closures in Braselton, GA; Louisville, KY; Erie, PA; Huntley, IL; Thief River Falls, MN; Lynn, MA; Livonia, MI; Richmond, Virginia; Orem, Utah; New Orleans, Louisiana; Rochester, Indiana; Riverside, California; Denver, Colorado; and Buena Park, California. The net gain during the three months ended June 30, 2019 was primarily due to gains from the sale of properties for which we recognized restructuring charges in previous periods. We have incurred net charges to date of $118.2 million related to these facility closures through June 30, 2019. We expect to incur additional charges related to these facility closures of approximately $1.3 million related to shutdown, contract termination and other costs.

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

Activity with respect to facility closing and reorganization costs during the six months ended June 30, 2019 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2018	Charges and Adjustments	Payments	Accrued Charges at June 30, 2019
	(In thousands)
Cash charges:
Workforce reduction costs	$13,213	$4,270	$(6,905)	$10,578
Shutdown costs	—	5,290	(5,290)	—
Lease obligations after shutdown	1,368	120	(723)	765
Other	—	1,549	(1,549)	—
Subtotal	$14,581	11,229	$(14,467)	$11,343
Non-cash charges:
Write-down of assets (1)		2,139
Gain on sale/disposal of related assets		(1,730)
Other, net		94
Subtotal		503
Total		$11,732

(1)     The write-down of assets relates primarily to owned buildings, land and equipment of previously closed facilities. The assets were tested for recoverability at the time the decision to close the facilities was more likely than not to occur. Over time, refinements to our estimates used in testing for recoverability may result in additional asset write-downs. The write-down of assets can include accelerated depreciation recorded for those facilities previously closed. Our methodology for testing the recoverability of the assets is consistent with the methodology described in the "Asset Impairment Charges" section above.
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
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three and six months ended June 30, 2019 and 2018. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 14.8% and 15.6% of our consolidated net sales in the three months ended June 30, 2019 and 2018, respectively and accounted for 14.4% and 16.1% of our consolidated net sales in the six months ended June 30, 2019 and 2018, respectively.

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
Recent Developments
Leadership Changes
On July 26, 2019, we announced that Eric Beringause will serve as the Company's new President and Chief Executive Officer effective July 29, 2019, replacing Ralph Scozzafava. Mr. Scozzafava will receive compensation and benefits pursuant to the Company’s Amended and Restated Executive Severance Pay Plan following his termination of employment. Mr. Beringause previously served as the Chief Executive Officer of Gehl Foods, LLC from March 2015 to August 2018, as Chief Executive Officer of Advanced Refreshment LLC from 2011 to 2014, and President and Chief Executive Officer of Sturm Foods, Inc. from 2008 to 2011.

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

	Three Months Ended June 30				Six Months Ended June 30
	2019		2018		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,843.5	100.0%	$1,951.2	100.0%	$3,638.9	100.0%	$3,931.7	100.0%
Cost of sales	1,464.0	79.4	1,518.4	77.8	2,885.7	79.3	3,050.4	77.6
Gross profit(1)	379.5	20.6	432.8	22.2	753.2	20.7	881.3	22.4
Operating costs and expenses:
Selling and distribution	335.9	18.2	336.7	17.3	673.6	18.5	682.7	17.4
General and administrative	71.4	3.9	66.0	3.3	144.5	4.0	141.5	3.5
Amortization of intangibles	5.2	0.3	5.1	0.3	10.3	0.3	10.2	0.3
Facility closing and reorganization costs, net	7.4	0.4	67.7	3.5	11.7	0.3	76.1	1.9
Impairment of long-lived assets	11.9	0.6	2.2	0.1	11.9	0.3	2.2	0.1
Other operating income	—	—	(2.3)	(0.1)	—	—	(2.3)	(0.1)
Equity in (earnings) loss of unconsolidated affiliate	(0.7)	—	(1.7)	(0.1)	(2.6)	(0.1)	(3.6)	(0.1)
Total operating costs and expenses	431.1	23.4	473.7	24.3	849.4	23.3	906.8	23.0
Operating loss	$(51.6)	(2.8)%	$(40.9)	(2.1)%	$(96.2)	(2.6)%	$(25.5)	(0.6)%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018
Net Sales — The change in net sales was due to the following:

Three Months Ended June 30, 2019 vs. 2018
(In millions)
Volume	$(244.9)
Pricing and product mix changes	132.0
Acquisitions	5.2
Total decrease	$(107.7)
Net sales decreased $107.7 million, or 5.5%, during the second quarter of 2019 as compared to the second quarter of 2018, primarily due to fluid milk volume declines from year-ago levels, partly offset by increased pricing, as a result of increases in dairy commodity costs from year-ago levels and pricing actions taken during the second quarter of 2019 to offset inflation. On average, during the second quarter of 2019, the Class I price was 12.5% above prior-year levels. Fluid milk volume declines were driven predominantly by the loss of volume from two large retailers, overall category declines and other volume pressure. Net sales declines were further offset by volumes associated with the acquisition and consolidation of Good Karma into our unaudited Condensed Consolidated Financial Statements on June 29, 2018, which contributed $5.2 million to net sales in the second quarter of 2019.

We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization, but in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2019 compared to the second quarter of 2018:

	Three Months Ended June 30*
	2019	2018	% Change
Class I mover(1)	$16.42	$14.60	12.5%
Class I raw skim milk mover(1)(2)	7.75	6.05	28.1
Class I butterfat mover(2)(3)	2.55	2.50	2.0
Class II raw skim milk minimum(1)(4)	7.91	5.73	38.0
Class II butterfat minimum(3)(4)	2.60	2.61	(0.4)

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $54.4 million, or 3.6%, in the second quarter of 2019 as compared to the second quarter of 2018, primarily due to the volume declines discussed above. This overall decrease was partly offset by higher dairy commodity costs. On average, the Class I price was 12.5% above prior-year levels.
Gross Margin — Our gross margin decreased to 20.6% in the second quarter of 2019 as compared to 22.2% in the second quarter of 2018. The decrease was primarily due to the volume deleverage and Class I raw milk inflation discussed above.
Operating Costs and Expenses — Operating costs and expenses decreased $42.6 million, or 9.0%, in the second quarter of 2019 as compared to the second quarter of 2018. Significant changes to operating costs and expenses in the second quarter of 2019 as compared to the second quarter of 2018 include the following:

•
Selling and distribution costs decreased by $0.8 million during the second quarter of 2019 primarily due to decreases in advertising and marketing costs of approximately $7.8 million, partially offset by increased employee-related costs of approximately $6.6 million.

•	General and administrative costs increased by $5.4 million during the second quarter of 2019 primarily due to increases in professional fees and employee-related costs.

•	Facility closing and reorganization costs, net decreased by $60.3 million during the second quarter of 2019. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded impairment charges to our long-lived assets of $11.9 million during the second quarter of 2019 compared to $2.2 million during the second quarter of 2018. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•	We recorded $0.7 million of equity in the earnings of our Organic Valley Fresh joint venture during the second quarter of 2019. See Note 3 to our unaudited Condensed Consolidated Financial Statements.

Other Expense — Other expense increased $2.8 million during the second quarter of 2019 as compared to the second quarter of 2018. This increase was primarily due to higher interest expense related to the write off of deferred financing costs for $3.8 million and increased borrowings under our receivables securitization facility.

Income Taxes — Income tax benefit of $4.5 million was recorded at an effective rate of 6.5% for the second quarter of 2019 compared to $13.7 million at a 24.6% effective tax rate for the second quarter of 2018. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the second quarter of 2019, the Company recorded a discrete tax benefit of $1.0 million, primarily related to a net operating loss carryback. Excluding the impact of these discrete items, our effective tax rate for the second quarter of 2019 was 4.7%. Additional federal and state valuation allowances of $5.7 million were recorded as part of the annual effective tax rate.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Sales — The change in net sales was due to the following:

Six Months Ended June 30, 2019 vs. 2018
(In millions)
Volume	$(524.1)
Pricing and product mix changes	221.5
Acquisitions	9.8
Total decrease	$(292.8)
Net sales decreased $292.8 million, or 7.4%, during the first six months of 2019 as compared to the first six months of 2018, primarily due to fluid milk volume declines from year-ago levels, partly offset by increased pricing, as a result of increases in dairy commodity costs from year-ago levels and pricing actions taken during the first six months of 2019 to offset inflation. On average, during the first six months of 2019, the Class I price was 17.8% above prior-year levels. Fluid milk volume declines were driven predominantly by the loss of volume from two large retailers, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products. Net sales declines were further offset by volumes associated with the acquisition and consolidation of Good Karma into our unaudited Condensed Consolidated Financial Statements on June 29, 2018, which contributed $9.8 million to net sales in the first six months of 2019.
The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2019 compared to the first six months of 2018:

	Six Months Ended June 30*
	2019	2018	% Change
Class I mover(1)	$17.05	$14.47	17.8%
Class I raw skim milk mover(1)(2)	8.17	6.04	35.3
Class I butterfat mover(2)(3)	2.62	2.47	6.1
Class II raw skim milk minimum(1)(4)	8.21	5.64	45.6
Class II butterfat minimum(3)(4)	2.67	2.51	6.4

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $164.7 million, or 5.4%, in the first six months of 2019 as compared to the first six months of 2018, primarily due to the volume declines discussed above. This overall decrease was partly offset by higher dairy commodity costs. On average, the Class I price was 17.8% above prior-year levels.
Gross Margin — Our gross margin decreased to 20.7% in the first six months of 2019 as compared to 22.4% in the first six months of 2018. The decrease was primarily due to the volume deleverage and Class I raw milk inflation discussed above.
Operating Costs and Expenses — Operating costs and expenses decreased $57.5 million, or 6.3%, in the first six months of 2019 as compared to the first six months of 2018. Significant changes to operating costs and expenses in the first six months of 2019 as compared to the first six months of 2018 include the following:

•
Selling and distribution costs decreased by $9.2 million during the first six months of 2019 primarily due to decreases in advertising and marketing costs of approximately $12.4 million, partially offset by increased employee-related costs of approximately $2.5 million.

•
General and administrative costs increased by $3.0 million during the first six months of 2019 primarily due to increases in professional fees, partially offset by decreases in employee-related costs related to lower headcount.

•	Facility closing and reorganization costs, net decreased by $64.4 million during the first six months of 2019. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded impairment charges to our long-lived assets of $11.9 million during the first six months of 2019 compared to $2.2 million during the first six months of 2018. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded $2.6 million of equity in the earnings of our Organic Valley Fresh joint venture during the first six months of 2019. See Note 3 to our unaudited Condensed Consolidated Financial Statements.

Other Expense — Other expense increased $7.6 million during the first six months of 2019 as compared to the first six months of 2018. This increase was primarily due to higher interest expense related to the write off of deferred financing costs for $3.8 million and increased borrowings under our receivables securitization facility.
Income Taxes — Income tax benefit of $6.4 million was recorded at an effective rate of 4.8% for the first six months of 2019 compared to $12.6 million at a 23.0% effective tax rate for the first six months of 2018. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first six months of 2019, the Company recorded a discrete tax expense of $2.5 million, primarily related to the state valuation allowance. Excluding the impact of these discrete items, our effective tax rate for the first six months of 2019 was 6.7%. Additional federal and state valuation allowances of $20.3 million were recorded as part of the annual effective tax rate.

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
The Senior Secured Revolving Credit Facility has an expansion feature which allows us to increase the total size of the facility from $265 million to $350 million. We are currently seeking additional sources of financing to exercise this expansion feature to increase our liquidity. We may also, from time to time, raise additional funds through new debt facilities, borrowings, or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

As of June 30, 2019, we had total cash and cash equivalents on hand of $20.9 million, of which $1.1 million was attributable to our foreign operations. Historically, the cash held by our foreign subsidiary was reinvested indefinitely and was generally subject to U.S. income tax only upon repatriation to the U.S. However, the Tax Cuts and Jobs Act (the "Tax Act") required us to incur a one-time transition tax in 2017 on cumulative undistributed foreign earnings for which we had not previously provided

U.S. taxes. We analyzed our foreign working capital and cash requirements and the potential tax liabilities that would be attributable to a repatriation of previously taxed earnings. In the second quarter 2018, we repatriated $9.9 million of cash resulting in no additional tax expense. Additionally, we will not consider the future earnings of our foreign subsidiary to be permanently reinvested and have determined that any tax effects resulting from this change would be immaterial.
At June 30, 2019, we had $989.0 million of long-term debt obligations, excluding unamortized debt issuance costs of $4.0 million, and $146.9 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In February 2019, our Board of Directors reviewed the Company's dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. Consequently, no dividends were paid in the first three months of 2019. From 2015 to 2018, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. A quarterly dividend of $0.09 per share was paid in March and June 2018, totaling approximately $16.4 million for the first six months of 2018. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 9 to our unaudited Condensed Consolidated Financial Statements.
Senior Secured Revolving Credit Facility — On February 22, 2019, we entered into that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”), pursuant to which the lenders party thereto have provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”). Borrowings under the Credit Facility are limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount is equal to 65% of the appraised value of certain of our real property and equipment. We have currently elected to include real estate and equipment with appraised values sufficient to support a borrowing base of $265 million. However, our ability to access the full borrowing base is limited by the requirement under the Credit Agreement to maintain liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) in an amount equal to 50% of the borrowing base under the Credit Facility. The Credit Facility matures on February 22, 2024, with a September 15, 2022 springing maturity date in the event the 2023 Notes are not refinanced or repaid on or prior to July 15, 2022. A portion of the Credit Facility is available for the issuance of up to $25 million of standby letters of credit and up to $10 million of swing line loans.
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
At June 30, 2019, we had $6.4 million outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the six months ended June 30, 2019 was $16.1 million. There were no letters of credit issued under the Credit Facility as of June 30, 2019.

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
Based on the monthly borrowing base formula, we had the ability to borrow up to $428.8 million of the total commitment amount under the receivables securitization facility as of June 30, 2019. The total amount of receivables sold to these entities as of June 30, 2019 was $496.5 million. During the first six months of 2019, we borrowed $0.6 billion and repaid $0.5 billion under the facility with a remaining balance of $280.0 million as of June 30, 2019. In addition to letters of credit in the aggregate amount of $147.9 million that were issued but undrawn, the remaining available borrowing capacity was $0.9 million at June 30, 2019. Our average daily balance under this facility during the six months ended June 30, 2019 was $265.1 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
At August 5, 2019, we had $316.8 million of outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $153.5 million that were issued but undrawn.
Covenant Compliance — We are required to comply with a springing fixed charge coverage ratio set at 1.05 to 1.00, which is triggered and applicable in the event our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) at such time is less than 50% of the borrowing base under the Credit Facility (or, at any time prior to inclusion of certain equipment and real property, less than $100 million). As of June 30, 2019, we are not subject to the fixed charge coverage covenant.
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

The carrying value under the 2023 Notes at June 30, 2019 was $696.0 million, net of unamortized debt issuance costs of $4.0 million.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30
	2019	2018	Change
	(In thousands)
Cash flows from:
Operating activities	$(29,206)	$120,760	$(149,966)
Investing activities	(40,351)	(38,198)	(2,153)
Financing activities	66,328	(73,640)	139,968
Net increase (decrease) in cash and cash equivalents	$(3,229)	$8,922	$(12,151)
Operating Activities
Cash used in operating activities changed by $150.0 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was primarily attributable to lower operating income and higher dairy commodity costs, as well as an increased investment in inventory.
Investing Activities
Cash used in investing activities increased by $2.2 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. In the first six months of 2019, capital expenditures increased by $7.7 million and proceeds from the sale of fixed assets decreased by $7.8 million in comparison to the prior period. The increase was partially offset by the purchase price, net of cash acquired, of $13.3 million paid for the Good Karma acquisition, which closed in the second quarter of 2018.
Financing Activities
Cash provided by financing activities was $66.3 million in the six months ended June 30, 2019 compared to cash used in financing activities of $73.6 million in the six months ended June 30, 2018. This change was primarily attributable to net debt proceeds of $76.3 million in the first six months of 2019 as compared to net debt repayments of $56.8 million in the first six months of 2018. Net debt proceeds were partially offset by payments of financing costs related to the amendments to our Credit Agreement and receivables purchase agreement of $9.6 million in the first six months of 2019.
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
We did not make a discretionary contribution to our company-sponsored pension plans during the three months ended June 30, 2019 and do not expect to make any contributions to our company-sponsored pension plans for the remainder of 2019.
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
See Note 14 to our unaudited Condensed Consolidated Financial Statements.
Future Capital Requirements
During 2019, we intend to invest a total of approximately $95 million to $115 million in capital expenditures, primarily in support of our enterprise-wide cost productivity plan, other strategic initiatives and for our existing manufacturing facilities. For 2019, we expect cash interest to be approximately $64 million based upon current debt levels and projected forward interest rates under our Credit Facility and receivables securitization facility. Cash interest excludes amortization of deferred financing fees of approximately $3 million.
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
During the six months ended June 30, 2019, we experienced fluid milk volume declines from year-ago levels, driven predominantly by the loss of volume from two large retailers, overall category declines and other volume pressures and lower branded fluid milk volumes due to continued retailer investment in private label products. We expect volume and mix challenges to continue for the remainder of 2019. The effects of the volume declines on our operating results are being compounded by our accelerated facility closure activity. With the impact of the lost volumes, production cost declines lagged the decline in volumes, resulting in lower overall operating results. While we continue to be impacted by these increased costs related to our accelerated facility closure activity, we are experiencing improvement and we expect these costs to continue to stabilize as we move forward in 2019.
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
Due to the phased implementation and timing of our initiatives and investments, we do not expect to generate enough cost savings in 2019 to offset the planned investments, cost inflation and overall volume pressures. In addition, inflation, declining volumes and competitive pricing pressures have negated, and may continue to negate, some of the impact of our cost saving efforts. Furthermore, some of our counterparties could attempt to modify their terms with us due to our financial performance.We also must execute our plans within our projected time frames in order to meet our financial projections and to remain competitive in the marketplace. In addition, if we continue to experience deteriorations in our profitability and cash flows, we may incur material asset impairments in the future. For further discussion of the risks relating to our cost productivity plan, see “Part I - Item 1A. Risk Factors - Business, Competitive and Strategic Risks - We may not realize anticipated benefits from our enterprise-wide cost productivity plan, and we may not complete this plan within our projected time frames, either of which could materially adversely impact our business, financial condition, results of operations and cash flows" in our 2018 Annual Report on Form 10-K.
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
Prices for conventional raw milk during the second quarter of 2019 were approximately 12% higher than year-ago levels and increased approximately 6% sequentially from the first quarter of 2019. We expect raw milk inflation in the third quarter of 2019 and are currently projecting full-year dairy commodity inflation. Commodity price changes primarily impact our branded business as the changes in raw milk costs are essentially a pass-through cost on our private label products. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
Fuel, Resin and External Freight Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Additionally, in some cases we incur expenses associated with utilizing third-party carriers to deliver our products. The expenses we incur for external freight may vary based on capacity, carrier acceptance rates and other factors. In the first six months of 2019, our fuel, freight and resin costs moderated compared to the prior period. While our freight and fuel usage has increased due to recent facility closure activity, we have worked to mitigate these headwinds through usage reductions and other route optimization activities. We expect these trends to continue during 2019.
Tax Rate
Income tax benefit was recorded at an effective rate of 4.8% in the first six months of 2019 compared to income tax expense at a 23.0% effective tax rate in the first six months of 2018. Our effective tax rate decreased in the first six months of 2019, primarily due to an increase in the federal and state valuation allowances. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause our tax rate to change from historical rates. Our assessment of the realizability of deferred tax assets and the potential for an additional valuation allowance could also impact our future effective rate.
We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including net operating loss carryforwards. A valuation allowance is recorded against deferred tax assets, to reduce the net carrying value, when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our assessment is made on a jurisdiction by jurisdiction basis.  In making such a determination, we consider the future reversals of taxable temporary differences, projected future taxable income, and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.
A valuation allowance has been recorded against the deferred tax assets, as a portion of these deferred tax assets are not more likely than not to be realized. As a result of the valuation allowance, a deferred tax liability related to our trademark remains on our consolidated balance sheet as of June 30, 2019.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projected future taxable income.
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
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated the changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2019.  During this period, we implemented a software solution to process our trade promotion spending as part of our ongoing enterprise-wide cost productivity plan to enhance our internal controls and the overall effectiveness of our trade promotion programs.   Additionally, we updated our accounting policies affected by the adoption of ASU No. 2016-02, “Leases (Topic 842)” and implemented a software solution to calculate our right-of-use assets and lease liabilities and to provide related disclosures.

The Company has appropriately considered and integrated these software solutions into our control design and related tests of the operating effectiveness of our internal controls over financial reporting as of June 30, 2019.

Other than as described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In December 2018, the Massachusetts Department of Environmental Protection issued a Unilateral Administrative Order and the Charles River Pollution Control District (“CRPCD”) issued a Notice of Violation alleging violations of state environmental regulations and the terms of the wastewater discharge permit (the “Permit”) for the Company’s subsidiary, Garelick Farms, LLC (“Garelick Farms”).  The alleged violations relate to the release of wastewater from Garelick Farm’s wastewater tank in excess of limits established in the Permit.  The Company took measures to stop the discharge, recover the wastewater, and clean the affected area.  On July 8, 2019, the Company agreed to settle with the CRPCD for a total penalty of $215 thousand. An agreement regarding the terms of the settlement is currently being negotiated by the parties.
From time to time we receive notices of potential violations from the Environmental Protection Agency (“EPA”) resulting from inspections of our facilities.   We have cooperated with the EPA with respect to these inspections and in addressing any potential violations, many of which relate to compliance documentation and training.  As of August 5, 2019, no fines have been assessed as a result of any of these inspections.  We are discussing possible monetary sanctions with the EPA.  Monetary sanctions, if imposed as a result of these inspections, may exceed $100 thousand individually or in the aggregate.  If we are assessed monetary sanctions in excess of $100 thousand we will disclose such fact in subsequent filings.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in our 2018 Annual Report on Form 10-K.
Item 6. Exhibits

10.1	Termination and Liquidation of Executive Deferred Compensation Plan and Post-2004 Executive Deferred Compensation Plan dated May 9, 2019
10.2	Post-2004 Executive Deferred Compensation Plan Termination and Liquidation Amendment dated May 9, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
August 7, 2019