Form 10-Q
period 2019-09-30
DEAN FOODS CO
filed 2019-11-12
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 8, 2019, the number of shares of the registrant's common stock outstanding was: 91,940,015.

Part I — Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$36,756	$24,176
Receivables, net of allowances of $5,278 and $5,994	508,586	589,263
Inventories	269,036	255,484
Other current assets	43,089	43,357
Total current assets	857,467	912,280
Property, plant and equipment, net	960,599	1,006,182
Operating lease right of use assets	287,084	—
Identifiable intangible and other assets, net	189,682	197,512
Deferred income taxes	—	2,518
Total	$2,294,832	$2,118,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$595,590	$699,661
Current maturities of long-term debt and finance leases	1,888	1,174
Operating lease liabilities	88,871	—
Total current liabilities	686,349	700,835
Long-term debt, net	1,117,854	905,170
Deferred income taxes	5,927	13,707
Long-term operating lease liabilities	213,157	—
Other long-term liabilities	153,720	184,048
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,908,735 and 91,438,768 shares issued and outstanding, with a par value of $0.01 per share	919	914
Additional paid-in capital	663,684	661,630
Accumulated deficit	(466,099)	(260,977)
Accumulated other comprehensive loss	(91,639)	(98,607)
Total Dean Foods Company stockholders’ equity	106,865	302,960
Non-controlling interest	10,960	11,772
Total stockholders’ equity	117,825	314,732
Total	$2,294,832	$2,118,492
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net sales	$1,849,710	$1,894,066	$5,488,642	$5,825,803
Cost of sales	1,499,369	1,503,469	4,385,068	4,553,919
Gross profit	350,341	390,597	1,103,574	1,271,884
Operating costs and expenses:
Selling and distribution	335,693	349,244	1,009,257	1,031,961
General and administrative	76,086	66,582	220,717	208,076
Amortization of intangibles	5,150	5,150	15,450	15,306
Facility closing and reorganization costs, net	3,806	(2,679)	15,538	73,444
Impairment of long-lived assets	—	—	11,860	2,232
Other operating income	—	—	—	(2,289)
Equity in (earnings) loss of unconsolidated affiliate	(694)	(1,917)	(3,337)	(5,516)
Total operating costs and expenses	420,041	416,380	1,269,485	1,323,214
Operating loss	(69,700)	(25,783)	(165,911)	(51,330)
Other expense:
Interest expense	17,330	13,810	52,530	41,912
Other (income) expense, net	(6,189)	432	(4,477)	1,684
Total other expense	11,141	14,242	48,053	43,596
Loss before income taxes	(80,841)	(40,025)	(213,964)	(94,926)
Income tax benefit	(1,448)	(13,377)	(7,881)	(25,997)
Loss from continuing operations	(79,393)	(26,648)	(206,083)	(68,929)
Gain on sale of discontinued operations, net of tax	—	—	—	1,922
Net loss	(79,393)	(26,648)	(206,083)	(67,007)
Net loss attributable to non-controlling interest	139	224	784	224
Net loss attributable to Dean Foods Company	$(79,254)	$(26,424)	$(205,299)	$(66,783)
Average common shares:
Basic	91,889,977	91,372,325	91,726,349	91,302,990
Diluted	91,889,977	91,372,325	91,726,349	91,302,990
Basic loss per common share:
Loss from continuing operations attributable to Dean Foods Company	$(0.86)	$(0.29)	$(2.24)	$(0.75)
Income from discontinued operations attributable to Dean Foods Company	—	—	—	0.02
Net loss attributable to Dean Foods Company	$(0.86)	$(0.29)	$(2.24)	$(0.73)
Diluted loss per common share:
Loss from continuing operations attributable to Dean Foods Company	$(0.86)	$(0.29)	$(2.24)	$(0.75)
Income from discontinued operations attributable to Dean Foods Company	—	—	—	0.02
Net loss attributable to Dean Foods Company	$(0.86)	$(0.29)	$(2.24)	$(0.73)
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net loss	$(79,393)	$(26,648)	$(206,083)	$(67,007)
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	2,420	1,363	6,968	4,589
Other comprehensive income	2,420	1,363	6,968	4,589
Reclassification of stranded tax effects related to the Tax Act	—	—	—	(16,847)
Comprehensive loss	(76,973)	(25,285)	(199,115)	(79,265)
Comprehensive loss attributable to non-controlling interest	139	224	784	224
Comprehensive loss attributable to Dean Foods Company	$(76,834)	$(25,061)	$(198,331)	$(79,041)

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	91,123,759	$911	$659,227	$74,219	$(78,410)	$—	$655,947
Issuance of common stock	246,180	2	40	—	—	—	42
Repurchase of shares for withholding taxes	(37,612)	—	(365)	—	—	—	(365)
Share-based compensation expense	—	—	1,742	—	—	—	1,742
Net loss	—	—	—	(265)	—	—	(265)
Dividends	—	—	—	(8,365)	—	—	(8,365)
Reclassification of stranded tax effects related to the Tax Act(1)	—	—	—	16,847	(16,847)	—	—
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $521	—	—	—	—	1,624	—	1,624
Balance, March 31, 2018	91,332,327	913	660,644	82,436	(93,633)	—	650,360
Issuance of common stock	41,628	1	337	—	—	—	338
Repurchase of shares for withholding taxes	(5,426)	—	(48)	—	—	—	(48)
Share-based compensation expense	—	—	1,950	—	—	—	1,950
Net loss attributable to Dean Foods Company	—	—	—	(40,094)	—	—	(40,094)
Dividends	—	—	—	(8,399)	—	—	(8,399)
Fair value of non-controlling interest acquired	—	—	—	—	—	11,752	11,752
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $539	—	—	—	—	1,602	—	1,602
Balance, June 30, 2018	91,368,529	914	662,883	33,943	(92,031)	11,752	617,461
Issuance of common stock	35,414	—	195	—	—	—	195
Share-based compensation expense	—	—	(25)	—	—	—	(25)
Repurchase of shares for withholding taxes	(2,354)	—	(22)	—	—	—	(22)
Net loss attributable to Dean Foods Company	—	—	—	(26,424)	—	—	(26,424)
Net loss attributable to non-controlling interest	—	—	—	—	—	(224)	(224)
Issuance of subsidiary's common stock	—	—	—	—	—	354	354
Dividends	—	—	—	(8,344)	—	—	(8,344)
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $780	—	—	—	—	1,363	—	1,363
Balance, September 30, 2018	91,401,589	$914	$663,031	$(825)	$(90,668)	$11,882	$584,334
(1)    Refer to Note 1 - Recently Adopted Accounting Pronouncements within our Notes to unaudited Condensed Consolidated Financial Statements for additional details on the adoption of ASU No. 2018-02 during the first quarter of 2018.

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	91,438,768	$914	$661,630	$(260,977)	$(98,607)	$11,772	$314,732
Issuance of common stock	390,640	4	159	—	—	—	163
Repurchase of shares for withholding taxes	(90,937)	(1)	(375)	—	—	—	(376)
Share-based compensation expense	—	—	1,293	—	—	—	1,293
Net loss attributable to Dean Foods Company	—	—	—	(61,574)	—	—	(61,574)
Net loss attributable to non-controlling interest	—	—	—	—	—	(253)	(253)
Repurchase of subsidiary's common stock						(28)	(28)
Dividends forfeited(1)	—	—	—	61	—	—	61
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $291	—	—	—	—	2,128	—	2,128
Balance, March 31, 2019	91,738,471	917	662,707	(322,490)	(96,479)	11,491	256,146
Issuance of common stock	163,826	2	209	—	—	—	211
Repurchase of shares for withholding taxes	(17,977)	—	(31)	—	—	—	(31)
Share-based compensation expense	—	—	1,847	—	—	—	1,847
Net loss attributable to Dean Foods Company	—	—	—	(64,471)	—	—	(64,471)
Net loss attributable to non-controlling interest	—	—	—	—	—	(392)	(392)
Dividends forfeited(1)	—	—	—	29	—	—	29
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $291	—	—	—	—	2,420	—	2,420
Balance, June 30, 2019	91,884,320	919	664,732	(386,932)	(94,059)	11,099	195,759
Issuance of common stock	27,391	—	127	—	—	—	127
Repurchase of shares for withholding taxes	(2,976)	—	(5)	—	—	—	(5)
Share-based compensation expense	—	—	(1,170)	—	—	—	(1,170)
Net loss attributable to Dean Foods Company	—	—	—	(79,254)	—	—	(79,254)
Net loss attributable to non-controlling interest	—	—	—	—	—	(139)	(139)
Dividends forfeited(1)	—	—	—	87	—	—	87
Other comprehensive income:
Pension and other postretirement benefit liability adjustment, net of tax of $291	—	—	—	—	2,420	—	2,420
Balance, September 30, 2019	91,908,735	$919	$663,684	$(466,099)	$(91,639)	$10,960	$117,825

(1)    During the three months ended March 31, 2019, three months ended June 30, 2019, and three months ended September 30,
2019, participants forfeited accrued dividends related to previously-granted restricted share units ("RSUs") and performance share units ("PSUs"), causing a reduction to our accumulated deficit position. Under our long-term incentive compensation program, cash dividend equivalent units for RSUs and PSUs are accrued over time as our Board of Directors declares cash dividends and vest in cash at the same time as the underlying award. No dividends were declared or paid during the three months ended March 31, 2019, three months ended June 30, 2019, or three months ended September 30, 2019.

See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30
	2019	2018
Operating activities:
Net loss	$(206,083)	$(67,007)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	113,880	118,210
Non-cash lease expense	93,958	—
Share-based compensation expense	3,230	7,245
Non-cash facility closing and reorganization costs, net	1,622	38,862
Impairment of long-lived assets	11,860	2,232
Write-off of financing costs	3,755	—
Other operating income	—	(2,289)
Equity in (earnings) loss of unconsolidated affiliate	(3,337)	(5,516)
Deferred income taxes	(5,553)	(26,727)
Other, net	(3,955)	(4,138)
Changes in operating assets and liabilities:
Receivables, net	80,677	65,058
Inventories	(13,668)	16,565
Prepaid expenses and other assets	5,576	9,231
Accounts payable and accrued expenses	(104,474)	(31,928)
Operating lease liabilities	(92,744)	—
Cash provided by (used in) operating activities	(115,256)	119,798
Investing activities:
Capital spending	(65,585)	(68,680)
Payments for acquisitions, net of cash acquired	—	(13,324)
Proceeds from sale of fixed assets	5,300	19,083
Cash used in investing activities	(60,285)	(62,921)
Financing activities:
Debt repayments	(1,296)	(759)
Payments of financing costs	(17,543)	—
Proceeds from senior secured revolver	1,143,701	236,200
Payments for senior secured revolver	(1,001,301)	(247,300)
Proceeds from receivables securitization facility	660,000	1,810,000
Payments for receivables securitization facility	(595,000)	(1,825,000)
Proceeds from issuance of subsidiary's common stock	—	354
Repurchase of subsidiary's common stock	(28)	—
Cash dividends paid	—	(24,663)
Issuance of common stock, net of share repurchases for withholding taxes	(412)	(436)
Cash provided by (used in) financing activities	188,121	(51,604)
Increase in cash and cash equivalents	12,580	5,273
Cash and cash equivalents, beginning of period	24,176	16,512
Cash and cash equivalents, end of period	$36,756	$21,785
See Notes to unaudited Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018
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
Recently Adopted Accounting Standards
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

The adoption of this standard had a significant impact to our condensed consolidated balance sheet due to the recognition of approximately $358 million of operating lease liabilities with corresponding operating lease ROU assets as of January 1, 2019. We do not expect it to have a significant impact to our condensed consolidated statement of operations or condensed consolidated statement of cash flows in the periods after adoption. See Note 6 for further discussion.

Accounting Standards Issued - Not Yet Adopted
Effective in 2020
ASU No. 2018-13 — The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) in August 2018 to modify disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.
ASU No. 2018-15 —The FASB also issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) in August 2018. The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.

Effective in 2021
ASU No. 2018-14 — The FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) in August 2018. The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and is to be applied on a retrospective basis to all periods presented. The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.
2. Revenue Recognition
Disaggregation of Net Sales
The following table presents a disaggregation of our net sales by product type and revenue source. We believe these categories most appropriately depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Fluid milk	$1,134,055	$1,118,474	$3,361,807	$3,535,696
Ice cream(1)	289,601	303,740	831,200	864,343
Fresh cream(2)	112,396	99,771	312,914	291,537
Extended shelf life and other dairy products(3)	39,460	44,379	127,615	135,804
Cultured	66,818	65,343	193,564	195,013
Other beverages(4)	62,757	71,506	196,746	208,550
Other(5)	24,205	32,577	70,857	95,675
Subtotal	1,729,292	1,735,790	5,094,703	5,326,618
Sales of excess raw materials	81,085	112,446	289,600	387,128
Sales of other bulk commodities	39,333	45,830	104,339	112,057
Total net sales	$1,849,710	$1,894,066	$5,488,642	$5,825,803

(1)	Includes ice cream, ice cream mix and ice cream novelties.

(2)	Includes half-and-half and whipping creams.

(3)	Includes creamers and other extended shelf life fluids.

(4)	Includes fruit juice, fruit flavored drinks, iced tea, water and flax-based milk.

(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.

The following table presents a disaggregation of our net product sales between sales of Company-branded products versus sales of private label products:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Branded products	$840,445	$844,356	$2,548,924	$2,607,751
Private label products	888,847	891,434	2,545,779	2,718,867
Subtotal	1,729,292	1,735,790	5,094,703	5,326,618
Sales of excess raw materials	81,085	112,446	289,600	387,128
Sales of other bulk commodities	39,333	45,830	104,339	112,057
Total net sales	$1,849,710	$1,894,066	$5,488,642	$5,825,803

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
We have concluded that Organic Valley Fresh is a variable interest entity, but we have determined that we are not the primary beneficiary of the Organic Valley Fresh joint venture because we do not have the power to direct the activities that most significantly affect the economic performance of the joint venture; therefore, the financial results of the joint venture have not been consolidated in our unaudited Condensed Consolidated Financial Statements. We are accounting for this investment under the equity method of accounting. Our equity in the earnings of the joint venture is included as a component of operating income as we have determined that the joint venture's operations are integral to, and an extension of, our business operations. Our equity in the earnings of the joint venture was $0.7 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, and $3.3 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Prior to the June 29, 2018 step-acquisition, we accounted for our investment in Good Karma under the equity method of accounting based upon our ability to exercise significant influence over the investee through our ownership interest and representation on Good Karma's board of directors. Our equity in the earnings of this investment was not material to our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018.
On October 12, 2018, we made a capital contribution to Good Karma of $3 million. Our current ownership interest in Good Karma is 69%.
Discontinued Operations
During the second quarter of 2018, we recognized a net gain from discontinued operations of $1.9 million resulting from a tax refund received from the settlement of a state tax refund claim related to our 2013 sale of Morningstar Foods, LLC.
4. Inventories
Inventories at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Raw materials and supplies	$108,322	$101,620
Finished goods	160,714	153,864
Total	$269,036	$255,484

5. Goodwill and Intangible Assets
As of September 30, 2019 and December 31, 2018, the net carrying value of goodwill was zero. We recorded a total goodwill impairment charge of $190.7 million in December 2018 in connection with our quantitative impairment analysis. We have not acquired additional goodwill during the nine months ended September 30, 2019.
The net carrying amounts of our intangible assets other than goodwill as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019				December 31, 2018
	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$69,315	$—	$—	$69,315	$69,315	$—	$—	$69,315
Intangible assets with finite lives:
Customer-related and other	83,545	—	(48,549)	34,996	83,545	—	(45,423)	38,122
Trademarks	230,709	(109,910)	(86,945)	33,854	230,709	(109,910)	(74,621)	46,178
Total	$383,569	$(109,910)	$(135,494)	$138,165	$383,569	$(109,910)	$(120,044)	$153,615

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
We lease certain property, vehicles used in the distribution of our product, and equipment. As of September 30, 2019, we had approximately 1,600 leases with remaining terms ranging from less than one year to 20 years. Our leases primarily consist of:
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
Our lease terms may include options to extend or terminate the lease. We include options to extend the lease when it is reasonably certain that we will exercise that option based on the individual lease and our business objectives at lease inception. We have elected to not record leases with a term of 12 months or less on the balance sheet. Certain vehicle leases contain residual value guarantees (“RVG”). We continue to monitor whether amounts related to RVGs are probable of being owed. As of September 30, 2019 and December 31, 2018, we do not expect to make any payments related to RVGs, and our maximum exposure under those guarantees is not a material amount; therefore, we have excluded from the determination of lease payments.
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
The components of lease expenses were as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$30,930	$93,958
Finance lease cost	699	1,372
Amortization of ROU assets	604	1,213
Interest on lease liability	95	159
Short term lease cost (1)	$2,642	$11,383
Variable lease cost (2)	3,023	8,817
Sublease income	(1,359)	(4,683)
Total net lease cost	$35,935	$110,847
(1)Related to leases with a term of 12 months or less that are not recorded on the balance sheet.

(2)	Certain operating lease agreements require the payment of additional amounts for maintenance, along with additional rentals based on miles driven or units produced.

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
September 30, 2019
Operating leases:
Operating lease ROU asset	$287,084

Current operating lease liabilities	88,871
Long-term operating lease liabilities	213,157
Total operating lease liabilities	$302,028

The weighted-average remaining lease term of our operating leases as of June 30, 2019 was 4.7 years, and our weighted-average discount rate was 6.4%.
Supplemental cash flow and other information related to leases was as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$30,521	$92,744

Non-cash activity:
Right of use assets obtained in exchange for operating lease obligations	$7,933	$33,016

Maturities of operating lease liabilities were as follows (in thousands):

As of
September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$29,292
2020	97,770
2021	72,463
2022	52,034
2023	38,414
2024	26,341
Thereafter	34,051
Total lease payments	$350,365
Less: imputed interest	(48,337)
Total lease obligations	$302,028
Less: current obligations	88,871
Long-term lease obligations	$213,157

Disclosures related to periods prior to adoption of the New Lease Standard

Prior to the adoption of this standard, our future minimum payments under non-cancelable operating leases with terms in excess of one year were as follows (in thousands):

As of
December 31, 2018
2019	$118,827
2020	90,615
2021	64,501
2022	45,049
2023	32,771
Thereafter	50,998
Total minimum lease payments	$402,761

7. Debt
Our long-term debt as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019			December 31, 2018
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured revolving credit facility	$161,700	6.79	% *	$19,300	4.65	% *
Senior notes due 2023	700,000	6.50		700,000	6.50
	861,700			719,300
Subsidiary debt obligations:
Receivables securitization facility	255,000	3.53	*	190,000	3.54	*
Finance lease and other	6,794	—		1,618	—
	261,794			191,618
Subtotal	1,123,494			910,918
Unamortized debt issuance costs	(3,752)			(4,574)
Total debt	1,119,742			906,344
Less current portion	(1,888)			(1,174)
Total long-term portion	$1,117,854			$905,170
*    Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities were as follows (in thousands):

As of September 30, 2019
2019	$599
2020	1,658
2021	1,341
2022	256,058
2023	700,873
Thereafter(1)	162,965
Subtotal	1,123,494
Less unamortized debt issuance costs	(3,752)
Total debt	$1,119,742

(1) Our senior secured revolving credit facility was extended on February 22, 2019 to a maturity date of February 22, 2024 that springs to September 15, 2022 in the event we don’t repay or refinance $700 million in aggregate principal amount of 6.50% senior notes due 2023 (the “2023 Notes”) on or prior to July 15, 2022.
Senior Secured Revolving Credit Facility — On February 22, 2019, we entered into that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”), pursuant to which the lenders party thereto have provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”). Borrowings under the Credit Facility are limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount is equal to 65% of the appraised value of certain of our real property and equipment. We elected to include real estate and equipment with appraised values sufficient to support a borrowing base of $265 million. Our ability to access the full borrowing base is limited by the requirement under the Credit Agreement to maintain liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) in an amount equal to the lesser of 50% of the borrowing base under the Credit Facility and $175 million at any time when the Company's fixed charge coverage ratio is less than 1.05 to 1.00. The Credit Facility matures on

February 22, 2024, with a September 15, 2022 springing maturity date in the event the 2023 Notes are not refinanced or repaid on or prior to July 15, 2022. A portion of the Credit Facility is available for the issuance of up to $25 million of standby letters of credit and up to $10 million of swing line loans.
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
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of the 2023 Notes, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. The Credit Agreement includes a fixed charge covenant that requires us to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 at any time that our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) at such time is less than the lesser of 50% of the borrowing base under the Credit Facility and $175 million.
On June 28, 2019, we amended the Credit Agreement to, among other things, permit our borrowing base to equal 65% of the appraised value of the real property and equipment included in the appraisal report delivered to the administrative agent (up to maximum facility amount).
On August 27, 2019, we entered into supplements to the Credit Agreement and elected to exercise our right to increase the aggregate principal amount of the commitments under the Credit Agreement by $85 million to an aggregate principal amount of $350 million.
In connection with the execution of the Credit Agreement, including the amendment and supplements thereof, as well as post-closing appraisal work, we paid certain arrangement fees of approximately $11.9 million to lenders and other fees of approximately $2.7 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $3.3 million of unamortized deferred financing costs in connection with the termination of that certain Credit Agreement, originally dated as of March 26, 2015, among the Company, Bank of America, N.A., as Administrative Agent and the lenders party thereto (as amended, the “prior credit agreement”).
As of September 30, 2019, we had $161.7 million outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the nine months ended September 30, 2019 was $38.4 million. There were no letters of credit issued under the Credit Facility as of September 30, 2019.
Dean Foods Receivables Securitization Facility — We have a $450 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote ("Securitization Subsidiaries"), as is customary for receivables securitization facilities. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the Receivables Securitization Facility is treated as a borrowing for accounting purposes.

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

In connection with the execution of this amendment and restatement of the Receivables Purchase Agreement, we paid certain arrangement fees of approximately $2.2 million to lenders and other fees of approximately $0.7 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $0.4 million of unamortized deferred financing costs in connection with prior amendments to the Receivables Purchase Agreement.

Based on the monthly borrowing base formula, we had the ability to borrow up to $415.8 million of the total commitment amount under the Receivables Securitization Facility as of September 30, 2019. The total amount of receivables sold to these entities as of September 30, 2019 was $509.0 million. During the first nine months of 2019, we borrowed $660.0 million and repaid $595.0 million under the facility with a remaining balance of $255.0 million as of September 30, 2019. In addition to letters of credit in the aggregate amount of $154.5 million that were issued but undrawn, the remaining available borrowing capacity was $6.3 million at September 30, 2019. Our average daily balance under this facility during the nine months ended September 30, 2019 was $260.8 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
The carrying value under the 2023 Notes at September 30, 2019 was $696.2 million, net of unamortized debt issuance costs of $3.8 million.
See Note 8 for information regarding the fair value of the 2023 Notes as of September 30, 2019.
Finance Lease Obligations and Other — Finance lease obligations of $6.8 million and $1.6 million as of September 30, 2019 and December 31, 2018, respectively, were primarily comprised of our leases for information technology equipment. See further discussion of our lease obligations in Note 6.

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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. At September 30, 2019 and December 31, 2018, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In thousands)
Commodities contracts — current(1)	$53	$11	$2,111	$4,328
Commodities contracts — non-current(2)	—	—	37	—
Total derivatives	$53	$11	$2,148	$4,328

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 is as follows (in thousands):

	Fair Value as of September 30, 2019	Level 1	Level 2	Level 3
Asset — Commodities contracts	$53	$—	$53	$—
Liability — Commodities contracts	2,148	—	2,148	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 is as follows (in thousands):

	Fair Value as of December 31, 2018	Level 1	Level 2	Level 3
Asset — Commodities contracts	$11	$—	$11	$—
Liability — Commodities contracts	4,328	—	4,328	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Credit Facility, receivables securitization facility, and certain other debt are variable, their fair values approximate their carrying values.
The fair value of the 2023 Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the outstanding principal amount and fair value of the 2023 Notes at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$371,000	$700,000	$560,000

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to the SERP are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for similar instruments in active markets. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$2	$—	$2	$—
Mutual funds	1,871	—	1,871	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$6	$—	$6	$—
Mutual funds	1,693	—	1,693	—

9. Common Stock and Share-Based Compensation
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In February 2019, our Board of Directors reviewed the Company's dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. Consequently, no dividends were paid in the first nine months of 2019. From 2015 through 2018, all awards of restricted stock units, performance stock units and phantom shares provided for cash dividend equivalent units, which vested in cash at the same time as the underlying award. A quarterly dividend of $0.09 per share was paid in March, June, and September 2018, totaling approximately $24.7 million for the first nine months of 2018. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
Stock Repurchase Program — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.38 billion, excluding fees and commissions. We made no share repurchases during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, $197.1 million remained available for repurchases under this program (excluding fees and commissions). Our management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately-negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.
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
The following table summarizes RSU activity during the nine months ended September 30, 2019:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2019	840,431	140,539	980,970
RSUs granted	1,464,256	268,373	1,732,629
Shares issued upon vesting of RSUs	(208,229)	(93,670)	(301,899)
RSUs canceled or forfeited(1)	(1,149,139)	(17,528)	(1,166,667)
RSUs outstanding at September 30, 2019	947,319	297,714	1,245,033
Weighted average grant date fair value	$4.05	$4.84	$4.24

(1)
Pursuant to the terms of our plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. Any RSUs surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

Performance Stock Units — In 2016, we began granting performance stock units ("PSUs") as a part of our long-term incentive compensation program. PSUs cliff vest and settle in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The PSUs are deemed granted in three separate one year tranches on the dates in which our Compensation Committee establishes the applicable annual performance goals. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the awards that are expected to vest. The fair value of the PSUs is remeasured at each reporting period. The following table summarizes PSU activity during the nine months ended September 30, 2019:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	291,773	$9.94
Granted	761,335	3.06
Vested	(26,734)	18.93
Forfeited or canceled	(411,107)	3.42
Performance adjustment(1)	(240,761)	8.92
Outstanding at September 30, 2019	374,506	$3.13

(1)
Represents an adjustment to the 2018 tranche of the 2016, 2017 and 2018 PSU awards based on actual performance during the 2018 annual performance period in relation to the established performance goal for that period. The actual performance for the 2018 annual performance period was certified by the Compensation Committee of our Board of Directors in the first quarter of 2019.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting date. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	2,007,427	$11.35
Granted	5,094,759	2.84
Converted/paid	(821,840)	12.5
Forfeited	(1,032,881)	5.27
Outstanding at September 30, 2019	5,247,465	$4.11

Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2019	385,538	$14.55
Forfeited and canceled	(240,679)	16.39
Options outstanding and exercisable at September 30, 2019	144,859	$11.50	1.07	—

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. We did not grant any stock options during 2018 or 2019, nor do we currently plan to in the future. At September 30, 2019, there was no remaining unrecognized stock option expense related to unvested awards.
Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In thousands)
RSUs(1)	$(100)	$1,190	$1,984	$3,735
PSUs(2)	(1,066)	(1,215)	(287)	(68)
Phantom shares	665	645	1,533	3,578
Total	$(501)	$620	$3,230	$7,245

(1)	The net credit to RSU expense for the three months ended September 30, 2019 is primarily the result of cumulative forfeitures of previously outstanding, but unvested awards.

(2)
The net credit to PSU expense for the three and nine months ended September 30, 2019 and 2018 is primarily the result of lower expected performance (relative to the established performance metric) associated with the 2019 and 2018 tranches of these awards, respectively.

10. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option and stock unit conversions were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2019 and 2018 as we incurred a loss from continuing operations for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In thousands, except share data)
Basic loss per share computation:
Numerator:
Loss from continuing operations	$(79,393)	$(26,648)	$(206,083)	$(68,929)
Net loss attributable to non-controlling interest	139	224	784	224
Loss from continuing operations attributable to Dean Foods Company	$(79,254)	$(26,424)	$(205,299)	$(68,705)
Denominator:
Average common shares	91,889,977	91,372,325	91,726,349	91,302,990
Basic loss per share from continuing operations attributable to Dean Foods Company	$(0.86)	$(0.29)	$(2.24)	$(0.75)
Diluted loss per share computation:
Numerator:
Loss from continuing operations	$(79,393)	$(26,648)	$(206,083)	$(68,929)
Net loss attributable to non-controlling interest	139	224	784	224
Loss from continuing operations attributable to Dean Foods Company	$(79,254)	$(26,424)	$(205,299)	$(68,705)
Denominator:
Average common shares — basic	91,889,977	91,372,325	91,726,349	91,302,990
Stock option conversion(1)	—	—	—	—
RSUs and PSUs(2)	—	—	—	—
Average common shares — diluted	91,889,977	91,372,325	91,726,349	91,302,990
Diluted loss per share from continuing operations attributable to Dean Foods Company	$(0.86)	$(0.29)	$(2.24)	$(0.75)
(1) Anti-dilutive options excluded	150,830	401,269	197,518	448,925
(2) Anti-dilutive stock units excluded	1,691,409	1,142,746	1,709,445	1,085,982

11. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended September 30, 2019 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at June 30, 2019	$(89,278)	$(4,781)	$(94,059)
Amounts reclassified from accumulated other comprehensive loss(1)	2,420	—	2,420
Net current-period other comprehensive income	2,420	—	2,420
Balance at September 30, 2019	$(86,858)	$(4,781)	$(91,639)

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the nine months ended September 30, 2019 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance at December 31, 2018	$(93,826)	$(4,781)	$(98,607)
Amounts reclassified from accumulated other comprehensive loss(1)	6,968	—	6,968
Net current-period other comprehensive income	6,968	—	6,968
Balance at September 30, 2019	$(86,858)	$(4,781)	$(91,639)

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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. The following table sets forth the components of net periodic benefit cost for our defined benefit plans during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In thousands)
Components of net periodic benefit cost:
Service cost	$672	$732	$2,016	$2,196
Interest cost	3,084	2,828	9,252	8,484
Expected return on plan assets	(3,996)	(4,411)	(11,988)	(13,233)
Amortizations:
Prior service cost	108	108	324	324
Unrecognized net loss	2,440	2,130	7,320	6,390
Net periodic benefit cost	$2,308	$1,387	$6,924	$4,161

We do not expect to make any contributions to the company-sponsored pension plans in 2019.
Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. The following table sets forth the components of net periodic benefit cost for our postretirement benefit plans during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In thousands)
Components of net periodic benefit cost:
Service cost	$154	$170	$462	$510
Interest cost	281	235	843	705
Amortizations:
Prior service cost	23	23	69	69
Unrecognized net gain	(151)	(118)	(453)	(354)
Net periodic benefit cost	$307	$310	$921	$930

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

The results of our analysis indicated an impairment to our property, plant and equipment outside of facility closing and reorganization costs at two of our production facilities of $11.9 million during the nine months ended September 30, 2019 and at one production facility of $2.2 million during the nine months ended September 30, 2018, respectively. The impairments were the result of declines in profitability both on a historical and forecasted basis. No impairment was recorded in the three months ended September 30, 2019 and 2018, respectively.
We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.
Facility Closing and Reorganization Costs
Costs associated with approved plans within our ongoing network optimization and reorganization strategies are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In thousands)
Closure of facilities, net(1)	$3,806	$(2,679)	$10,129	$58,912
Organizational effectiveness(2)	—	—	—	(331)
Enterprise-wide cost productivity plan(3)	—	—	5,409	14,863
Facility closing and reorganization costs, net	$3,806	$(2,679)	$15,538	$73,444

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2019 and 2018. These charges are primarily related to facility closures in McKinney, TX; Braselton, GA; Louisville, KY; Erie, PA; Huntley, IL; Thief River Falls, MN; Lynn, MA; Livonia, MI; Richmond, VA; Orem, UT; New Orleans, LA; Rochester, IN; Riverside, CA; Denver, CO; and Buena Park, CA. The net gain during the three months ended September 30, 2018 was primarily due to gains from the sale of properties for which we recognized restructuring charges in previous periods. We have incurred net charges to date of $121.7 million related to these facility closures through September 30, 2019. We expect to incur additional charges related to these facility closures of approximately $4.0 million related to shutdown, contract termination and other costs.

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

Activity with respect to facility closing and reorganization costs during the nine months ended September 30, 2019 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2018	Charges and Adjustments	Payments	Accrued Charges at September 30, 2019
	(In thousands)
Cash charges:
Workforce reduction costs	$13,213	$4,920	$(10,069)	$8,064
Shutdown costs	—	6,285	(6,285)	—
Lease obligations after shutdown	1,368	312	(1,116)	564
Other	—	2,428	(2,428)	—
Subtotal	$14,581	13,945	$(19,898)	$8,628
Non-cash charges:
Write-down of assets (1)		3,225
Gain on sale/disposal of related assets		(1,726)
Other, net		94
Subtotal		1,593
Total		$15,538

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
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during each of the three and nine months ended September 30, 2019 and 2018. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 16.2% and 15.0% of our consolidated net sales in the three months ended September 30, 2019 and 2018, respectively and accounted for 15.0% and 15.8% of our consolidated net sales in the nine months ended September 30, 2019 and 2018, respectively.
16. Subsequent Events
On November 12, 2019 (the “Petition Date”), we and substantially all of our wholly owned subsidiaries (other than our Securitization Subsidiaries) (the “Filing Subsidiaries” and, together with the Company, the “Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Court”). The Debtors’ Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Southern Foods Group, LLC Case No. 19-36313. Each Debtor will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the documents governing the Senior Secured Revolving Credit Facility, the Receivables Securitization Facility and our 2023 Notes (collectively, the “Debt Instruments”) and substantially all of our other indebtedness.
In connection with the Chapter 11 Cases, we are seeking the approval of the Bankruptcy Court to enter into a proposed Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), among us, as borrower, the lenders from time to time party thereto (the “DIP Lenders”) and Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”). The proposed DIP Credit Agreement provides for a senior secured superpriority debtor-in-possession credit facility (the “DIP Facility”) consisting of (i) a new money revolving loan facility in an aggregate principal amount of up to approximately $234.8 million, which will be in the form of revolving loans (the “DIP Revolving Loans”) or, subject to a sub-limit of $25 million, the form of letters of credit (the “DIP Letters of Credit”) and (ii) upon the entry of the final DIP order, term loans (the “DIP Term Loans” and, together with the DIP Revolving Loans, the “DIP Loans”) refinancing the loans outstanding under the Senior Secured Revolving Credit Facility as of the Petition Date plus interest and fees that are accrued and unpaid prior to the date of entry of such order. Our obligations under the proposed DIP Facility will be guaranteed by all of our subsidiaries that are Debtors in the Chapter 11 Cases. In addition, upon entry and subject to the terms of the interim DIP order approving the proposed DIP Facility (or the final DIP order, when entered), the claims of the DIP Lenders will be (i) entitled to superpriority administrative expense claim status and, subject to certain customary exclusions in the credit documentation, (ii) secured by (x) a perfected first priority lien on all property of the Debtors not subject to valid, perfected and non-avoidable liens in existence on the Petition Date, (y) a perfected first priority priming lien on collateral under the Senior Secured Revolving Credit Facility and (z) a perfected junior lien on all property of the Debtors and the proceeds thereof that are subject to valid, perfected and non-avoidable liens in existence on the Petition Date or valid and non-avoidable liens in existence on the Petition Date that are perfected subsequent to the Petition Date to the extent permitted by Section 546(b) of the Bankruptcy Code, in each case subject to a carve-out for the Debtors’ professional fees and certain liens permitted by the terms of the proposed DIP Credit Agreement.
We have reached an agreement with the lenders under our Receivables Securitization Facility and are seeking approval of the Court to amend and restate certain agreements governing our Receivables Securitization Facility to, among other things, (i) modify certain covenants, representations, events of default and cross defaults arising as a result of the commencement of the Chapter 11 Cases, (ii) modify the other rights and obligations of the parties to the facility in order to give effect to, and in certain instances be subject to, orders of the Court from time to time, (iii) reduce the total size of the facility to $425 million, with a corresponding reduction to availability thereunder, (iv) after giving effect to the commencement of the Chapter 11 Cases, ensure that the facility continues in effect (as amended) and liquidity continues to be available during the pendency of the Chapter 11 Cases, subject to the terms and conditions therein and subject to the orders of the Court, (v) modify certain pricing terms and fees payable under the facility and (vi) make certain other amendments, including in order to give effect to future issuances of letters of credit and to issue a letter of credit thereunder to backstop all of our letters of credit issued and outstanding under the facility in order to, among other things, help ensure that such letters of credit remain in effect to secure our obligations owed to the beneficiaries thereunder.
On November 12, 2019, the NYSE suspended trading in our common stock at the market opening and we received written notice from the NYSE that it had determined to commence proceedings to delist our common stock because we are no longer suitable for listing pursuant to Listed Company Manual Section 802.01D following the filing of the Bankruptcy Petitions. In reaching its delisting determination, the NYSE noted the uncertainty as to the timing and outcome of the bankruptcy process, as well as the uncertainty as to the ultimate effect of this process on the value of our common stock.
As a result of extremely challenging current market conditions, continuing losses from operations, our current financial condition and the resulting risks and uncertainties surrounding our Chapter 11 proceedings, there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these financial statements. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable, maintain profitability and successfully implement our Chapter 11 plan of reorganization. As a result of the Bankruptcy Petitions, the realization of the Debtors’ assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business for amounts other than those reflected in the accompanying unaudited Condensed Consolidated Financial Statements. Further, a Chapter 11 plan is likely to materially change the amounts and classifications of assets and liabilities reported in our unaudited Condensed Consolidated Balance Sheet as of September 30, 2019. As the progress of these plans is subject to approval of the Court and therefore not within our control, successful reorganization and emergence from bankruptcy cannot be considered probable and such plans do not alleviate substantial doubt about our ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report on Form 10-K"), as updated herein, as well as the additional factors included below and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.
A wide range of factors relating to the Chapter 11 Cases could materially affect future developments and performance, including but not limited to:

•	our ability to continue as a going concern;

•
our ability to successfully consummate the planned sale of the business pursuant to Section 363 of the Bankruptcy Code to DFA or any other potential acquirer through an auction process in Chapter 11 and if consummated, to obtain an adequate price;

•	our ability to successfully complete a reorganization under Chapter 11 and emerge from bankruptcy;

•	the effects of the Chapter 11 Cases on us and on the interests of various constituents;

•	bankruptcy court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general;

•	the length of time the Company will operate under the Chapter 11 Cases;

•	risks associated with third-party motions in the Chapter 11 Cases;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

•	increased legal and other professional costs necessary to execute our reorganization;

•
the conditions to which our debtor-in-possession financing is subject, including the condition that the amendment and restatement of the Receivables Securitization Facility described herein be completed, and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of our control;

•	the consequences of the acceleration of our debt obligations;

•
employee attrition and our ability to retain senior management and key personnel due to the distractions and uncertainties, including our ability to provide adequate compensation and benefits during the Chapter 11 Cases;

•	our ability to comply with the restrictions imposed by our proposed DIP Credit Agreement, our Receivables Securitization Facility and other financing arrangements;

•	the likely cancellation of our common stock in the Chapter 11 Cases;

•	the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases;

•	the diversion of management’s attention as a result of the Chapter 11 Cases; and

•	volatility of our financial results as a result of the Chapter 11 Cases.

Recent Developments
Filing Under Chapter 11 of the United States Bankruptcy Code
On November 12, 2019 (the “Petition Date”), we and substantially all of our wholly owned subsidiaries (other than our Securitization Subsidiaries) (the “Filing Subsidiaries” and, together with the Company, the “Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Court”). The Debtors’ Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Southern Foods Group, LLC Case No. 19-36313. Each Debtor will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.
The Company is engaged in advanced discussions with Dairy Farmers of America, Inc. (“DFA”) regarding a potential sale of substantially all assets of the Company. If the parties ultimately reach agreement on the terms of a sale, such transaction would be subject to regulatory approval and would be subject to higher or otherwise better offers in the bankruptcy. The Company intends to file bidding procedures with the court to conduct a sale of its business in accordance with Section 363 of the U.S. Bankruptcy Code.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the documents governing the Senior Secured Revolving Credit Facility, the Receivables Securitization Facility and our 2023 Notes (collectively, the “Debt Instruments”) and substantially all of our other indebtedness.
On the Petition Date, the Debtors filed a number of motions with the Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11. Certain of these motions sought authority from the Court for the Debtors to make payments upon, or otherwise honor, certain pre-petition obligations (e.g., obligations related to certain employee wages, salaries and benefits and certain vendors and other providers essential to the Debtors’ businesses).
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
As required by the Bankruptcy Code, the U.S. Trustee for the Southern District of Texas will appoint an official committee of unsecured creditors (the “Creditors’ Committee”) as soon as practicable after the order for relief under Chapter 11 of the Bankruptcy Code is granted. The Creditors’ Committee represents all unsecured creditors of the Debtors and has a right to be heard on all matters that come before the Court.
As a result of extremely challenging current market conditions, continuing losses from operations, our current financial condition and the resulting risks and uncertainties surrounding our Chapter 11 proceedings, there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these financial statements. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable, maintain profitability and successfully implement our Chapter 11 plan of reorganization. As a result of the Bankruptcy Petitions, the realization of the Debtors’ assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business for amounts other than those reflected under “Part I - Item 1 - Unaudited Condensed Consolidated Financial Statements” in this Form 10-Q. Further, a Chapter 11 plan is likely to materially change the amounts and classifications of assets and liabilities reported under “Part I - Item 1 - Unaudited Condensed Consolidated Financial Statements” in this Form 10-Q. As the progress of these plans is subject to approval of the Court and therefore not within our control, successful reorganization and emergence from bankruptcy cannot be considered probable and such plans do not alleviate substantial doubt about our ability to continue as a going concern.

Leadership Changes
On October 25, 2019, we announced that Gary W. Rahlfs will serve as the Company's new Senior Vice President and Chief Financial Officer, effective October 23, 2019. Mr. Rahlfs, 52, had served as the Company's Interim Chief Financial Officer since September 24, 2019, replacing Jody Macedonio. Ms. Macedonio will receive compensation and benefits pursuant to that certain Letter Agreement regarding Severance Benefits, dated January 9, 2018, between the Company and Ms. Macedonio. Mr. Rahlfs previously served as the Company's Senior Vice President, Finance & Strategy since May 2019. From March 2018 to May 2019, Mr. Rahlfs served as the Chief Financial Officer/Vice Chancellor for Finance at the University of North Texas. From 1994 until February 2017, Mr. Rahlfs was employed at PepsiCo, Inc., where he held several positions, including Vice President Finance, Global Groups for PepsiCo, Chief Financial Officer – PepsiCo Foods Canada, and Vice President Sales Finance – Frito-Lay US-South Division.
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

	Three Months Ended September 30				Nine Months Ended September 30
	2019		2018		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,849.7	100.0%	$1,894.1	100.0%	$5,488.6	100.0%	$5,825.8	100.0%
Cost of sales	1,499.4	81.1	1,503.5	79.4	4,385.0	79.9	4,553.9	78.2
Gross profit(1)	350.3	18.9	390.6	20.6	1,103.6	20.1	1,271.9	21.8
Operating costs and expenses:
Selling and distribution	335.7	18.1	349.2	18.4	1,009.3	18.4	1,032.0	17.7
General and administrative	76.0	4.1	66.6	3.5	220.6	4.0	208.1	3.6
Amortization of intangibles	5.2	0.3	5.2	0.3	15.5	0.3	15.3	0.3
Facility closing and reorganization costs, net	3.8	0.2	(2.7)	(0.1)	15.5	0.3	73.4	1.2
Impairment of long-lived assets	—	—	—	—	11.9	0.2	2.2	—
Other operating income	—	—	—	—	—	—	(2.3)	—
Equity in (earnings) loss of unconsolidated affiliate	(0.7)	—	(1.9)	(0.1)	(3.3)	(0.1)	(5.5)	(0.1)
Total operating costs and expenses	420.0	22.7	416.4	22.0	1,269.5	23.1	1,323.2	22.7
Operating loss	$(69.7)	(3.8)%	$(25.8)	(1.4)%	$(165.9)	(3.0)%	$(51.3)	(0.9)%

(1)
As disclosed in Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2019 Compared to Quarter Ended September 30, 2018
Net Sales — The change in net sales was due to the following:

Three Months Ended September 30, 2019 vs. 2018
(In millions)
Volume	$(183.7)
Pricing and product mix changes	139.3
Total decrease	$(44.4)
Net sales decreased $44.4 million, or 2.3%, during the third quarter of 2019 as compared to the third quarter of 2018, primarily due to fluid milk volume declines from year-ago levels, partly offset by increased pricing, as a result of increases in dairy commodity costs from year-ago levels and pricing actions taken during the third quarter of 2019 to offset inflation. On average, during the third quarter of 2019, the Class I price was 19.3% above prior-year levels. Fluid milk volume declines were driven predominantly by the loss of volume from two large retailers, overall category declines and other volume pressure.
We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization, but in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2019 compared to the third quarter of 2018:

	Three Months Ended September 30*
	2019	2018	% Change
Class I mover(1)	$17.64	$14.79	19.3%
Class I raw skim milk mover(1)(2)	8.62	5.88	46.6
Class I butterfat mover(2)(3)	2.66	2.60	2.3
Class II raw skim milk minimum(1)(4)	8.50	6.38	33.2
Class II butterfat minimum(3)(4)	2.62	2.56	2.3

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $4.1 million, or 0.3%, in the third quarter of 2019 as compared to the third quarter of 2018, primarily due to the volume declines discussed above. This overall decrease was partly offset by higher dairy commodity costs. On average, the Class I price was 19.3% above prior-year levels.
Gross Margin — Our gross margin decreased to 18.9% in the third quarter of 2019 as compared to 20.6% in the third quarter of 2018. The decrease was primarily due to the volume deleverage and Class I raw milk inflation discussed above.
Operating Costs and Expenses — Operating costs and expenses increased $3.6 million, or 0.9%, in the third quarter of 2019 as compared to the third quarter of 2018. Significant changes to operating costs and expenses in the third quarter of 2019 as compared to the third quarter of 2018 include the following:

•
Selling and distribution costs decreased by $13.5 million during the third quarter of 2019 primarily due to decreases in advertising and marketing costs of approximately $5.4 million, and employee-related costs of approximately $5.4 million.

•
General and administrative costs increased by $9.4 million during the third quarter of 2019 primarily due to increases in professional fees and separation charges related to the previously disclosed departures of certain executive officers.

•	Facility closing and reorganization costs, net increased by $6.5 million during the third quarter of 2019. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•	We recorded $0.7 million of equity in the earnings of our Organic Valley Fresh joint venture during the third quarter of 2019. See Note 3 to our unaudited Condensed Consolidated Financial Statements.

Other Expense — Other expense decreased $3.1 million during the third quarter of 2019 as compared to the third quarter of 2018. This decrease was primarily due to the gain on the sale of an immaterial investment, partially offset by higher interest expense related to increased borrowings under our credit facilities.
Income Taxes — Income tax benefit of $1.4 million was recorded at an effective rate of 1.8% for the third quarter of 2019 compared to $13.4 million at a 33.4% effective tax rate for the third quarter of 2018. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the third quarter of 2019, the Company recorded a discrete tax benefit of $2.6 million, primarily related to a reduction of uncertain tax reserves for statute expiration. Excluding the impact of these discrete items, our effective tax rate for the third quarter of 2019 was (1.4%). Additional federal and state valuation allowances of $38.3 million were recorded as part of the annual effective tax rate.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net Sales — The change in net sales was due to the following:

Nine Months Ended September 30, 2019 vs. 2018
(In millions)
Volume	$(708.9)
Pricing and product mix changes	361.5
Acquisitions	10.2
Total decrease	$(337.2)
Net sales decreased $337.2 million, or 5.8%, during the first nine months of 2019 as compared to the first nine months of 2018, primarily due to fluid milk volume declines from year-ago levels, partly offset by increased pricing, as a result of increases in dairy commodity costs from year-ago levels and pricing actions taken during the first nine months of 2019 to offset inflation. On average, during the first nine months of 2019, the Class I price was 13.2% above prior-year levels. Fluid milk volume declines were driven predominantly by the loss of volume from two large retailers, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products. Net sales declines were further offset by volumes associated with the acquisition and consolidation of Good Karma into our unaudited Condensed Consolidated Financial Statements on June 29, 2018, which contributed $14.7 million to net sales during the first nine months of 2019 as compared to $4.6 million during the first nine months of 2018. Net sales during the first nine months of 2018 reflect 94 days of Good Karma operations.
The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2019 compared to the first nine months of 2018:

	Nine Months Ended September 30*
	2019	2018	% Change
Class I mover(1)	$16.51	$14.58	13.2%
Class I raw skim milk mover(1)(2)	7.74	5.98	29.4
Class I butterfat mover(2)(3)	2.58	2.52	2.4
Class II raw skim milk minimum(1)(4)	7.99	5.88	35.9
Class II butterfat minimum(3)(4)	2.58	2.53	2.0

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $168.9 million, or 3.7%, in the first nine months of 2019 as compared to the first nine months of 2018, primarily due to the volume declines discussed above. This overall decrease was partly offset by higher dairy commodity costs. On average, the Class I price was 13.2% above prior-year levels.
Gross Margin — Our gross margin decreased to 20.1% in the first nine months of 2019 as compared to 21.8% in the first nine months of 2018. The decrease was primarily due to the volume deleverage and Class I raw milk inflation discussed above.
Operating Costs and Expenses — Operating costs and expenses decreased $53.8 million, or 4.1%, in the first nine months of 2019 as compared to the first nine months of 2018. Significant changes to operating costs and expenses in the first nine months of 2019 as compared to the first nine months of 2018 include the following:

•
Selling and distribution costs decreased by $22.8 million during the first nine months of 2019 primarily due to decreases in advertising and marketing costs of approximately $17.8 million and employee-related costs of approximately $2.9 million.

•
General and administrative costs increased by $12.5 million during the first nine months of 2019 primarily due to increases in professional fees and separation charges related to the previously disclosed departures of certain executive officers.

•	Facility closing and reorganization costs, net decreased by $57.9 million during the first nine months of 2019. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded impairment charges to our long-lived assets of $11.9 million during the first nine months of 2019 compared to $2.2 million during the first nine months of 2018. See Note 13 to our unaudited Condensed Consolidated Financial Statements.

•
We recorded $3.3 million of equity in the earnings of our Organic Valley Fresh joint venture during the first nine months of 2019. See Note 3 to our unaudited Condensed Consolidated Financial Statements.

Other Expense — Other expense increased $4.5 million during the first nine months of 2019 as compared to the first nine months of 2018. This increase was primarily due to higher interest expense related to the write off of deferred financing costs for $3.8 million and increased borrowings under our credit facilities, partially offset by the gain on the sale of an immaterial investment.
Income Taxes — Income tax benefit of $7.9 million was recorded at an effective rate of 3.7% for the first nine months of 2019 compared to $26.0 million at a 27.4% effective tax rate for the first nine months of 2018. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first nine months of 2019, the Company recorded a discrete tax benefit of $0.1 million. Excluding the impact of these discrete items, our effective tax rate for the first nine months of 2019 was 3.7%. Additional federal and state valuation allowances of $51.9 million were recorded as part of the annual effective tax rate.
Liquidity and Capital Resources
The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under our Debt Instruments, all as further described under “- Recent Developments - Filing Under Chapter 11 of the United States Bankruptcy Code” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result thereof, we are no longer able to borrow under our Senior Secured Revolving Credit Facility. In addition, pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under the Debt Instruments, creditors are stayed from taking action as a result of these defaults, other than with respect to our Securitization Subsidiaries. Additionally, under Section 502(b)(2) of the Bankruptcy Code, and subject to the terms of the DIP orders providing for adequate protection payments to certain of our prepetition lenders, we are no longer required to pay interest on the Debt Instruments accruing on or after the Petition Date.
As of September 30, 2019, we had total cash and cash equivalents on hand of $36.8 million. Based on our current internal financial forecasts, we believe that our cash on hand, cash generated from the results of our operations and funds available under our proposed DIP Credit Agreement and proposed amended and restated Receivables Securitization Facility will be sufficient to fund anticipated cash requirements until a plan of reorganization is confirmed for minimum operating and capital expenditures and for working capital purposes. However, given the current level of volatility in the market, uncertainty regarding our ability to complete a sale of the Company, the operation of our business and the commercial decisions of counter parties in the context of bankruptcy, as well as the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate.
At September 30, 2019, we had $1,123.5 million of long-term debt obligations, excluding unamortized debt issuance costs of $3.8 million, and $47.4 million of combined available future borrowing capacity under our senior secured revolving credit facility and receivables securitization facility, subject to compliance with the covenants in our credit agreements.
Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In February 2019, our Board of Directors reviewed the Company's dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. Consequently, no dividends were paid in the first nine months of 2019. From 2015 to 2018, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. A quarterly dividend of $0.09 per share was paid in March, June, and September 2018, totaling approximately $24.7 million for the first nine months of 2018. Dividends are presented as a reduction to retained earnings in our unaudited Condensed Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 9 to our unaudited Condensed Consolidated Financial Statements.
Debtor-In-Possession Financing - As previously disclosed, in connection with the Chapter 11 Cases, pursuant to that certain commitment letter, dated as of November 11, 2019, between the Company and Coöperatieve Rabobank U.A., New York Branch (“Rabo”), Rabo has committed to provide approximately $425 million in debtor-in-possession financing, approximately $189 million of which will refinance our existing term loans, on terms and conditions set forth in a proposed proposed Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), among us, as borrower, the lenders from time to time party thereto (the “DIP Lenders”) and Rabo, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”). We are currently seeking the approval of the Bankruptcy Court to enter into the proposed DIP Credit Agreement. The proposed DIP Credit Agreement provides for a senior secured superpriority debtor-in-possession credit facility (the “DIP Facility”) consisting of (i) a new money revolving loan facility in an aggregate principal amount of approximately $234.8 million, which will be in the form of revolving loans (the “DIP Revolving Loans”) or, subject to a sub-limit of $25 million, the form of letters of credit (the “DIP Letter of Credit”) and (ii) upon the entry of the final DIP order, term loans (the “DIP Term Loans” and, together with the DIP Revolving Loans, the “DIP Loans”) refinancing the loans under the Senior Secured Revolving Credit Facility as of the Petition Date plus interest and fees that are accrued and unpaid prior to the date of entry of such order.
Our obligations under the proposed DIP Facility will be guaranteed by all of our subsidiaries that are Debtors in the Chapter 11 Cases. In addition, upon entry and subject to the terms of the interim DIP order approving the proposed DIP Facility (or the final DIP order, when entered), the claims of the DIP Lenders will be (i) entitled superpriority administrative expense claim status and, subject to certain customary exclusions in the credit documentation, (ii) secured by (x) a perfected first priority lien on all property of the Loan Parties not subject to valid, perfected and non-avoidable liens in existence on the Petition Date, (y) a perfected first priority priming lien on collateral under the Senior Secured Revolving Credit Facility and (z) a perfected junior lien on all property of the Loan Parties and the proceeds thereof that are subject to valid, perfected and non-avoidable liens in existence on the Petition Date or valid and non-avoidable liens in existence on the Petition Date that are perfected subsequent to the Petition Date to the extent permitted by Section 546(b) of the Bankruptcy Code, in each case subject to a carve-out for the Debtors’ professional fees and certain liens permitted by the terms of the proposed DIP Credit Agreement.
The scheduled maturity date of the proposed DIP Facility will be the nine-month anniversary following the Petition Date. However, the Borrower may elect to extend the scheduled maturity date by an additional three months subject to the satisfaction of certain conditions, including the payment of an extension fee of 0.50% of the aggregate principal amount of the DIP Loans then outstanding. The DIP Loans will bear interest at an interest rate per annum equal to, at the Company’s option (i)

LIBOR plus 7.0% or (ii) the base rate plus 6.0%. In addition, borrowings under the proposed DIP Revolving Facility will be limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount will be equal to 65% of the appraised value of certain of our real property and equipment. Our ability to borrow will also be limited by the condition that our unrestricted cash (less budgeted disbursements for the immediately succeeding week and the carve-out) does not exceed $30 million after giving effect to such borrowing. Furthermore, upon entry of the interim DIP order and prior to the entry of the final DIP order, availability under the proposed DIP Revolving Facility will not exceed $25 million.
Under the proposed DIP Credit Agreement, we will be able to make optional prepayments of the DIP Loans, in whole or in part, without penalty (other than applicable breakage and redeployment costs and the payment of certain other fees as more fully set forth in the proposed DIP Credit Agreement). In addition, subject to certain exceptions and conditions described in the proposed DIP Credit Agreement, we will be obligated to prepay the obligations thereunder with the net cash proceeds of certain asset sales and with casualty insurance proceeds. Furthermore, we will be required to prepay obligations to the extent (i) revolving exposure under the DIP Revolving Facility exceeds the greater of the revolving commitments and the borrowing base and (ii) our unrestricted cash (less budgeted disbursements for the immediately succeeding week and the carve-out) exceeds $30 million for a period of 5 consecutive business days.
The proposed DIP Credit Agreement will contain customary representations, warranties and covenants that are typical and customary for debtor-in-possession facilities of this type, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The proposed DIP Credit Agreement also contains customary events of default, including as a result of certain events occurring in the Chapter 11 Cases. The proposed DIP Credit Agreement will also require compliance with a variance covenant that compares actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the DIP budgets delivered to the DIP Agent and DIP Lenders on or prior to the closing date and updated periodically thereafter pursuant to the terms of the proposed DIP Credit Agreement. The proposed DIP Credit Agreement is subject to approval by the Bankruptcy Court and will be subject to customary conditions precedent, as well as the condition that the amendment and restatement of the Receivables Securitization Facility described herein is completed.
Senior Secured Revolving Credit Facility — On February 22, 2019, we entered into that certain Credit Agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”), pursuant to which the lenders party thereto have provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”). Borrowings under the Credit Facility are limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount is equal to 65% of the appraised value of certain of our real property and equipment. We elected to include real estate and equipment with appraised values sufficient to support a borrowing base of $265 million. However, our ability to access the full borrowing base is limited by the requirement under the Credit Agreement to maintain liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) in an amount equal to the lesser of 50% of the borrowing base under the Credit Facility and $175 million. On August 27, 2019 we exercised our right to increase the aggregate principal amount of the commitments under the Credit Agreement to $350 million. The Credit Facility matures on February 22, 2024, with a September 15, 2022 springing maturity date in the event the 2023 Notes are not refinanced or repaid on or prior to July 15, 2022. A portion of the Credit Facility is available for the issuance of up to $25 million of standby letters of credit and up to $10 million of swing line loans.
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
The Credit Agreement contains customary representations, warranties and covenants, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of the 2023 Notes, investments, loans and advances, transactions with affiliates and sale and leaseback transactions. The Credit Agreement also contains customary events of default and related cure provisions. The Credit Agreement includes a fixed charge covenant that requires us to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 at any time that our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) at such time is less than the lesser of 50% of the borrowing base under the Credit Facility and $175 million.
As of September 30, 2019, we had $161.7 million outstanding borrowings under the Credit Facility. Our average daily balance under the Credit Facility during the nine months ended September 30, 2019 was $38.4 million. There were no letters of credit issued under the Credit Facility as of September 30, 2019.
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
Based on the monthly borrowing base formula, we had the ability to borrow up to $415.8 million of the total commitment amount under the receivables securitization facility as of September 30, 2019. The total amount of receivables sold to these entities as of September 30, 2019 was $509.0 million. During the first nine months of 2019, we borrowed $0.7 billion and repaid $0.6 billion under the facility with a remaining balance of $255.0 million as of September 30, 2019. In addition to letters of credit in the aggregate amount of $154.5 million that were issued but undrawn, the remaining available borrowing capacity was $6.3 million at September 30, 2019. Our average daily balance under this facility during the nine months ended September 30, 2019 was $260.8 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
As of November 8, 2019, we had $368.8 million of outstanding borrowings under the Credit Facility and the receivables securitization facility, excluding letters of credit in the aggregate amount of $195.2 million that were issued but undrawn.
In connection with the Bankruptcy Petitions, we have reached an agreement with the lenders under the Company's Receivables Securitization Facility and are seeking approval of the Court to amend and restate certain agreements governing our Receivables Securitization Facility to, among other things, (i) modify certain covenants, representations, events of default and cross defaults arising as a result of the commencement of the Chapter 11 Cases, (ii) modify the other rights and obligations of the parties to the facility in order to give effect to, and in certain instances be subject to, orders of the Court from time to time, (iii) reduce the total size of the facility to $425 million, with a corresponding reduction to availability thereunder, (iv) after giving effect to the commencement of the Chapter 11 Cases, ensure that the facility continues in effect (as amended) and for liquidity to continue to be available during the pendency of the Chapter 11 cases, subject to the terms and conditions therein and subject to the orders of the Court, (v) modify certain pricing terms and fees payable under the facility and (vi) make certain other amendments, including in order to give effect to future issuances of letters of credit and to issue a letter of credit thereunder to backstop all of our letters of credit issued and outstanding under the facility in order to, among other things, help ensure that such letters of credit remain in effect to secure our obligations owed to the beneficiaries thereunder.
Covenant Compliance — We are required to comply with a springing fixed charge coverage ratio set at 1.05 to 1.00, which is triggered and applicable in the event our liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) at such time is less than the lesser of 50% of the borrowing base under the Credit Facility and $175 million. As of September 30, 2019, the fixed charge coverage covenant has not sprung.
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
The carrying value under the 2023 Notes at September 30, 2019 was $696.2 million, net of unamortized debt issuance costs of $3.8 million.
Historical Cash Flow
The following table summarizes our cash flows provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
	2019	2018	Change
	(In thousands)
Cash flows provided by (used in):
Operating activities	$(115,256)	$119,798	$(235,054)
Investing activities	(60,285)	(62,921)	2,636
Financing activities	188,121	(51,604)	239,725
Net increase in cash and cash equivalents	$12,580	$5,273	$7,307
Operating Activities
Cash used in operating activities was $115.3 million in the nine months ended September 30, 2019 compared to cash provided by operating activities of $119.8 million the nine months ended September 30, 2018. The change was primarily attributable to lower operating income and higher dairy commodity costs.
Investing Activities
Cash used in investing activities decreased by $2.6 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. In the first nine months of 2019, capital expenditures increased by $3.1 million and proceeds from the sale of fixed assets decreased by $13.8 million in comparison to the prior period. The decrease was also partially caused by the purchase price, net of cash acquired, of $13.3 million paid for the Good Karma acquisition, which closed in the second quarter of 2018.
Financing Activities
Cash provided by financing activities was $188.1 million in the nine months ended September 30, 2019 compared to cash used in financing activities of $51.6 million in the nine months ended September 30, 2018. This change was primarily attributable to net debt proceeds of $206.1 million in the first nine months of 2019 as compared to net debt repayments of $26.9 million in the first nine months of 2018. Net debt proceeds were partially offset by payments of financing costs related to the amendments to our Credit Agreement and receivables purchase agreement of $17.5 million in the first nine months of 2019.
Contractual Obligations
Other than as disclosed in this report with respect to the filing of the Bankruptcy Petitions and the acceleration of substantially all of our debt as a result, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2018 Annual Report on Form 10-K.

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
We did not make a discretionary contribution to our company-sponsored pension plans during the three months ended September 30, 2019, and do not expect to make any contributions to our company-sponsored pension plans for the remainder of 2019.
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
See Note 14 to our unaudited Condensed Consolidated Financial Statements.
Future Capital Requirements
During 2019, we intend to invest a total of approximately $95 million to $105 million in capital expenditures, primarily in support of our enterprise-wide cost productivity plan, other strategic initiatives and for our existing manufacturing facilities.

Known Trends and Uncertainties
Filing Under Chapter 11 of the United States Bankruptcy Code
On the Petition Date, the Debtors filed the Bankruptcy Petitions under the Bankruptcy Code in the Court. The Chapter 11 Cases are being jointly administered under the caption In re Southern Foods Group, LLC Case No. 19-36313. Each Debtor will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court an in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. For further information on the risks and uncertainties associated with the Bankruptcy Petitions, see "Item 1A. Risk Factors".
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
During the nine months ended September 30, 2019, we experienced fluid milk volume declines from year-ago levels, driven predominantly by the loss of volume from two large retailers, overall category declines and other volume pressures and lower branded fluid milk volumes due to continued retailer investment in private label products. We expect volume and mix challenges to continue for the remainder of 2019. The effects of the volume declines on our operating results are being compounded by our accelerated facility closure activity. With the impact of the lost volumes, production cost declines lagged the decline in volumes, resulting in lower overall operating results. While we continue to be impacted by these increased costs related to our accelerated facility closure activity, we are experiencing improvement and we expect these costs to continue to stabilize as we move forward in 2019.
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
Due to the phased implementation and timing of our initiatives and investments, we do not expect to generate enough cost savings in 2019 to offset the planned investments, cost inflation and overall volume pressures. In addition, inflation, declining volumes and competitive pricing pressures have negated, and may continue to negate, some of the impact of our cost saving efforts. Furthermore, some of our counterparties could attempt to modify their terms with us due to our financial performance. We also must execute our plans within our projected time frames in order to meet our financial projections and to remain competitive in the marketplace. In addition, if we continue to experience deteriorations in our profitability and cash flows, we may incur material asset impairments in the future. For further discussion of the risks relating to our cost productivity plan, see “Part I - Item 1A. Risk Factors - Business, Competitive and Strategic Risks - We may not realize anticipated benefits from our enterprise-wide cost productivity plan, and we may not complete this plan within our projected time frames, either of which could materially adversely impact our business, financial condition, results of operations and cash flows" in our 2018 Annual Report on Form 10-K.
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
Prices for conventional raw milk during the third quarter of 2019 were approximately 19% higher than year-ago levels and increased approximately 19% sequentially from the second quarter of 2019. We expect raw milk inflation in the fourth quarter of 2019 and are currently projecting full-year dairy commodity inflation. Commodity price changes primarily impact our branded business as the changes in raw milk costs are essentially a pass-through cost on our private label products. Given the multitude of factors that influence the dairy commodity environment, we acknowledge the potential for future volatility.
Fuel, Resin and External Freight Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Additionally, in some cases we incur expenses associated with utilizing third-party carriers to deliver our products. The expenses we incur for external freight may vary based on capacity, carrier acceptance rates and other factors. In the first nine months of 2019, our fuel, freight and resin costs moderated compared to the prior period. While our freight and fuel usage has increased due to recent facility closure activity, we have worked to mitigate these headwinds through usage reductions and other route optimization activities. We expect these trends to continue during 2019.
Tax Rate
Income tax benefit was recorded at an effective rate of 3.7% in the first nine months of 2019 compared to 27.4% in the first nine months of 2018. Our effective tax rate decreased in the first nine months of 2019, primarily due to an increase in the federal and state valuation allowances. Changes in our profitability levels and the relative earnings of our business units, as well as changes to federal, state, and foreign tax laws, may cause our tax rate to change from historical rates. Our assessment of the realizability of deferred tax assets and the potential for an additional valuation allowance could also impact our future effective rate.
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
A valuation allowance has been recorded against the deferred tax assets, as a portion of these deferred tax assets are not more likely than not to be realized. As a result of the valuation allowance, a deferred tax liability related to our trademark remains on our consolidated balance sheet as of September 30, 2019.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projected future taxable income.
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
Item 4. Controls and Procedures
Controls Evaluation and Related Certifications
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated the changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2019.  During this period, we implemented a software solution to process our trade promotion spending as part of our ongoing enterprise-wide cost productivity plan to enhance our internal controls and the overall effectiveness of our trade promotion programs.   Additionally, we updated our accounting policies affected by the adoption of ASU No. 2016-02, “Leases (Topic 842)” and implemented a software solution to calculate our right-of-use assets and lease liabilities and to provide related disclosures.

The Company has appropriately considered and integrated these software solutions into our control design and related tests of the operating effectiveness of our internal controls over financial reporting as of September 30, 2019.

Other than as described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Filing Under Chapter 11 of the United States Bankruptcy Code
On November 12, 2019 (the “Petition Date”), we and substantially all of our wholly owned subsidiaries (other than our Securitization Subsidiaries) (the “Filing Subsidiaries” and, together with the Company, the “Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Court”). The Debtors’ Chapter 11 cases (collectively, the “Chapter 11 cases”) are being jointly administered under the caption In re Southern Foods Group, LLC Case No. 19-36313. Each Debtor will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. See “Part I - Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q for further discussion of these proceedings.
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
Environmental Regulations
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
From time to time we receive notices of potential violations from the Environmental Protection Agency (“EPA”) resulting from inspections of our facilities.   We have cooperated with the EPA with respect to these inspections and in addressing any potential violations, many of which relate to compliance documentation and training.  As of November 8, 2019, no fines have been assessed as a result of any of these inspections.  We are discussing possible monetary sanctions with the EPA.  Monetary sanctions, if imposed as a result of these inspections, may exceed $100 thousand individually or in the aggregate.  If we are assessed monetary sanctions in excess of $100 thousand we will disclose such fact in subsequent filings.
Item 1A. Risk Factors
In addition to the Company's risk factors set forth in our 2018 Annual Report on Form 10-K, in connection with the filing of the Bankruptcy Petitions, we are subject to the following additional risks.
Risks Related to Our Chapter 11 Cases
The Chapter 11 Cases may have a material adverse impact on our business, financial condition, results of operations, and cash flows. In addition, the Chapter 11 Cases may have a material adverse impact on the trading price and may result in the cancellation and discharge of our securities, including our common stock. If approved by the Bankruptcy Court, a plan of reorganization will govern distributions to and the recoveries of holders of our securities.
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic financial alternatives to address our liquidity and capital structure, including strategic financial alternatives to restructure our indebtedness. These efforts led to the commencement of the Chapter 11 Cases in the Bankruptcy Court on November 12, 2019.
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our management may be required to spend a significant amount of time and effort dealing with the restructuring instead of focusing on our business operations. Bankruptcy Court protection and operating as debtors in possession also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the pendency of the Chapter 11 Cases, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Although we remain committed to providing safe, reliable operations and we believe that we have sufficient resources to do so, customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.
We have received notice of the NYSE determining to commence proceedings to delist our common stock. Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. We expect that the existing common stock of the Company will be extinguished and existing equity holders will not receive consideration in respect of their equity interests.
As a consequence of the Chapter 11 Cases, on November 12, 2019, the NYSE suspended trading in our common stock at the market opening and we received written notice from the NYSE that it had determined to commence proceedings to delist our common stock because we are no longer suitable for listing pursuant to Listed Company Manual Section 802.01D following the filing of the Bankruptcy Petitions. As a result of the notice of delisting, our common stock may commence trading on the OTC Pink Marketplace, but we can provide no assurance that our common stock will commence or continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future. We expect that the existing common stock of the Company will be extinguished upon the Company’s emergence from Chapter 11 and that existing equity holders will not receive consideration in respect of their equity interests. The delisting by the NYSE could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock.
If we are not able to obtain confirmation of a Chapter 11 plan of reorganization or complete the proposed sale of the Company pursuant to Section 363 of the Bankruptcy Code, or if current financing is insufficient or exit financing is not available, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.
In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain confirmation of a Chapter 11 plan of reorganization by the Court (possibly subsequent to a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code). If confirmation by the Court does not occur, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.
We have not entered into a sale agreement with DFA for the proposed sale to them of our business. We may not be able to do so or to find another buyer for the business. In addition, we expect that the price we obtain for the business, if a sale is completed, may be substantially less than would be needed to satisfy our debts.
There can be no assurance that our current cash position and amounts of cash from future operations will be sufficient to fund operations. In the event that we do not have sufficient cash to meet our liquidity requirements, and our current financing is insufficient or exit financing is not available, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary exit financing or additional financing would have a material adverse effect on our operations and ability to continue as a going concern.
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement will affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial industry, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, gross profit, adjusted EBITDA, capital expenditures, net debt and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
As a result of the Chapter 11 Cases, the realization of our assets and liquidation of our liabilities are subject to uncertainty, and our historical financial information will not be indicative of our future financial performance.
If a plan of reorganization is ultimately confirmed by the Court, our capital structure will likely be significantly altered under such plan (whether or not following a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code). Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
While operating under the protection of the Bankruptcy Code, and subject to Court approval or otherwise as permitted in the normal course of business, we may seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code in conjunction with, or instead of, a plan of reorganization. Any sales or disposals of assets and liquidations or settlements of liabilities may be for amounts other than those reflected in our consolidated financial statements. In connection with the Chapter 11 Cases, the development of a plan of reorganization and/or sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such sales, disposals, liquidations, settlements or charges could be material to our consolidated financial position and results of operations in any given period.
We may be unable to comply with restrictions imposed by our proposed DIP Credit Agreement, our Receivables Securitization Facility and other financing arrangements.
The agreements governing our outstanding financing arrangements impose a number of restrictions on us. For example, the terms of our credit facilities, leases and other financing arrangements contain financial and other covenants that create limitations on our ability to borrow the full amount under our credit facilities, effect acquisitions or dispositions and incur additional debt. The agreements will also require us to maintain minimum levels of liquidity and various financial ratios and comply with various other financial covenants. Specifically, the terms of the proposed DIP Credit Agreement will require us to comply with covenants that are customary for debtor-in-possession facilities of this type, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The proposed DIP Credit Agreement will also require compliance with a variance covenant that compares actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the DIP budgets delivered to the DIP Agent and DIP Lenders on or prior to the closing date and updated periodically thereafter pursuant to the terms of the proposed DIP Credit Agreement. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the proposed DIP Credit Agreement, the Receivables Securitization Facility or our other financing arrangements.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Court provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against the Debtors that arose prior to the Petition Date or before consummation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Subject to the terms of the plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
We may experience employee attrition as a result of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations.
Item 3. Defaults Upon Senior Securities
As discussed in “Part I - Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, on the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The commencement of the Chapter 11 Cases constituted an event of default under the instruments enumerated below, resulting in the acceleration of our payment obligations under those instruments, and triggering cross-default and/or cross-acceleration provisions in substantially all of our other debt instruments. As such, substantially all of our debt, with balances of approximately $1,123.5 million in the aggregate as of September 30, 2019, is in default and accelerated, but subject to stay under the Bankruptcy Code.
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ obligations under the following instruments and agreements:

•	the Indenture, dated as of February 25, 2015, among the Company, the guarantors named therein and our 6.50% senior notes due 2023 issued thereunder;

•	the Receivables Securitization Facility; and

•	the Senior Secured Revolving Credit Facility.
The instruments and agreements described above provide that, as a result of the commencement of the Chapter 11 Cases, the financial obligations thereunder, including for the debt instruments any principal amount, together with accrued interest thereon, are immediately due and payable. However, as disclosed elsewhere in this Form 10-Q, any efforts to enforce the payment obligations under the Debt Instruments and such other instruments and agreements are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments and such other instruments and agreements are subject to the applicable provisions of the Bankruptcy Code.
Item 5. Other Information
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On November 12, 2019, the NYSE suspended trading in our common stock at the market opening and we received written notice (the “Notice”) from the NYSE that it had determined to commence proceedings to delist our common stock because we are no longer suitable for listing pursuant to Listed Company Manual Section 802.01D following the filing of the Bankruptcy Petitions. In reaching its delisting determination, the NYSE noted the uncertainty as to the timing and outcome of the bankruptcy process, as well as the uncertainty as to the ultimate effect of this process on the value of our common stock.

Under the NYSE listing procedures, we have a right to a review of this determination by a Committee of the Board of Directors of the NYSE, provided a written request for such review is filed with the Assistant Corporate Secretary of the NYSE within ten business days after receiving the Notice. We have decided not to seek this review.
As a result of the Notice, our common stock may commence trading on the OTC Pink Marketplace, but we can provide no assurance that our common stock will commence or continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future.
Compensation Program
The Board of Directors (the “Board”) of Dean Foods Company (the “Company”) and its compensation advisors have reviewed the Company’s compensation program to determine whether it continues to provide assurance to key employees that they will be compensated for their services while supporting the Company’s strategic goals. It was determined that the current program does not sufficiently incentivize the retention of key employees due to a lack of meaningful payouts under the Company’s short-term incentive compensation program (“STIP”) and a lack of value under its long-term incentive program due to the decreased value of the Company’s ordinary shares.
In order to enhance the Company’s ability to attract, retain and incentivize the employees necessary to maximize the value of the business, on November 6, 2019, the Board, on the recommendation of its compensation advisors, approved the following for certain key employees : (a) market increases in base salary, (b) accelerated payment under the 2019 STIP, and (c) a retention bonus program.
Base Salary Increases
The Board approved increases in the base salary for certain key employees to better align their base pay with the applicable market median. The table below sets forth any adjusted base salary for the Company’s named executive officers (each an “NEO”).

NEO	Current Base Salary	Adjusted Base Salary
Eric Beringause	$800,000	$1,050,000
Gary W. Rahlfs	$500,000	$600,000
David Bernard	$350,000	N/A

Payment of 2019 Short-Term Incentive
In March, 2019, the Company adopted the 2019 STIP, under which participants are eligible to earn cash bonuses based 25% on the achievement of individual performance objectives and 75% on the achievement of Company financial performance objectives. The Board has determined that the Company will not achieve the minimal threshold required for payment of the Company financial performance objective portion of the 2019 STIP. Therefore, to provide current incentive and retention value, the Board approved the payment of the individual performance objective portion, and as applicable, any other previously guaranteed minimum portion, of the 2019 STIP to certain key employees (“STI Bonus”).
On November 7, 2019, the Company entered into letter agreements (each an “STI Bonus Agreement”) with each of the applicable employees, pursuant to which the STI Bonuses were paid on November 8, 2019. Mr. Beringause did not participate in the 2019 STIP and therefore did not receive an STI Bonus. Mr. Rahlfs received an STI Bonus in the amount of $175,000, the amount of his minimum guaranteed bonus under the 2019 STI pursuant to the terms of the letter agreement between him and the Company dated May 8, 2019. Mr. Bernard received an STI Bonus in the amount of $48,125, the amount of his 2019 STIP opportunity that was subject to his achievement of individual performance objectives.
Under the terms of the STI Bonus Agreements with Messrs. Rahlfs and Bernard, repayment of the full amount of the STI Bonus will be required upon a voluntarily termination of employment without good reason or by the Company for cause, in either case prior to March 15, 2020. Repayment will not be required upon a termination of employment for any other reason.
The description of the STI Bonus Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of STI Bonus Agreement attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Retention Bonus Program
On November 7, 2019, the Company entered into retention award letter agreements (each a “Retention Agreement”) with certain key employees, including each of the NEOs, pursuant to which retention payments were paid to such employees on November 8, 2019.
The NEOs received the following retention payments:

NEO	Retention Award Amount
Eric Beringause	$4,675,000
Gary W. Rahlfs	$790,000
David Bernard	$542,500

Under the terms of the Retention Agreements with each NEO, repayment of the full amount of the retention payment will be required upon a voluntarily termination of employment without good reason or by the Company for cause, in either case before the earliest of November 8, 2020, the consummation of a sale of all or substantially all of the Company’s assets and the effective date of the Company’s emergence from bankruptcy. Repayment will not be required upon a termination of employment for any other reason.
The description of the Retention Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of Retention Agreement attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

10.1	Form of Short-Term Incentive Bonus Letter Agreement
10.2	Form of Retention Award Letter Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS XBRL Instance Document(1).
101.SCH XBRL Taxonomy Extension Schema Document(1).
101.CAL XBRL Taxonomy Calculation Linkbase Document(1).
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(1).
101.LAB XBRL Taxonomy Label Linkbase Document(1).
101.PRE XBRL Taxonomy Presentation Linkbase Document(1).
104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed electronically herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/S/ JEFFERY S. DAWSON
Jeffery S. Dawson
Senior Vice President and Chief Accounting Officer
November 12, 2019