Form 10-K
period 2019-12-31
DEAN FOODS CO
filed 2020-03-20
CIK 931336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2019
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
area code, of Registrant’s principal executive offices)
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	DFODQ	OTC Pink Open Market

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 28, 2019, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 28, 2019, was approximately $62 million.
The number of shares of the registrant’s common stock outstanding as of March 12, 2020 was 91,940,015.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file on Form 10-K/A an amendment to this Annual Report on Form 10-K within 120 days of the registrant’s fiscal year end, which will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our portfolio includes DairyPure®, the country's first and largest fresh, national white milk brand, and TruMoo®, the leading national flavored milk brand, along with well-known regional dairy brands such as Alta Dena®, Berkeley Farms®, Country Fresh®, Dean’s®, Friendly's®, Garelick Farms®, LAND O LAKES® milk and cultured products (licensed brand), Lehigh Valley Dairy Farms®, Mayfield®, McArthur®, Meadow Gold®, Oak Farms®, PET ® (licensed brand), T.G. Lee®, Tuscan® and more. In all, we have more than 50 national, regional and local dairy brands, as well as private labels. We also sell and distribute organic juice, probiotic-infused juices, and fruit-infused waters under the Uncle Matt's Organic® brand. Additionally, we are party to the Organic Valley Fresh joint venture which distributes organic milk under the Organic Valley® brand to retailers. With the completion of our majority interest acquisition of Good Karma Foods, Inc. ("Good Karma") on June 29, 2018, we now sell and distribute flax-based beverages and yogurt products under the Good Karma® brand. Dean Foods also makes and distributes juices, teas and bottled water. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct-to-store delivery ("DSD") systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of brokers. Some national customer relationships are coordinated by our centralized corporate sales department.
Unless stated otherwise, any reference to income statement items in this Form 10-K refers to results from continuing operations. Each of the terms "we," "us," "our," "the Company," and "Dean Foods" refers collectively to Dean Foods Company and its wholly-owned subsidiaries unless the context indicates otherwise.
We were incorporated in Delaware in 1994, and our principal executive offices are located at 2711 North Haskell Avenue, Suite 3400, Dallas, Texas 75204. Our telephone number is (214) 303-3400, and we maintain a web site at www.deanfoods.com.

Developments Since January 1, 2019
Leadership Changes — On July 26, 2019, we announced that Eric Beringause will serve as the Company's new President and Chief Executive Officer effective July 29, 2019, replacing Ralph Scozzafava. Mr. Beringause previously served as the Chief Executive Officer of Gehl Foods, LLC from March 2015 to August 2018, as Chief Executive Officer of Advanced Refreshment LLC from 2011 to 2014, and President and Chief Executive Officer of Sturm Foods, Inc. from 2008 to 2011.
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
Chapter 11 Proceedings — On November 12, 2019 (the “Petition Date”), we and substantially all of our wholly owned subsidiaries (other than our Securitization Subsidiaries and foreign subsidiaries) (the “Filing Subsidiaries” and, together with the Company, the “debtors-in-possession”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The debtors-in-possession’s Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Southern Foods Group, LLC, Case No. 19-36313. Since the commencement of the Chapter 11 Cases, the debtors-in-possession have continued to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the documents governing the Senior Secured Revolving Credit Facility, the Receivables Securitization Facility and our 2023 Notes (collectively, the “Debt Instruments”) and substantially all of our other indebtedness.
Since the Petition Date, the debtors-in-possession have requested and received certain approvals and authorizations from the Bankruptcy Court. This relief provided the debtors-in-possession authority to make payments upon, or otherwise honor, certain prepetition obligations (e.g., obligations related to certain employee wages, salaries and benefits and certain vendors and other providers essential to the debtors-in-possession’s businesses).
Going Concern — As a result of extremely challenging current market conditions, continuing losses from operations, our current financial condition and the resulting risks and uncertainties surrounding our Chapter 11 proceedings, there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these financial statements. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable, maintain profitability and successfully implement our Chapter 11 plan of reorganization and/or any sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code. As a result of the Bankruptcy Petitions, the realization of the debtors-in-possession’s assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets, or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business for amounts other than those reflected under “Part II - Item 8 - Consolidated Financial Statements” in this Form 10-K. Further, a Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported under “Part II - Item 8 - Consolidated Financial Statements” in this Form 10-K. As the progress of these plans and transactions is subject to approval of the Bankruptcy Court and therefore not within our control, successful reorganization and emergence from bankruptcy cannot be considered probable and such plans do not alleviate substantial doubt about our ability to continue as a going concern.
Delisting of our Common Stock from the New York Stock Exchange (the "NYSE") — Our common stock was previously listed on the NYSE under the symbol “DF.” On November 12, 2019, the NYSE suspended trading in our common stock at the market opening and we received written notice from the NYSE that it had determined to commence proceedings to delist our common stock because we are no longer suitable for listing pursuant to Listed Company Manual Section 802.01D following the filing of the Bankruptcy Petitions. The delisting became effective on November 27, 2019. Since November 13, 2019, our common stock has been quoted on the Pink Open Market maintained by the OTC Markets Group, Inc. under the symbol “DFODQ.” We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future.
Debtors-in-Possession Financing — In connection with the Bankruptcy Petitions, on November 14, 2019, we entered into a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), among us, as borrower, the lenders from time to time party thereto (the “DIP Lenders”) and Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”). The DIP Credit Agreement provides for a senior secured superpriority debtor-in-possession credit facility (the “DIP Facility”) consisting of (i) a new money revolving loan facility in an aggregate principal amount of up to approximately $236.2 million, in the form of revolving loans (the “DIP Revolving Loans”) or, subject to a sub-limit of $25 million, the form of letters of credit (the “DIP Letters of Credit”) and (ii) term loans (the “DIP Term Loans” and, together with the DIP Revolving Loans, the “DIP Loans”) refinancing the aggregate principal amount of loans outstanding under the Senior Secured Revolving Credit Facility as of the Petition Date. Our obligations under the DIP Facility are guaranteed by all of our subsidiaries that are debtors-in-possession in the Chapter 11 Cases. In addition, the claims of the DIP Lenders are (i) entitled to superpriority administrative expense claim status and, subject to certain customary exclusions in the credit documentation, and (ii) secured by (x) a perfected first priority lien on all property of the debtors-in-possession not subject to valid, perfected and non-avoidable liens in existence on the Petition Date, (y) a perfected first priority priming lien on collateral under the Senior Secured Revolving Credit Facility and (z) a perfected junior lien on all property of the debtors-in-possession and the proceeds thereof that are subject to valid, perfected and non-avoidable liens in existence on the Petition Date or valid and non-avoidable liens in existence on the Petition Date that are perfected subsequent to the Petition Date to the extent permitted by Section 546(b) of the Bankruptcy Code, in each case subject to a carve-out for the debtors-in-possession’s professional fees and certain liens permitted by the terms of the DIP Credit Agreement.
In connection with the Bankruptcy Petitions, on November 14, 2019, we also reached agreement with the lenders under our Receivables Securitization Facility to amend and restate certain agreements governing our Receivables Securitization Facility to, among other things, (i) modify certain covenants, representations, events of default and cross defaults arising as a result of the commencement of the Chapter 11 Cases, (ii) modify the other rights and obligations of the parties to the facility in order to give effect to, and in certain instances be subject to, orders of the Bankruptcy Court from time to time, (iii) reduce the total size of the facility to $425 million, with a corresponding reduction to availability thereunder, (iv) after giving effect to the commencement of the Chapter 11 Cases, ensure that the facility continues in effect (as amended) and liquidity continues to be available during the pendency of the Chapter 11 Cases, subject to the terms and conditions therein and subject to the orders of the Bankruptcy Court, (v) modify certain pricing terms and fees payable under the facility and (vi) make certain other amendments, including in order to give effect to future issuances of letters of credit and to issue a letter of credit thereunder to backstop all of our letters of credit issued and outstanding under the facility in order to, among other things, help ensure that such letters of credit remain in effect to secure our obligations owed to the beneficiaries thereunder.
The Bankruptcy Court entered orders approving the DIP Credit Agreement and amended Receivables Securitization Facility, on an interim basis, on November 14, 2019. Final orders approving the DIP Credit Agreement and the amended Receivables Securitization Facility were entered by the Bankruptcy Court on December 23, 2019.
Key Employee Retention Program (the “KERP”) — In order to enhance the Company’s ability to attract, retain and incentivize the employees necessary to maximize the value of the business during its restructuring, on January 17, 2020, on the recommendation of its compensation advisors, the Board of Directors of the Company approved a $7.13 million Key Employee Retention Program (the “KERP”). The KERP was subsequently approved by the Bankruptcy Court on February 19, 2020.
The KERP provides for retention awards to certain key employees with high business impact and retention risk as well as a discretionary pool from which the Company’s President and CEO may make awards in connection with new hires, promotions and job changes. Awards made under the KERP are intended to replace the Company’s long-term incentive award program and prepetition retention awards that are not continuing through the Company’s restructuring. The award recipient must execute a waiver of any long-term incentive opportunity for 2020 in order to receive a retention award. KERP awards will be paid in cash at the earlier of (i) one year following the Bankruptcy Court approval date, (ii) the consummation of a sale of all or substantially all the assets, or (iii) the effective date of an emergence from bankruptcy, subject to the continued employment of the KERP participant; however, if the KERP participant’s employment is terminated without cause, the participant remains eligible for payment of the award.
Asset Sale — On February 16, 2020, we, and certain of our subsidiaries (collectively, the “Sellers”), agreed to enter into an Asset Purchase Agreement (the “APA”) with Dairy Farmers of America, Inc., a cooperative organized and existing under the laws of the State of Kansas (“DFA” or “Buyer”), pursuant to which, subject to certain conditions described below, DFA agreed to purchase certain assets (the “Asset Sale”) from the Sellers. The assets to be acquired pursuant to the APA included 44 of the debtors-in-possession’s 56 fluid and frozen facilities (the “Acquired Facilities”), plus certain related real estate, inventory, equipment, assigned contracts, permits and other assets necessary to operate such facilities and certain other real estate and assets as set forth in the APA (together with the Acquired Facilities, the “Bid Assets”). In connection with the proposed execution of the APA, the debtors-in-possession initially sought authorization from the Bankruptcy Court in the Chapter 11 Cases to enter into the APA and the Asset Sale with DFA. On March 19, 2020, the Sellers and DFA mutually agreed to terminate the APA and withdraw the request for authorization from the Bankruptcy Court of the Asset Sale and for approval of DFA as a “stalking horse” bidder of the Assets. Notwithstanding the termination of the APA, DFA has indicated to us that it will submit a bid for the Bid Assets before the court-imposed deadline described below, but DFA is under no obligation to do so.
On March 18, 2020, the debtors-in-possession filed notice with the Bankruptcy Court of the termination of the APA, while seeking approval of proposed bidding procedures with respect to the sale of the Bid Assets (the “Bidding Procedures”), and on March 19, 2020, the Bankruptcy Court held a hearing with respect to the proposed Bidding Procedures. At this hearing, the parties obtained an order of the Bankruptcy Court (the "Bidding Procedures Order") approving the revised Bidding Procedures.
Pursuant to the Bidding Procedures Order, the debtors-in-possession intend to sell all of their right, title and interest in and to the Bid Assets free and clear of any pledges, liens, security interests, encumbrances, claims, charges, options, and interests thereon (collectively, the “Interests”) to the maximum extent permitted by section 363 of the Bankruptcy Code, with such Interests to attach to the net proceeds of the sale of the Bid Assets with the same validity and priority as such Interests applied against the Bid Assets. The deadline for the submission of bids that satisfy the requirements of the Bidding Procedures Order (each a “Bid,” and those parties who submit a Bid, each a “Bidder”) is March 30, 2020 at 12:00 p.m. (prevailing Central Time) (the “Bid Deadline”).
Immediately following the Bid Deadline, the debtors-in-possession shall, in consultation with the Consultation Parties, (i) review and evaluate each Bid on the basis of financial and contractual terms and other factors relevant to the sale process, including those factors affecting the speed and certainty of consummating the Sale, (ii) determine and identify the highest or otherwise best offer or collection of offers (the “Successful Bid(s)”) and (iii) determine and identify the second best offer or collection of offers (the “Alternate Bid(s)”). The deadline to object to the Successful Bid(s) will be April 1, 2020 at 12:00 p.m. (prevailing Central Time). Following selection of the Successful Bid(s), the debtors-in-possession may, in their discretion, elect to seek approval of the transactions contemplated in the Successful Bid(s) at the hearing to consider and approve the proposed Sale Order (the “Sale Hearing”).
The Sale Hearing is proposed to be held on April 3, 2020 at 9:00 a.m. (prevailing Central time) before the Bankruptcy Court. The Sale Hearing may be adjourned by the debtors-in-possession, in consultation with the Consultation Parties, by an announcement of the adjourned date at a hearing before the Bankruptcy Court or by filing a notice on the Bankruptcy Court’s docket. At the Sale Hearing, the debtors-in-possession will seek the Bankruptcy Court’s approval of the Successful Bid(s) and/or, at the debtors-in-possession’s election, the Alternate Bid(s).
The Acquired Facilities plus certain related real estate and equipment in the APA are reported as property, plant and equipment in our Consolidated Balance Sheets. Because the Bankruptcy Court has not authorized and approved the Asset Sale, these assets have not been reclassified under ASC 852 to assets held for sale.

Overview
We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $7.3 billion in 2019. The following charts depict our 2019 net sales, excluding sales of excess raw materials of $380.3 million and sales of other bulk commodities of $127.5 million, by product and product sales mix between company branded versus private label.
Net Sales for the Year Ended December 31, 2019

(1)	Includes half-and-half and whipping cream.

(2)	Includes creamers and other extended shelf-life fluids.

(3)	Includes fruit juice, fruit flavored drinks, iced tea, water, and flax-based beverages.

(4)	Includes ice cream, ice cream mix and ice cream novelties.

(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.

(6)	Includes all national, regional and local brands.

We sell our products under national, regional and local proprietary or licensed brands. Products not sold under these brands are sold under a variety of private labels. We sell our products primarily on a local or regional basis through our local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department. Our largest customer is Walmart Inc., including its subsidiaries such as Sam’s Club, which accounted for approximately 15.3% of our net sales for the year ended December 31, 2019.
Our brands include DairyPure®, the country's first and largest fresh, white milk national brand, and TruMoo®, the leading national flavored milk brand. As of December 31, 2019, our national, local and regional proprietary and licensed brands included the following:

Alta Dena®	Jilbert™	Pog® (licensed brand)
Arctic Splash®	Knudsen® (licensed brand)	Price’s™
Barbers Dairy®	LAND O LAKES® (licensed brand)	Purity™
Berkeley Farms®	Land-O-Sun & design®	ReadyLeaf®
Broughton™	Lehigh Valley Dairy Farms®	Reiter™
Brown Cow®	Louis Trauth Dairy Inc.®	Robinson™
Brown’s Dairy®	Mayfield®	Schepps®
Chug®	McArthur®	Sonora™
Country Fresh™	Meadow Brook®	Steve's®
Country Love®	Meadow Gold®	Stroh’s®
Creamland™	Model Dairy®	Swiss Dairy™
DairyPure®	Morning Glory®	Swiss Premium™
Dean’s®	Nature’s Pride®	TruMoo®
Fieldcrest®	Nurture®	T.G. Lee®
Friendly's®	Nutty Buddy®	Turtle Tracks®
Fruit Rush®	Oak Farms®	Tuscan®
Gandy’s™	Orchard Pure®	Uncle Matt's Organic®
Garelick Farms®	Organic Valley® (licensed by joint venture)	Viva®
Good Karma®	Over the Moon®
Hygeia®	PET® (licensed brand)

We currently operate 56 manufacturing facilities in 29 states located largely based on customer needs and other market factors, with distribution capabilities across all 50 states. For more information about our facilities, see “Item 2. Properties.” Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct-to-store delivery” or “DSD” system. We believe that we have one of the most extensive refrigerated DSD systems in the United States.
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
For more information on factors that could impact our business, see “— Government Regulation — Milk Industry Regulation” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Conventional Raw Milk and Other Inputs.” See Note 21 to our Consolidated Financial Statements for segment, geographic and customer information.
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
Our vision is to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. Our strategy is to invest and grow our portfolio of brands while strengthening our operations and capabilities to achieve a more profitable core business. Our strategy is anchored by our commitments to safety, quality and service, and delivering sustainable profit growth and total shareholder return.
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
Employees
As of December 31, 2019, we had approximately 14,500 employees. Approximately 39% of our employees participate in a multitude of collective bargaining agreements of varying duration and terms.

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
Dean Foods Company
2711 North Haskell Avenue, Suite 3400
Dallas, Texas 75204
(214) 303-3400
Attention: Investor Relations

Item 1A. Risk Factors
Risks Related to Our Chapter 11 Cases
The Chapter 11 Cases may have a material adverse impact on our business, financial condition, results of operations, and cash flows. In addition, the Chapter 11 Cases may have a material adverse impact on the trading price and may result in the cancellation and discharge of our securities, including our common stock. If approved by the Bankruptcy Court, a Chapter 11 plan of reorganization will govern distributions to and the recoveries of holders of our securities.
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic financial alternatives to address our liquidity and capital structure, including strategic financial alternatives to restructure our indebtedness. These efforts led to the commencement of the Chapter 11 Cases in the Bankruptcy Court on November 12, 2019.
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our management may be required to spend a significant amount of time and effort dealing with the restructuring instead of focusing on our business operations. Bankruptcy Court protection and operating as debtors-in-possession also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the pendency of the Chapter 11 Cases, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Although we remain committed to providing safe, reliable operations and we believe that we have sufficient resources to do so, customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.
We have received notice of the NYSE determining to commence proceedings to delist our common stock. Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. We expect that the existing common stock of the Company will be extinguished and existing equity holders will not receive consideration in respect of their equity interests.
As a consequence of the Chapter 11 Cases, on November 12, 2019, the NYSE suspended trading in our common stock at the market opening and we received written notice from the NYSE that it had determined to commence proceedings to delist our common stock because we are no longer suitable for listing pursuant to Listed Company Manual Section 802.01D following the filing of the Bankruptcy Petitions. The delisting became effective on November 27, 2019. Since November 13, 2019, our common stock has been quoted on the Pink Open Market maintained by the OTC Markets Group, Inc. under the symbol "DFODQ." We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future. We expect that the existing common stock of the Company will be extinguished upon the Company’s emergence from Chapter 11 and that existing equity holders will not receive consideration in respect of their equity interests. These recent developments could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock.
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
As described in “Item 1. Business - Developments since January 1, 2019 - Asset Sale,” the debtors-in-possession are in the process of seeking the authorization of the Bankruptcy Court in the Chapter 11 Cases to consummate a sale of the Bid Assets to a potential Bidder. There can be no assurance that we will receive any Bid(s) (or that any Bid(s) we do receive will be on terms favorable to us), or that we will be able to obtain approval and complete any proposed sale because there may be objections from our stakeholders, which could include a committee of unsecured creditors, other debt holders or our equity holders.
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
Any Chapter 11 plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.
Any Chapter 11 plan of reorganization that we may implement will affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial industry, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, gross profit, adjusted EBITDA, capital expenditures, net debt and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any Chapter 11 plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any Chapter 11 plan of reorganization.
As a result of the Chapter 11 Cases, the realization of our assets and liquidation of our liabilities are subject to uncertainty, and our historical financial information will not be indicative of our future financial performance.
If a Chapter 11 plan of reorganization is ultimately confirmed by the Court, our capital structure will likely be significantly altered under such plan (whether or not following a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code). Under fresh-start reporting rules that may apply to us upon the effective date of a Chapter 11 plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a Chapter 11 plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan of reorganization.
While operating under the protection of the Bankruptcy Code, and subject to Court approval or otherwise as permitted in the normal course of business, we may seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code in conjunction with, or instead of, a Chapter 11 plan of reorganization. As described in “Item 1. Business - Developments since January 1, 2019 - Asset Sale,” the debtors-in-possession are in the process of seeking the authorization of the Bankruptcy Court in the Chapter 11 Cases to consummate a sale of the Bid Assets to a potential Bidder. There can be no assurance that we will receive any Bid(s) (or that any Bid(s) we do receive will be on terms favorable to us), or that we will be able to obtain approval and complete any proposed sale because there may be objections from our stakeholders, which could include a committee of unsecured creditors, other debt holders or our equity holders. Any sales or disposals of assets and liquidations or settlements of liabilities may be for amounts other than those reflected in our consolidated financial statements. In connection with the Chapter 11 Cases, the development of a Chapter 11 plan of reorganization and/or sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such sales, disposals, liquidations, settlements or charges could be material to our consolidated financial position and results of operations in any given period.
We may be unable to comply with restrictions imposed by our DIP Credit Agreement, our Receivables Securitization Facility and other financing arrangements.
The agreements governing our outstanding financing arrangements impose a number of restrictions on us. For example, the terms of our credit facilities, leases and other financing arrangements contain financial and other covenants that create limitations on our ability to borrow the full amount under our credit facilities, effect acquisitions or dispositions and incur additional debt. The agreements will also require us to maintain minimum levels of liquidity and various financial ratios and comply with various other financial covenants. Specifically, the terms of the DIP Credit Agreement require us to comply with covenants that are customary for debtors-in-possession facilities of this type, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreement also requires compliance with a variance covenant that compares actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the DIP budgets delivered to the DIP Agent and DIP Lenders on or prior to the closing date and updated periodically thereafter pursuant to the terms of the DIP Credit Agreement. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP Credit Agreement, the Receivables Securitization Facility or our other financing arrangements.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in smaller distributions being made to our creditors than those provided for in the Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Court provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a Chapter 11 plan of reorganization. With few exceptions, all claims against the debtors-in-possession that arose prior to the Petition Date or before consummation of the Chapter 11 plan of reorganization (i) would be subject to compromise and/or treatment under the Chapter 11 plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Chapter 11 plan of reorganization. Subject to the terms of the Chapter 11 plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
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
Industry-wide volume softness across dairy product categories, particularly within fluid milk, continued throughout 2018 and 2019. Decreasing dairy category volume has increased the impact of declining margins on our business. Periods of declining volumes limit the cost and price increases that we can seek to recapture. We have experienced volume losses and declines from historical levels from some of our largest customers, which has negatively impacted our sales and profitability. This will continue to have a negative impact in the future if we are not able to reduce costs quickly enough to offset the lost volume and attract and retain a profitable customer and product mix. We expect volume softness to continue in the future.
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
Walmart Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 15.3% and 15.3% of our consolidated net sales in 2019 and 2018, respectively, and our top five customers, including Walmart, collectively accounted for approximately 42% and 29% of our consolidated net sales in 2019 and 2018, respectively. In connection with Walmart Inc.’s dairy processing plant in Indiana, we lost approximately 55 million gallons of private label fluid milk volume beginning in the second half of 2018, which equates to approximately 125 million gallons annually. In addition, we expect marketplace volume and mix changes to continue in 2020, including those associated with our largest customer.
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

Risks Related to Our Common Stock
Our stock price is volatile and may decline regardless of our operating performance, and you could lose a significant part of your investment.
As a consequence of the Chapter 11 Cases, on November 12, 2019. the NYSE suspended trading in our common stock at the market opening and we received written notice from the NYSE that it had determined to commence proceedings to delist our common stock because we are no longer suitable for listing pursuant to List Company Manual Section 802.01D following the filing of the Bankruptcy Petitions. The delisting became effective on November 27, 2019. Since November 13, 2019, our common stock has been quoted on the Pink Open Market maintained by the OTC Markets Group, Inc. under the symbol "DFODQ." We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future. In addition, the market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described in this section and the following:

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
These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. This volatility may increase the risk that our stockholders will suffer a loss on their investment or be unable to sell or otherwise liquidate their holdings of our common stock. In addition, we expect that our existing common stock will be extinguished upon our emergence from Chapter 11 and that existing equity holders will not receive consideration in respect of their equity interests.

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
Unfavorable economic conditions, including as a result of catastrophic events, may adversely impact our business, financial condition and results of operations.
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

We are also subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. For example, in December 2019 an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries in which we or our suppliers operate, including the United States. The effect of this outbreak could include disruptions or restrictions on our employees' ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers or other vendors in our supply chain. Global health concerns, such as coronavirus, could also result in social, economic and labor instability in the countries in which we or our customers and suppliers operate. These uncertainties could have a material adverse effect on our business and our results of operation and financial condition.
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
On November 12, 2019, we filed voluntary petitions for Chapter 11 reorganization in the Bankruptcy Court. See "Item 3. Legal Proceedings."
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
As of December 31, 2019, approximately 39% of our employees were covered under collective bargaining agreements. Our collective bargaining agreements generally run in duration from 3 to 5 years. At any given time, we may face a number of union organizing drives. When we negotiate collective bargaining agreements or terms, we and the union may disagree on important issues which, in turn, could possibly lead to a strike, work slowdown or other job actions at one or more of our locations. In the event of a strike, work slowdown or other labor unrest, or if we are unable to negotiate labor contracts on reasonable terms, our ability to supply our products to customers could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities. In addition, our ability to make short-term adjustments to control compensation and benefits costs or otherwise to adapt to changing business requirements may be limited by the terms of our collective bargaining agreements.
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
The food production and marketing industry is subject to a variety of federal, state and local laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, packaging, storage, marketing, advertising, labeling quality and distribution of our products, as well as those related to worker health and workplace safety. Our activities are subject to extensive regulation. We are regulated by, among other federal and state authorities, the FDA, the EPA, the FTC, and the U.S. Departments of Agriculture, Commerce, Labor and Transportation. In December 2018 USDA issued its final rule under the 2016 National Bioengineered Food Disclosure Standard, which requires companies of our size to have labels disclosing whether products contain or are derived from genetically engineered organisms as defined by the rule by January 2022.  Change and implementation of new labels on our products to comply with this rule may result in significant costs to our business.  In addition, a growing number of local ordinances across the country have imposed a tax on sweetened beverages, which may have a negative impact on our sales, results of operations and our business. In addition, a number of states and localities are expected to consider similar laws. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers.
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
In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal and state laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products or force changes in our production processes or procedures (or force us to implement new processes or procedures). For example, the FDA has finalized new regulations pursuant to the Food Safety Modernization Act of 2011 which requires, among other things, that food facilities conduct contamination hazard analysis, implement risk-based preventive controls and develop track-and-trace capabilities, and there could be unforeseen issues, requirements and costs that arise as we come into compliance with these new rules by the various required compliance dates, with the last new rule becoming effective in 2019. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in leased premises at 2711 North Haskell Avenue, Suite 3400, Dallas, Texas 75204. In addition, we operate 56 manufacturing facilities. We believe that our facilities are well maintained and are generally suitable and of sufficient capacity to support our current business operations and that the loss of any single facility would not have a material adverse effect on our operations or financial results.
We currently conduct our manufacturing operations within the following facilities, most of which are owned:

Homewood, Alabama(2)	Franklin, Massachusetts	Toledo, Ohio
City of Industry, California(2)	Wilbraham, Massachusetts	Lansdale, Pennsylvania
Hayward, California	Grand Rapids, Michigan	Lebanon, Pennsylvania
Englewood, Colorado	Marquette, Michigan	Schuylkill Haven, Pennsylvania
Deland, Florida	Woodbury, Minnesota	Sharpsville, Pennsylvania
Miami, Florida	Billings, Montana	Spartanburg, South Carolina
Orlando, Florida	Great Falls, Montana	Sioux Falls, South Dakota
Hilo, Hawaii	North Las Vegas, Nevada	Athens, Tennessee
Honolulu, Hawaii	Reno, Nevada	Nashville, Tennessee(2)
Boise, Idaho	Florence, New Jersey	Dallas, Texas
Belvidere, Illinois	Albuquerque, New Mexico	El Paso, Texas
Harvard, Illinois	Rensselaer, New York	Houston, Texas
O’Fallon, Illinois	High Point, North Carolina	Lubbock, Texas
Rockford, Illinois	Winston-Salem, North Carolina	San Antonio, Texas
Decatur, Indiana	Bismarck, North Dakota	Salt Lake City, Utah
Huntington, Indiana	Tulsa, Oklahoma	St. George, Utah
LeMars, Iowa	Marietta, Ohio	Ashwaubenon, Wisconsin
Hammond, Louisiana	Springfield, Ohio
The majority of our manufacturing facilities also serve as distribution facilities. In addition, we have numerous distribution branches located across the country, some of which are owned but most of which are leased.
Item 3.        Legal Proceedings
Filing Under Chapter 11 of the United States Bankruptcy Code

On November 12, 2019 (the “Petition Date”), we and substantially all of our wholly owned subsidiaries (other than our Securitization Subsidiaries and foreign subsidiaries) (the “Filing Subsidiaries” and, together with the Company, the “debtors-in-possession”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The debtors-in-possession’s Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Southern Foods Group, LLC, Case No. 19-36313. Each debtor-in-possession will continue to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. See "Part II - Item7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for further discussion of these proceedings.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the debtors-in-possession, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the debtors-in-possession’s property. Subject to certain exceptions under the Bankruptcy Code, the filing of the debtors-in-possession’s Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the debtors-in-possession or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the debtors-in-possession’s bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades over-the-counter under the symbol “DFODQ.” At March 12, 2020, there were 1,822 record holders of our common stock.
Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. In February 2019, our Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Current Debt Obligations” and Note 11 to our Consolidated Financial Statements for further information regarding the terms of our senior secured credit facility, including terms restricting the payment of dividends.

Item 6.	Selected Financial Data
The following selected financial data as of and for each of the years ended December 31, 2015 to 2019 has been derived from our Consolidated Financial Statements. The selected financial data does not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto.

	Year Ended December 31
	2019	2018	2017(1)	2016(1)	2015(1)
	(Dollars in thousands, except share data)
Operating data:
Net sales(2)	$7,328,663	$7,755,283	$7,795,025	$7,710,226	$8,121,661
Cost of sales(2)	5,888,931	6,100,005	5,976,958	5,722,112	6,146,756
Gross profit(3)	1,439,732	1,655,278	1,818,067	1,988,114	1,974,905
Operating costs and expenses:
Selling and distribution	1,327,922	1,403,178	1,346,417	1,347,847	1,378,884
General and administrative	301,355	277,659	307,793	342,565	346,680
Amortization of intangibles(4)	20,600	20,456	20,710	20,752	21,653
Prepetition facility closing and restructuring costs, net	17,017	74,992	24,913	8,719	19,844
Impairment of goodwill, intangible and long-lived assets(5)	177,357	204,414	30,668	—	109,910
Other operating (income) loss(6)	—	(2,289)	—	—	—
Equity in (earnings) loss of unconsolidated affiliate(7)	(4,835)	(7,939)	—	—	—
Total operating costs and expenses	1,839,416	1,970,471	1,730,501	1,719,883	1,876,971
Operating income (loss)	(399,684)	(315,193)	87,566	268,231	97,934
Other (income) expense:
Interest expense(8)	68,730	56,443	64,961	66,795	66,813
Loss on early retirement of debt(9)	—	—	—	—	43,609
Other (income) expense, net	(3,012)	2,877	1,362	(1,215)	822
Reorganization items(10)	44,527	—	—	—	—
Total other expense	110,245	59,320	66,323	65,580	111,244
Income (loss) from continuing operations before income taxes	(509,929)	(374,513)	21,243	202,651	(13,310)
Income tax expense (benefit)(11)	(9,195)	(42,283)	(26,179)	82,034	(5,229)
Income (loss) from continuing operations	(500,734)	(332,230)	47,422	120,617	(8,081)
Income (loss) from discontinued operations, net of tax(12)	—	—	11,291	(312)	(1,095)
Gain (loss) on sale of discontinued operations, net of tax(13)	(70)	4,872	2,875	(376)	668
Net income (loss)	(500,804)	(327,358)	61,588	119,929	(8,508)
Net loss attributable to non-controlling interest(14)	862	458	—	—	—
Net income (loss) attributable to Dean Foods Company	$(499,942)	$(326,900)	$61,588	$119,929	$(8,508)
Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(5.45)	$(3.63)	$0.52	$1.33	$(0.09)
Income (loss) from discontinued operations attributable to Dean Foods Company	—	0.05	0.16	(0.01)	—
Net income (loss) attributable to Dean Foods Company	$(5.45)	$(3.58)	$0.68	$1.32	$(0.09)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(5.45)	$(3.63)	$0.52	$1.32	$(0.09)
Income (loss) from discontinued operations attributable to Dean Foods Company	—	0.05	0.15	(0.01)	—
Net income (loss) attributable to Dean Foods Company	$(5.45)	$(3.58)	$0.67	$1.31	$(0.09)
Cash dividend declared per common share	$—	$0.30	$0.36	$0.36	$0.28
Average common shares:
Basic	91,777,119	91,327,846	90,899,284	90,933,886	93,298,467
Diluted	91,777,119	91,327,846	91,273,994	91,510,483	93,298,467
Balance sheet data (at end of period):
Total assets(15)	$2,228,557	$2,118,492	$2,503,829	$2,606,227	$2,520,163
Long-term debt(15)(16)	445,055	906,344	913,199	886,051	834,573
Other long-term liabilities	65,777	184,048	203,595	276,630	272,864
Liabilities subject to compromise(17)	1,027,393	—	—	—	—
Dean Foods Company stockholders’ equity	(181,122)	302,960	655,947	610,556	545,504

(1)
Results for the years ended December 31, 2017, 2016, and 2015 have been revised to reflect the retrospective adoption of Accounting Standards Update No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost ("ASU 2017-07"). The adoption of ASU 2017-07 had no impact to net income (loss), basic earnings (loss) per share or diluted earnings (loss) per share for the years ended December 31, 2017, 2016, and 2015. See Note 1 to our Consolidated Financial Statements

(2)
As disclosed in Note 1 to our Consolidated Financial Statements, on a prospective basis, effective January 1, 2018, in connection with the adoption of ASC 606, we began reporting sales of excess raw materials within the net sales line of our Consolidated Statements of Operations. Historically, we presented sales of excess raw materials as a reduction of cost of sales within our Consolidated Statements of Operations. Sales of excess raw materials included in net sales were $380.3 million in the twelve months ended December 31, 2019.

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

(5)
Results for 2019 include non-cash impairment charges of $155.9 million related to property, plant and equipment at certain of our production facilities and $21.5 million related to one of our indefinite-lived trademarks. Results for 2018 include a non-cash goodwill impairment of $190.7 million and non-cash impairment charges of $13.7 million related to property, plant and equipment at certain of our production facilities. Results for 2017 include non-cash impairment charges of $30.7 million related to property, plant and equipment at certain of our production facilities, and certain assets that are not expected to generate a future economic benefit. During the first quarter of 2015, we approved the launch of DairyPure®, our national white milk brand. In connection with the approval of the launch of DairyPure®, we changed our indefinite lived trademarks to finite lived, resulting in a triggering event for impairment testing purposes. Based upon our analysis, we recorded a non-cash impairment charge of $109.9 million. See Notes 7 and 18 to our Consolidated Financial Statements.

(6)
Results for 2018 include a $2.3 million gain from the re-measurement of our investment in Good Karma in connection with a step-acquisition on June 29, 2018. See Note 4 to our Consolidated Financial Statements.

(7)
Results for 2019 include $4.8 million of equity in earnings of our Organic Valley Fresh joint venture. Results for 2018 include $7.9 million of equity in earnings of our Organic Valley Fresh joint venture. See Note 4 to our Consolidated Financial Statements.

(8)
Results for 2019 include a charge of $3.8 million related to the write-off of deferred financing costs in connection with the amendments to our senior secured revolving credit facility and receivables securitization facility. Results for 2017 include a charge of $1.1 million related to the write-off of deferred financing costs in connection with the amendments to our senior secured revolving credit facility and receivables securitization facility.

(9)
In March 2015, we redeemed the remaining $476.2 million principal amount of our outstanding senior notes due 2016 at a total redemption price of approximately $521.8 million. As a result, we recorded a $38.3 million pre-tax loss on early retirement of long-term debt in the first quarter of 2015.

(10)
Results for 2019 include reorganization costs of $19.6 million write-off of prepetition deferred financing costs, $18.7 million of professional fees and $6.2 million of DIP Credit Agreement financing fees. See Note 2 to our Consolidated Financial Statements.

(11)	Results for 2017 include a one-time net income tax benefit of $43.7 million associated with the December 22, 2017 enactment of the Tax Cuts and Jobs Act (the "Tax Act").

(12)
Income (loss) from discontinued operations shown in the table above includes the operating results and certain other directly attributable expenses, including interest expense, related to the disposition of Morningstar and the spin-off of WhiteWave in 2013. See Note 4 to our Consolidated Financial Statements.

(13)	Amounts for each of the five years relate to the disposition of Morningstar and the spin-off of WhiteWave in 2013. See Note 4 to our Consolidated Financial Statements.

(14)
Results for 2019 include the net loss attributable to the non-controlling interest in Good Karma of $0.9 million. Results for 2018 include the net loss attributable to the non-controlling interest in Good Karma of $0.5 million. Good Karma's results of operations have been consolidated in our Consolidated Statement of Operations from the step-acquisition on June 29, 2018. See Note 4 to our Consolidated Financial Statements.

(15)
Beginning in the first quarter of 2016, unamortized debt issuance costs, not related to revolving credit agreements, of $6.8 million and $7.9 million as of December 31, 2016 and 2015, respectively, were reclassified from other assets and netted against the outstanding debt balance due to the retrospective effect of ASU No. 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.

(16)	Includes the current portion of long-term debt.

(17)
Refers to prepetition obligations which may be affected by the Chapter 11 process. Includes $700.0 million of senior notes due 2023, $181.1 million of accounts payable, $100.1 million of other accrued expenses and $31.8 million of accrued postretirement obligations other than pensions as of December 31, 2019. See Note 2 to our Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
A wide range of factors relating to our voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Code ("Chapter 11") could materially affect future developments and performance, including but not limited to:

•	our ability to continue as a going concern;

•
our ability to successfully consummate any proposed sale of the business pursuant to Section 363 of the Bankruptcy Code to a potential acquirer through a sale process in Chapter 11 and, if consummated, to obtain an adequate price;

•	our ability to successfully complete a reorganization under Chapter 11 and emerge from bankruptcy;

•	the effects of the Chapter 11 Cases on us and on the interests of various constituents;

•	bankruptcy court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general;

•	the length of time the Company will operate under the Chapter 11 Cases;

•	risks associated with third-party motions in the Chapter 11 Cases;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

•	increased legal and other professional costs necessary to execute our reorganization;

•	our ability to comply with the restrictions imposed by our Debtor-in-Possession Credit Agreement, our Receivables Securitization Facility and other financing arrangements;

•	the consequences of the acceleration of our debt obligations;

•
employee attrition and our ability to retain senior management and key personnel due to the distractions and uncertainties, including our ability to provide adequate compensation and benefits during the Chapter 11 Cases;

•	the likely cancellation of our common stock in the Chapter 11 Cases;

•	the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases;

•	the diversion of management's attention as a result of the Chapter 11 Cases; and

•	volatility of our financial results as a result of the Chapter 11 Cases.
Business Overview
We are a leading food and beverage company and the largest processor and direct-to-store distributor of fresh fluid milk and other dairy and dairy case products in the United States, with a vision to be the most admired and trusted provider of wholesome, great-tasting dairy products at every occasion. We manufacture, market and distribute a wide variety of branded and private label dairy and dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our consolidated net sales totaled $7.3 billion in 2019. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers' locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated DSD systems in the United States. We sell our products primarily on a local or regional basis through our local and regional sales forces, and in some instances, with the assistance of brokers. Some national customer relationships are coordinated by our centralized corporate sales department.
Our Reportable Segment
We have aligned our leadership team, operating strategy, and sales, logistics and supply chain initiatives into a single operating and reportable segment. Unless stated otherwise, any reference to income statement items in our financial statements refers to results from continuing operations.
Recent Developments
See “Part I — Item 1. Business — Developments Since January 1, 2019” for further information regarding recent developments that have impacted our financial condition and results of operations.

Matters Affecting Comparability

Our discussion of the results of operations for the twelve months ended December 31, 2019 and 2018 is affected by our adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), on January 1, 2018. Historically, we presented sales of excess raw materials as a reduction of cost of sales within our Consolidated Statements of Operations. On a prospective basis, effective January 1, 2018, in connection with the adoption of ASC 606, we began reporting sales of excess raw materials within the net sales line of our Consolidated Statements of Operations.

Sales of excess raw materials included in net sales were $380.3 million and $515.2 million in the twelve months ended December 31, 2019 and 2018, respectively. Sales of excess raw materials included as a reduction to cost of sales were $606.9 million in the twelve months ended December 31, 2017. See Notes 1 and 3 to our Consolidated Financial Statements for additional information.
Results of Operations
Our key performance indicators are brand mix and achieving low cost, which are reflected in gross margin and operating income, respectively. We evaluate our financial performance based on operating income or loss before gains and losses on the sale of businesses, prepetition facility closing and restructuring costs, asset impairment charges, litigation settlements and other nonrecurring gains and losses. The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Year Ended December 31
	2019		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$7,328.7	100.0%	$7,755.3	100.0%	$7,795.0	100.0%
Cost of sales	5,888.9	80.4	6,100.0	78.7	5,976.9	76.7
Gross profit(1)	1,439.8	19.6	1,655.3	21.3	1,818.1	23.3
Operating costs and expenses:
Selling and distribution	1,327.9	18.1	1,403.2	18.1	1,346.4	17.3
General and administrative	301.4	4.1	277.6	3.6	307.8	3.9
Amortization of intangibles	20.6	0.3	20.5	0.3	20.7	0.3
Prepetition facility closing and restructuring costs, net	17.0	0.3	75.0	1.0	24.9	0.3
Impairment of goodwill and long-lived assets	177.4	2.4	204.4	2.6	30.7	0.4
Other operating income	—	—	(2.3)	(0.1)	—	—
Equity in (earnings) loss of unconsolidated affiliate	(4.8)	(0.1)	(7.9)	(0.1)	—	—
Total operating costs and expenses	1,839.5	25.1	1,970.5	25.4	1,730.5	22.2
Operating income (loss)	$(399.7)	(5.5)%	$(315.2)	(4.1)%	$87.6	1.1%

(1)
As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net Sales — The change in net sales was due to the following:

Year Ended December 31, 2019 vs. 2018
(In millions)
Volume	$(873.5)
Pricing and product mix changes	436.7
Acquisitions	10.2
Total decrease	$(426.6)
Net sales decreased $426.6 million, or 5.5%, during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to fluid milk volume declines from year-ago levels, partly offset by increased pricing, as a result of increases in dairy commodity costs from year-ago levels and pricing actions taken during the year ended December 31, 2019 to offset inflation. On average, during 2019, the Class I price was 14.5% above prior-year levels. Fluid milk volume declines were driven predominantly by customer losses, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products. Net sales declines were further offset by volumes associated with the acquisition and consolidation of Good Karma into our Consolidated Financial Statements on June 29, 2018, which contributed $19.8 million to net sales during 2019 as compared to $9.7 million during 2018. Net sales during the year ended December 31, 2018 reflect 186 days of Good Karma's operations.
We generally increase or decrease the prices of our private label fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. We manage the pricing of our branded fluid milk products on a longer-term basis, balancing consumer demand with net price realization, but in some cases, we are subject to the terms of our sales agreements with respect to the means and/or timing of price increases, which can negatively impact our profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2019 compared to 2018:

	Year Ended December 31*
	2019	2018	% Change
Class I mover(1)	$16.99	$14.84	14.5%
Class I raw skim milk mover(1)(2)	8.39	6.23	34.7
Class I butterfat mover(2)(3)	2.54	2.52	0.8
Class II raw skim milk minimum(1)(4)	8.24	6.15	34.0
Class II butterfat minimum(3)(4)	2.52	2.53	(0.4)

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
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $211.1 million, or 3.5%, during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to the volume declines discussed above. This overall decrease was partly offset by higher dairy commodity costs. On average, the Class I price was 14.5% above prior-year levels.

Gross Profit — Our gross margin decreased to 19.6% in 2019 as compared to 21.3% in 2018. The decrease was primarily due to the volume deleverage and Class I raw milk inflation discussed above.
Operating Costs and Expenses — Our operating expenses decreased $131.1 million, or 6.7%, during the year ended December 31, 2019 in comparison to the year ended December 31, 2018. Significant changes to operating costs and expenses in the year ended December 31, 2019 as compared to the year ended December 31, 2018 include the following:

•
Selling and distribution costs decreased by $75.3 million in comparison to the prior year primarily due to decreases in advertising and marketing costs of approximately $22.3 million, employee-related costs of approximately $18.3 million, fuel costs of approximately $13.6 million, and freight costs of approximately $13.3 million.

•
General and administrative costs increased by $23.7 million during the year ended December 31, 2019, primarily due to increases in professional fees and separation charges related to the previously disclosed departure of certain executive officers.

•	Prepetition facility closing and restructuring costs decreased by $58.0 million during the year ended December 31, 2019. See Note 18 to our Consolidated Financial Statements.

•
We recorded total impairment charges of $177.4 million during the year ended December 31, 2019. This amount includes impairment charges of $21.5 million to one of our indefinite-lived trademarks. Total impairment charges during the year ended December 31, 2018 of $204.4 million include the full impairment of our goodwill of $190.7 million. See Note 7 to our Consolidated Financial Statements. We also recorded impairment charges to our property, plant and equipment of $155.9 million and $13.7 million during the years ended December 31, 2019 and 2018, respectively. See Note 18 to our Consolidated Financial Statements.

•	We recorded $4.8 million of equity in the earnings of our Organic Valley Fresh joint venture during the year ended December 31, 2019. See Note 4 to our Consolidated Financial Statements.
Other (Income) Expense — Other expense increased $50.9 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily due to $44.5 million of reorganization items recorded in 2019 as a result of our Chapter 11 bankruptcy filing. We also had higher interest expense during 2019 compared to the prior year, related to the write off of deferred financing costs for $3.8 million and higher interest rates on our new DIP credit agreement.
Income Taxes — Income tax benefit of $9.2 million was recorded at an effective rate of 1.8% for 2019 compared to a 11.3% effective tax rate in 2018. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2019, our effective tax rate was impacted by an increase to tax expense of $118.1 million due to the change in valuation allowances recorded against both federal and state deferred tax assets. In 2018, our effective tax rate was impacted by a decrease in tax benefit of $35.1 million related to the non-deductible portion of the goodwill impairment charge and an increase to tax expense of $17.4 million due to a change in valuation allowance primarily related to state deferred tax assets.
In 2019, excluding the $118.1 million of tax expense related to our valuation allowance, our effective tax rate in 2019 would have been 25.0%. In 2018, excluding the net tax expense of $35.1 million related to the goodwill impairment and the $17.4 million tax expense related to our valuation allowance, our effective tax rate in 2018 would have been 25.3%.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Sales — The change in net sales was due to the following:

Year Ended December 31, 2018 vs. 2017
(In millions)
Volume, pricing and product mix changes	$(573.3)
Acquisitions	18.4
Sales of excess raw materials	515.2
Total decrease	$(39.7)
Net sales decreased $39.7 million, or 0.5%, during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to fluid milk volume declines from year-ago levels, largely offset by the change in reporting of sales of excess raw materials of $515.2 million during 2018. Excluding the impact of sales or excess raw materials, net sales decreased $554.9 million, or 7.1%. Fluid milk volume declines were driven predominantly by the loss of volume from two large retailers, overall category declines and lower branded fluid milk volumes due to continued retailer investment in private label products. Net sales were further impacted by decreased pricing, as a result of decreases in dairy commodity costs from 2017 levels. On average, during the year ended December 31, 2018, the Class I price was 9.8% below prior-year levels. Net sales declines were partially offset by volumes associated with the Uncle Matt's and Good Karma acquisitions, which contributed $26.4 million to net sales during 2018 as compared to $8.0 million associated with the Uncle Matt's acquisition during 2017. The Uncle Matt's acquisition closed on June 22, 2017 and net sales during the year ended December 31, 2017 reflect 193 days of Uncle Matt's operations. The Good Karma acquisition closed on June 29, 2018 and net sales during the year ended December 31, 2018 reflect 186 days of Good Karma's operations.
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
Cost of Sales — Cost of sales increased $123.0 million, or 2.1% during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to the change in reporting of sales of excess raw materials discussed above. Excluding the impact of sales of excess raw material, costs of sales decreased $392.1 million, or 6.6%, primarily due to decreased dairy commodity costs. The Class I price was 9.8% below prior-year levels. This decrease was partially offset by higher non-dairy commodity costs and higher than expected transitory costs related to our plant closure activities.
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

•
Prepetition facility closing and restructuring costs increased by $50.1 million primarily due to costs associated with asset write-downs and other charges in connection with our accelerated facility closure activities. See Note 18 to our Consolidated Financial Statements.

•
We recorded total impairment charges of $204.4 million during the year ended December 31, 2018. This amount includes the full impairment of our goodwill of $190.7 million. There were no goodwill impairment charges during the year ended December 31, 2017. See Note 7 to our Consolidated Financial Statements. We also recorded impairment charges to our long-lived assets of $13.7 million and $30.7 million during the years ended December 31, 2018 and 2017, respectively. See Note 18 to our Consolidated Financial Statements.

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
Income Taxes — Income tax benefit was recorded at an effective rate of 11.3% for 2018 compared to a (123.2)% effective tax rate in 2017. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2018, our effective tax rate was significantly impacted by a decrease in tax benefit of $35.1 million related to the non-deductible portion of the goodwill impairment charge and an increase to tax expense of $17.4 million due to a change in valuation allowance primarily related to state deferred tax assets. In 2017, our effective tax rate was significantly impacted by the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), which resulted in a one-time benefit of $45.8 million related to the revaluation of our deferred tax assets and liabilities, partly offset by the recognition of a $2.1 million income tax expense associated with the mandatory deemed repatriation of our foreign earnings.
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

Liquidity and Capital Resources
The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under all of our material debt instruments. As a result, we are no longer able to borrow under our Senior Secured Revolving Credit Facility. In addition, pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the debtors-in-possession, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the debtors-in-possession’s property. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under the Debt Instruments, creditors are stayed from taking action as a result of these defaults, other than with respect to our Securitization Subsidiaries. Additionally, under Section 502(b)(2) of the Bankruptcy Code, and subject to the terms of the DIP orders providing for adequate protection payments to certain of our prepetition lenders, we are no longer required to pay interest on the prepetition Debt Instruments accruing on or after the Petition Date.
The following table provides a summary of our total liquidity (in thousands):

December 31, 2019
Cash and cash equivalents (1)	$80,011
Availability under debtors-in-possession financing (2)	92,427
Total liquidity (3)	$172,438

(1)	As of December 31, 2019, $4.8 million of the $80.0 million of our cash and cash equivalents was attributable to our foreign operations.

(2)
The $92.4 million is the combined available future borrowing capacity under our DIP Credit Agreement and amended and restated Receivables Securitization Facility, subject to compliance with the covenants in such credit agreements.

(3)
Based on our current financial forecasts, we believe that our cash on hand, cash generated from the results of our operations and funds available under our debtors-in-possession financing will be sufficient to fund anticipated cash requirements until a Chapter 11 plan of reorganization is confirmed for minimum operating and capital expenditures and for working capital purposes. However, given the current level of volatility in the market, uncertainty regarding our ability to complete a sale of the Company, the operation of our business and the commercial decisions of counter parties in the context of bankruptcy, as well as the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate.

Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. From 2015 through 2018, all awards of restricted stock units, performance stock units and phantom shares provide for cash dividend equivalent units, which vest in cash at the same time as the underlying award. In February 2019, our Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. As a result, no dividends were paid during the year ended December 31, 2019. Quarterly dividends of $0.09 per share were paid in each quarter of 2018 through September 30, 2018, and a quarterly dividend of $0.03 per share was paid in December 2018, totaling approximately $27.4 million for the year ended December 31, 2018. Quarterly dividends of $0.09 per share were paid in each quarter of 2017, totaling approximately $32.7 million for the year ended December 31, 2017. Dividends are presented as a reduction to retained earnings in our Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital. See Note 13 to our Consolidated Financial Statements.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the last three years:

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Cash flows provided by (used in):
Operating activities	$(47,336)	$152,962	$144,799
Investing activities	(83,415)	(109,224)	(134,986)
Financing activities	186,586	(36,074)	(11,281)
Net increase (decrease) in cash and cash equivalents	$55,835	$7,664	$(1,468)
Operating Activities
Cash used in operating activities was $47.3 million during the year ended December 31, 2019 compared to cash provided by operating activities of $153.0 million and 144.8 million during the years ended December 31, 2018 and December 31, 2017, respectively. The 2019 change was primarily attributable to lower operating income and higher dairy commodity costs. The 2018 change was primarily attributable to lower dairy commodity costs and better working capital management in comparison to the prior year, partially offset by lower operating income in 2018. Additionally, we made a discretionary pension contribution of $38.5 million to our company-sponsored pension plans in 2017.
Investing Activities
Cash used in investing activities was 83.4 million in the year ended December 31, 2019 compared to 109.2 million and 135.0 million for the years ended December 31, 2018 and December 31, 2017, respectively. The decrease in 2019 was primarily attributable to lower capital expenditures of $26.0 million, partially offset by a reduction of proceeds from the sale of fixed assets of $13.5 million in comparison to 2018. The decrease was also partially caused by the purchase price, net of cash acquired, of $13.3 million paid for the Good Karma acquisition, which closed in the second quarter of 2018. The decrease in 2018 was primarily attributable to $15.1 million of higher proceeds from the sales of fixed assets in 2018 as compared to 2017. Additionally, the purchase price, net of cash acquired, for the Uncle Matt's acquisition was $21.6 million, which closed in the second quarter of 2017, and other investments were $11.0 million in 2017, as compared to the purchase price, net of cash acquired, of $13.3 million paid for the Good Karma acquisition in 2018. Partially offsetting these decreases, capital expenditures were $8.6 million higher in 2018 compared to 2017.

Financing Activities
Cash provided by financing activities was $186.6 million in the year ended December 31, 2019 compared to cash used in financing activities of $36.1 million and $11.3 million in the years ended December 31, 2018 and December 31, 2017, respectively. The change in 2019 was primarily attributable to net debt proceeds of $227.7 million in 2019 as compared to net debt repayments of $8.0 million in 2018. Net debt proceeds were partially offset by payments of financing costs related to our new DIP financing and amendments to our existing credit facilities of $40.6 million in the year ended December 31, 2019. The change in 2019 cash from financing activities was also partially caused by dividend payments of $27.4 million in the year ended December 31, 2018. The change in 2018 was primarily attributable net debt repayments of $8.0 million in 2018 as compared to net debt proceeds of $23.8 million in 2017, partially offset by a decrease of $5.3 million in cash dividends paid in 2018 compared to 2017.
Current Debt Obligations
Our debt obligations consist of outstanding borrowings and letters of credit issued under our DIP credit facility, receivables securitization facility, our Dean Foods Company Senior Notes Due 2023 and our capital lease obligations, each of which are described more fully below.
Senior Secured Debtor-in-Possession Credit Facility — On November 14, 2019, the Bankruptcy Court entered an order approving, on an interim basis, the financing to be provided pursuant to the DIP Credit Agreement. The DIP Credit Agreement was entered into by and among the Company, as borrower, the DIP Lenders and Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent for the DIP Lenders. A final order approving the agreement was entered by the Court on December 23, 2019.
The DIP Credit Agreement provides for a senior secured superpriority debtor-in-possession credit facility in the aggregate principal amount of up to $425 million consisting of (i) a new money revolving loan facility in an aggregate principal amount of approximately $236.2 million, which may be in the form of revolving loans or, subject to a sub-limit of $25 million, the form of letters of credit and (ii) term loans refinancing the aggregate principal amount of all outstanding loans under our prepetition Credit Agreement as of the Petition Date.
In connection with the execution of the DIP Credit Agreement, we paid certain arrangement fees of approximately $14.0 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
As of December 31, 2019, we had total outstanding borrowings of $258.8 million under the DIP Credit Agreement, consisting of $188.8 million outstanding for our term loans portion and $70.0 million outstanding for our revolving loan facility portion. Our average daily balance under the DIP Credit Agreement during the year ended December 31, 2019 was $200.9 million. There were no letters of credit issued under the DIP Credit Agreement as of December 31, 2019.
Our obligations under the DIP Facility are guaranteed by all of our subsidiaries that are debtors-in-possession in the Chapter 11 Cases. In addition, subject to the terms of the final order entered on December 20, 2019, the claims of the DIP Lenders are (i) entitled superpriority administrative expense claim status and (ii) subject to certain customary exclusions in the credit documentation, secured by (x) a perfected first priority lien on all property of the Loan Parties not subject to valid, perfected and non-avoidable liens in existence on the Petition Date, (y) a perfected first priority priming lien on collateral under the Senior Secured Revolving Credit Facility and (z) a perfected junior lien on all property of the Loan Parties and the proceeds thereof that are subject to valid, perfected and non-avoidable liens in existence on the Petition Date or valid and non-avoidable liens in existence on the Petition Date that are perfected subsequent to the Petition Date to the extent permitted by Section 546(b) of the Bankruptcy Code, in each case subject to a carve-out for the debtors-in-possession’s professional fees and certain liens permitted by the terms of the DIP Credit Agreement.
The scheduled maturity date of the DIP facility is August 14, 2020. However, we may elect to extend the scheduled maturity date by an additional three months subject to the satisfaction of certain conditions, including the payment of an extension fee of 0.50% of the aggregate principal amount of the DIP loans and commitments outstanding. The DIP loans bear interest at an interest rate per annum equal to, at the Company's option (i) LIBOR plus 7.0% or (ii) the base rate plus 6.0%. In addition, borrowings under the DIP revolving facility are limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount is equal to 65% of the appraised value of certain of our real property and equipment less the carve-out amount and the aggregate principal amount of DIP Term Loans. Our ability to borrow is also limited by the condition that our unrestricted cash (less budgeted disbursements for the immediately succeeding week and the carve-out) does not exceed $30 million after giving effect to such borrowing.
Under the DIP Credit Agreement, we may make optional prepayments of the DIP Loans, in whole or in part, without penalty (other than applicable breakage and redeployment costs and the payment of certain other fees as more fully set forth in the DIP Credit Agreement). In addition, subject to certain exceptions and conditions described in the DIP Credit Agreement, we are obligated to prepay the obligations thereunder with the net cash proceeds of certain asset sales and with casualty insurance proceeds. Furthermore, we are required to prepay obligations to the extent (i) revolving exposure under the DIP revolving facility exceeds the greater of the revolving commitments and the borrowing base or (ii) our unrestricted cash (less budgeted disbursements for the immediately succeeding week and the carve-out) exceeds $30 million for a period of 5 consecutive business days.
The DIP Credit Agreement also contains customary representations, warranties and covenants that are typical and customary for debtors-in-possession facilities of this type, including, but not limited to, specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreement also contains customary events of default, including as a result of certain events occurring in the Chapter 11 Cases. Furthermore, the DIP Credit Agreement requires us to comply with a variance covenant that compares actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the DIP budgets delivered to the DIP agent and DIP lenders on or prior to the closing date and updated periodically thereafter pursuant to the terms of the DIP Credit Agreement.
In addition, on February 10, 2020, the Company entered into the first amendment to the DIP Credit Agreement (the “First DIP Amendment”) to extend several of the milestone dates set forth in the DIP Credit Agreement, including extending from February 10, 2020 to February 24, 2020 the date by which the Company must elect whether it intends to pursue a sale of its assets under Section 363 of Title 11 of the U.S. Code or a plan of reorganization, and if it elects a sale to file a motion seeking approval thereof.
Dean Foods Receivables Securitization Facility — We have a $425 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes.
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
On November 14, 2019, we amended and restated the Existing RPA to continue the receivables securitization facility during the Chapter 11 cases. The amendment and restatement had been previously approved pursuant to an interim order entered by the Bankruptcy Court on November 13, 2019. The amendment and restatement, among other things, (i) modifies certain covenants, representations, events of default and cross defaults arising as a result of the commencement of the Chapter 11 Cases, (ii) modifies the other rights and obligations of the parties to the facility in order to give effect to, and in certain instances be subject to, orders of the Court from time to time, (iii) reduces the total size of the facility from $450 million to $425 million, with a corresponding reduction to availability thereunder, (iv) modifies certain pricing terms and fees payable under the facility, (v) makes certain other amendments, including in order to give effect to future issuances of letters of credit and (vi) grants superpriority administrative expense claim status to certain indemnification, performance guaranty and other obligations of certain of the debtors-in-possession under the receivables securitization facility documents. It also adjusted the maturity date to August 14, 2020. The Bankruptcy Court approved this amendment and restatement pursuant to a final order on December 20, 2019.
On February 10, 2020, we further amended the receivables purchase agreement to give effect to the First DIP Amendment for purposes of our compliance with the covenants under the receivables securitization facility.
In connection with the amendments to the receivables purchase agreement during the year, we paid certain arrangement fees of approximately $10.8 million to lenders and other fees of approximately $0.6 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $2.2 million of unamortized deferred financing costs in connection with the amendments.
The receivables purchase agreement contains covenants consistent with those contained in the prior Credit Agreement.
Based on the monthly borrowing base formula, we had the ability to borrow up to $425.0 million of the total commitment amount under the receivables securitization facility as of December 31, 2019. The total amount of receivables sold to these entities as of December 31, 2019 was $530.1 million. During the year ended December 31, 2019, we borrowed $0.7 billion and repaid $0.7 billion under the facility with a remaining balance of $180.0 million as of December 31, 2019. In addition to letters of credit in the aggregate amount of $236.7 million that were issued but undrawn, the remaining available borrowing capacity was $8.3 million at December 31, 2019. Our average daily balance under this facility during the year ended December 31, 2019 was $246.0 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
In connection with the issuance of the 2023 Notes, we paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.8 million, which were deferred and netted against the outstanding debt balance, and were amortized to interest expense over the remaining term of the 2023 Notes. In connection with the bankruptcy filing, we wrote off $3.6 million of unamortized deferred financings costs.
The 2023 Notes are our senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the Credit Facility.
The 2023 Notes were scheduled to mature on March 15, 2023. However, as a result of the Bankruptcy Petitions, the payment obligations under the 2023 Notes were accelerated.
The carrying value under the 2023 Notes at December 31, 2019 was $700.0 million. Due to the unsecured nature of the 2023 Notes, the full amount outstanding was reclassified to Liabilities Subject to Compromise on the Consolidated Balance Sheets and is no longer included as part of long-term debt. See Note 2 for additional information.
See Note 12 for information regarding the fair value of the 2023 Notes as of December 31, 2019 and 2018.
Capital Lease Obligations and Other — Capital lease obligations of $6.3 million and $1.6 million as of December 31, 2019 and 2018, respectively, were primarily comprised of our leases for information technology equipment. See Note 20.

Contractual Obligations and Other Long-Term Liabilities
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease and certain other contractual obligations at December 31, 2019.

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
	(in millions)
Receivables securitization facility(1)	$180.0	$180.0	$—	$—	$—	$—	$—
DIP Facility (1)	258.8	258.8	—	—	—	—	—
Purchase obligations(2)	358.0	185.1	36.1	34.2	34.2	34.2	34.2
Operating leases(3)	335.9	101.3	76.0	54.7	40.1	27.9	35.9
Capital leases(4)	6.3	1.7	1.3	1.1	0.9	0.4	0.9
Interest payments(5)	58.0	58.0	—	—	—	—	—
Benefit payments(6)	380.1	21.2	21.5	22.0	22.1	22.5	270.8
Total(7)	$1,577.1	$806.1	$134.9	$112.0	$97.3	$85.0	$341.8

(1)
Represents amounts outstanding under our receivables securitization facility and DIP Facility at December 31, 2019. As of December 31, 2019, the maturity date for these facilities was August 14, 2020. On November 14, 2019, the Bankruptcy Court entered an order approving, on an interim basis, the DIP Facility, which refinanced and effectively replaced our Senior Secured Revolving Credit Facility, and the amended Receivables Securitization Facility. A final order approving the DIP Facility and Receivables Securitization Facility was entered on December 20, 2019.

(2)
Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including raw milk, diesel fuel, sugar and cocoa powder. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients.

(3)
Represents future minimum lease payments under non-cancelable operating leases with terms more than one year related to our distribution fleet, corporate offices and certain of our manufacturing and distribution facilities. See Note 20 to our Consolidated Financial Statements for more detail about our lease obligations.

(4)
Represents future payments, including interest, under capital leases related to information technology equipment. See Note 20 to our Consolidated Financial Statements for more detail about our lease obligations.

(5)
Includes fixed rate interest obligations and interest on variable rate debt based on the outstanding balances and interest rates in effect at December 31, 2019. Interest that may be due in the future on variable rate borrowings under the Credit Facility and receivables securitization facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

(6)
Represents expected future benefit obligations of $348.3 million and $31.8 million related to our company-sponsored pension plans and postretirement healthcare plans, respectively. In addition to our company-sponsored plans, we participate in certain multiemployer defined benefit plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $29.0 million, $27.2 million and $29.2 million during the years ended December 31, 2019, 2018 and 2017, respectively; however, the future cost of the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Because the amount of future contributions we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 16 to our Consolidated Financial Statements.

(7)	The table above excludes our liability for uncertain tax positions of $4.8 million because the timing of any related cash payments cannot be reasonably estimated.

Pension and Other Postretirement Benefit Obligations
We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. In 2019 and 2018, we made contributions of $0.7 million and $0.8 million, respectively, to our defined benefit pension plans.
Our pension plan assets are primarily comprised of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In accordance with Accounting Standards related to “Employers’ Accounting for Pensions,” changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2019 and 2018, we recorded non-cash pension expense of $9.2 million and $5.5 million, respectively, substantially all of which was attributable to periodic expense.
Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.
The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate for our pension plan obligations decreased from 4.38% at December 31, 2018 to 3.35% at December 31, 2019. We expect that our net periodic benefit cost in 2020 will be lower than 2019. We do not currently expect to make any contributions to the pension plans in 2020.
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
At December 31, 2019, our master trust was invested as follows: investments in equity securities were at 31%; investments in fixed income were at 69%; and cash equivalents were less than 1%. We believe the allocation of our master trust investments as of December 31, 2019 is generally consistent with the targets set forth by our Investment Committee.
See Notes 16 and 17 to our Consolidated Financial Statements for additional information regarding retirement plans and other postretirement benefits.
Other Commitments and Contingencies
In 2001, in connection with our acquisition of Legacy Dean, we purchased DFA's 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of cost control and supply chain efficiency, we continue to evaluate our sources of raw milk supply.

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
See Note 20 to our Consolidated Financial Statements for more information regarding our commitments and contingent obligations.
Future Capital Requirements
During 2020, we intend to invest a total of approximately $85 million to $115 million in capital expenditures, primarily in support of our existing manufacturing facilities. For 2020, we expect cash interest to be approximately $39 million to $40 million based upon current debt levels and projected forward interest rates under our DIP Credit Facility and Receivables Securitization Facility. Cash interest excludes amortization of deferred financing fees of approximately $20 million.
At March 12, 2020, the Receivables Securitization Facility was fully utilized between borrowings and standby letters of credit, with $161.2 million also available under the DIP Credit Facility, subject to compliance with the covenants in our credit agreements. Availability under the Receivables Securitization Facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements and other adjustments as described in our amended and restated receivables purchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. Availability under the DIP Credit Facility is calculated using the borrowing base availability less current borrowings and outstanding letters of credit. There are currently no letters of credit outstanding under the DIP Credit Facility.
Known Trends and Uncertainties
Filing Under Chapter 11 of the United States Bankruptcy Code
On the Petition Date, the debtors-in-possession filed the Bankruptcy Petitions under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Southern Foods Group, LLC, Case No. 19-36313. Each debtor-in-possession will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. For further information on the risks and uncertainties associated with the Bankruptcy Petitions, see "Item 1A. Risk Factors".
Going Concern
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
During the year ended December 31, 2019, we experienced fluid milk volume declines from year-ago levels, driven predominantly by customer losses and overall category declines. We expect volume and mix challenges to continue into 2020.

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
Prices for conventional raw milk during the fourth quarter of 2019 were approximately 18% higher than year-ago levels and increased approximately 5% sequentially from the third quarter of 2019. We are currently projecting Class I raw milk costs to increase during 2020 as compared to 2019. Commodity price changes primarily impact our branded business as the changes in raw milk costs are essentially a pass-through cost on our private label products. Given the multitude of factors that influence the dairy commodity environment, we expect the volatility of raw milk prices to continue.
Fuel, Resin and External Freight Costs — We purchase diesel fuel to operate our extensive DSD system, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. The prices of diesel and resin are subject to fluctuations based on changes in petroleum feed stock prices. Additionally, in some cases we incur expenses associated with utilizing third-party carriers to deliver our products. The expenses we incur for external freight may vary based on capacity, carrier acceptance rates and other factors. During the year ended December 31, 2019, we experienced a decline in fuel, external freight and resin costs. Overall freight and fuel expense and usage was down in the year ended December 31, 2019 primarily driven by lower volume and network optimization activities. We expect the favorability for resin to continue and for freight and fuel costs to remain stable into the first quarter of 2020.
Tax Rate
The income tax benefit of $9.2 million was recorded at an effective rate of 1.8% for 2019 compared to a 11.3% effective tax rate in 2018. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2019, our effective tax rate was impacted by an increase to tax expense of $118.1 million due to the change in valuation allowance recorded against both federal and state deferred tax assets. In 2018, our effective tax rate was impacted by a decrease in tax benefit of $35.1 million related to the non-deductible portion of the goodwill impairment charge and an increase to tax expense of $17.4 million due to a change in valuation allowance primarily related to state deferred tax assets.
In 2019, excluding the $118.1 million of tax expense related to our valuation allowance, our effective tax rate in 2019 would have been 25.0%. In 2018, excluding the net tax expense of $35.1 million related to the goodwill impairment and the $17.4 million tax expense related to our valuation allowance, our effective tax rate in 2018 would have been 25.3%.
We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including net operating loss carryforwards. A valuation allowance is recorded against deferred tax assets to reduce the net carrying value when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our assessment is made on a jurisdiction-by-jurisdiction basis. In making such a determination, we consider the future reversals of taxable temporary differences, projected future taxable income, and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.
The effective tax rate for 2020 and beyond could vary based upon our profitability level and the relative earnings of our business units and is also subject to change based on our assessment of the realizability of our deferred tax assets.

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

Goodwill and indefinite-lived trademarks are evaluated for impairment quarterly and when circumstances arise that indicate a possible impairment to ensure that the carrying value is recoverable. An indefinite-lived trademark is impaired if its book value exceeds its estimated fair value. Goodwill is evaluated for impairment if we determine that it is more likely than not that the book value of a reporting unit exceeds its estimated fair value.

Finite-lived intangible assets are evaluated for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

Goodwill was zero as of December 31, 2019 (the gross carrying value was $2.26 billion and accumulated goodwill impairment was $2.26 billion).

Intangible assets totaled $111.5 million as of December 31, 2019 after a $21.5 million non-cash impairment charge recorded in 2019.

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

In the fourth quarter of 2019, we recorded a $21.5 million impairment charge to reduce the carrying value of one of our indefinite-lived trademarks to its $30.5 million estimated fair value. The impairment was the result of declining volume and projected future cash flows.

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

The results of our 2019 impairment analysis indicated an impairment of our property, plant, and equipment at 13 of our production facilities, totaling $155.9 million. The impairments were the result of declines in operating cash flows at these production facilities on both a historical and forecasted basis. Additionally, within prepetition facility closing and restructuring costs, we recognized $5.1 million of impairment charges during the year ended December 31, 2019 related to the write-down of property, plant and equipment at facilities approved for closure.

Our property, plant and equipment, net of accumulated depreciation, totaled $820.4 million as of December 31, 2019.

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

At December 31, 2019, we recorded accrued liabilities related to these retained risks of $93.5 million, including both current and long-term liabilities.

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

43

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

At December 31, 2019, our liability for uncertain tax positions, including accrued interest, was $4.8 million, and our valuation allowance was $155.8 million.

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

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would result in an increase in our annual pension expense of $0.7 million and $0.5 million, respectively.

A 1% increase in assumed healthcare costs trends would increase the aggregate postretirement medical obligation by approximately $3.3 million.

44

Recent Accounting Pronouncements
See Note 1 to our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to commodity price fluctuations, including raw milk, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products, including utilities, natural gas, resin and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases. In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts with our qualified banking partners or exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Our open commodity derivatives recorded at fair value on our balance sheet were at a net liability position of $0.8 million as of December 31, 2019.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we expect to derive from these strategies. See Note 12 to our Consolidated Financial Statements.

45

Item 8.	Financial Statements and Supplementary Data
Our Consolidated Financial Statements for 2019 are included in this report on the following pages.

46

DEAN FOODS COMPANY
(Debtors-in-Possession)
CONSOLIDATED BALANCE SHEETS

	December 31
	2019	2018
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$80,011	$24,176
Receivables, net of allowances of $6,676 and $5,994	574,146	589,263
Income tax receivable	1,917	4,220
Inventories	250,485	255,484
Prepaid expenses and other current assets	60,108	30,665
Assets held for sale	—	8,472
Total current assets	966,667	912,280
Property, plant and equipment, net	820,366	1,006,182
Operating lease right of use assets	275,596	—
Identifiable intangible and other assets, net	165,928	197,512
Deferred income taxes	—	2,518
Total assets	$2,228,557	$2,118,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$565,732	$699,661
Current maturities of long-term debt and finance leases	440,385	1,174
Operating lease liabilities	86,297	—
Total current liabilities	1,092,414	700,835
Long-term debt, net	4,670	905,170
Deferred income taxes	5,066	13,707
Long-term operating lease liabilities	203,477	—
Other long-term liabilities	65,777	184,048
Liabilities subject to compromise (Note 2)	1,027,393	—
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 91,940,015 and 91,438,768 shares issued and outstanding, with a par value of $0.01 per share	919	914
Additional paid-in capital	663,849	661,630
Accumulated deficit	(760,727)	(260,977)
Accumulated other comprehensive loss	(85,163)	(98,607)
Total Dean Foods Company stockholders’ equity (deficiency)	(181,122)	302,960
Non-controlling interest	10,882	11,772
Total stockholders’ equity (deficiency)	(170,240)	314,732
Total	$2,228,557	$2,118,492
See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2019	2018	2017
	(Dollars in thousands, except share data)
Net sales	$7,328,663	$7,755,283	$7,795,025
Cost of sales	5,888,931	6,100,005	5,976,958
Gross profit	1,439,732	1,655,278	1,818,067
Operating costs and expenses:
Selling and distribution	1,327,922	1,403,178	1,346,417
General and administrative	301,355	277,659	307,793
Amortization of intangibles	20,600	20,456	20,710
Prepetition facility closing and restructuring costs, net	17,017	74,992	24,913
Impairment of goodwill and long-lived assets	177,357	204,414	30,668
Other operating income	—	(2,289)	—
Equity in (earnings) loss of unconsolidated affiliate	(4,835)	(7,939)	—
Total operating costs and expenses	1,839,416	1,970,471	1,730,501
Operating income (loss)	(399,684)	(315,193)	87,566
Other (income) expense:
Interest expense	68,730	56,443	64,961
Other (income) expense, net	(3,012)	2,877	1,362
Reorganization items	44,527	—	—
Total other expense	110,245	59,320	66,323
Income (loss) before income taxes	(509,929)	(374,513)	21,243
Income tax benefit	(9,195)	(42,283)	(26,179)
Income (loss) from continuing operations	(500,734)	(332,230)	47,422
Income from discontinued operations, net of tax	—	—	11,291
Gain (loss) on sale of discontinued operations, net of tax	(70)	4,872	2,875
Net income (loss)	(500,804)	(327,358)	61,588
Net loss attributable to non-controlling interest	862	458	—
Net income (loss) attributable to Dean Foods Company	$(499,942)	$(326,900)	$61,588
Average common shares:
Basic	91,777,119	91,327,846	90,899,284
Diluted	91,777,119	91,327,846	91,273,994
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(5.45)	$(3.63)	$0.52
Income from discontinued operations attributable to Dean Foods Company	—	0.05	0.16
Net income (loss) attributable to Dean Foods Company	$(5.45)	$(3.58)	$0.68
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(5.45)	$(3.63)	$0.52
Income from discontinued operations attributable to Dean Foods Company	—	0.05	0.15
Net income (loss) attributable to Dean Foods Company	$(5.45)	$(3.58)	$0.67
  See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2019	2018	2017
	(in thousands)
Net income (loss)	$(500,804)	$(327,358)	$61,588
Other comprehensive income (loss):
Defined benefit pension and other postretirement benefit plans, net of tax:
Prior service costs arising during the period	—	—	(819)
Net gain (loss) arising during the period	4,144	(9,971)	4,958
Less: amortization of prior service cost included in net periodic benefit cost	9,300	6,621	7,084
Other comprehensive income (loss)	13,444	(3,350)	11,223
Comprehensive income (loss)	(487,360)	(330,708)	72,811
Comprehensive loss attributable to non-controlling interest	862	458	—
Comprehensive income (loss) attributable to Dean Foods Company	$(486,498)	$(330,250)	$72,811

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dean Foods Company Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2017	90,586,741	$906	$653,629	$45,654	$(89,633)	$—	$610,556
Issuance of common stock	652,636	6	181	—	—	—	187
Repurchase of shares for withholding taxes	(115,618)	(1)	—	—	—	—	(1)
Share-based compensation expense	—	—	5,417	—	—	—	5,417
Net income	—	—	—	61,588	—	—	61,588
Dividends(1)	—	—	—	(33,023)	—	—	(33,023)
Other comprehensive income(Note 15)	—	—	—	—	11,223	—	11,223
Balance, December 31, 2017	91,123,759	$911	$659,227	$74,219	$(78,410)	$—	$655,947
Issuance of common stock	361,402	3	312	—	—	—	315
Repurchase of shares for withholding taxes	(46,393)	—	—	—	—	—	—
Share-based compensation expense	—	—	4,867	—	—	—	4,867
Reclassification of stranded tax effects related to the Tax Act(2)	—	—	—	16,847	(16,847)	—	—
Net loss	—	—	—	(326,900)	—	—	(326,900)
Fair value of non-controlling interest acquired	—	—	—	—	—	11,752	11,752
Net loss attributable to non-controlling interest	—	—	—	—	—	(458)	(458)
Issuance of subsidiary's common stock	—	—	(34)	—	—	478	444
Dividends(1)	—	—	(2,742)	(25,143)	—	—	(27,885)
Other comprehensive income(Note 15)	—	—	—	—	(3,350)	—	(3,350)
Balance, December 31, 2018	91,438,768	$914	$661,630	$(260,977)	$(98,607)	$11,772	$314,732
Issuance of common stock	623,207	6	581	—	—	—	587
Repurchase of shares for withholding taxes	(121,960)	(1)	(424)	—	—	—	(425)
Share-based compensation expense	—	—	2,062	—	—	—	2,062
Net loss	—	—	—	(499,942)	—	—	(499,942)
Net loss attributable to non-controlling interest	—	—	—	—	—	(862)	(862)
Issuance of subsidiary's common stock	—	—	—	—	—	(28)	(28)
Dividends forfeited(1)(3)	—	—	—	192	—	—	192
Other comprehensive income(Note 15)	—	—	—	—	13,444	—	13,444
Balance, December 31, 2019	91,940,015	$919	$663,849	$(760,727)	$(85,163)	$10,882	$(170,240)

(1)
Cash dividends declared per common share were $0.30 and $0.36 in the years ended December 31, 2018 and 2017, respectively. In February 2019, our Board of Directors reviewed the Company's dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. Thus, no dividends were declared in the year ended December 31, 2019.

(2)
Refer to Note 1 - Recently Adopted Accounting Pronouncements within our Notes to Consolidated Financial Statements for additional details on the adoption of ASU No. 2018-02 during the first quarter of 2018.

(3)
During the year ended December 31, 2019, participants forfeited accrued dividends related to previously-granted restricted share units ("RSUs") and performance share units ("PSUs"), causing a reduction to our accumulated deficit position. Under our long-term incentive compensation program, cash dividend equivalent units for RSUs and PSUs are accrued over time as our Board of Directors declares cash dividends and vest in cash at the same time as the underlying award.

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(500,804)	$(327,358)	$61,588
Income from discontinued operations, net of tax	—	—	(11,291)
(Gain) loss on sale of discontinued operations, net of tax	70	(4,872)	(2,875)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	153,222	156,027	170,640
Non-cash lease expense	124,866	—	—
Share-based compensation expense	2,383	7,895	11,021
Non-cash prepetition facility closing and restructuring costs, net	2,275	39,575	4,031
Non-cash reorganization items	19,638	—	—
Impairment of goodwill and long-lived assets	177,357	204,414	30,668
Write-off of financing costs	3,755	—	1,080
Other operating income	—	(2,289)	—
Equity in (earnings) loss of unconsolidated affiliate	(4,835)	(7,939)	—
Deferred income taxes	(6,123)	(39,870)	(25,431)
Other, net	(4,507)	4,068	8,467
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	15,117	88,049	(5,606)
Inventories	4,883	23,205	12,714
Prepaid expenses and other assets	(21,801)	22,275	(11,625)
Accounts payable and accrued expenses	107,985	(8,138)	(63,520)
Income tax receivable	2,341	(2,080)	3,438
Operating lease liabilities	(123,158)	—	—
Contributions to company-sponsored pension plans	—	—	(38,500)
Net cash provided by (used in) operating activities	(47,336)	152,962	144,799
Cash flows from investing activities:
Payments for property, plant and equipment	(89,402)	(115,367)	(106,726)
Payments for acquisitions, net of cash acquired	—	(13,324)	(21,596)
Proceeds from sale of fixed assets	5,987	19,467	4,336
Other investments	—	—	(11,000)
Net cash used in investing activities	(83,415)	(109,224)	(134,986)
Cash flows from financing activities:
Repayments of debt	(1,834)	(1,053)	(143,323)
Payments of financing costs	(40,627)	(715)	(1,786)
Proceeds from DIP senior credit facility	70,000	—	—
Proceeds from senior secured revolver	1,294,501	351,800	326,900
Payments for senior secured revolver	(1,125,001)	(343,700)	(324,800)
Proceeds from receivables securitization facility	660,000	2,420,000	2,525,000
Payments for receivables securitization facility	(670,000)	(2,435,000)	(2,360,000)
Proceeds from issuance of subsidiary's common stock	—	444	—
Repurchase of subsidiary's common stock	(28)	—	—
Cash dividends paid	—	(27,405)	(32,737)
Issuance of common stock, net of share repurchases for withholding taxes	(425)	(445)	(535)
Net cash provided by (used in) financing activities	186,586	(36,074)	(11,281)
Increase (decrease) in cash and cash equivalents	55,835	7,664	(1,468)
Cash and cash equivalents, beginning of year	24,176	16,512	17,980
Cash and cash equivalents, end of year	$80,011	$24,176	$16,512
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Debtors-in-Possession)
Years Ended December 31, 2019, 2018 and 2017
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
Basis of Presentation and Consolidation — Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of our wholly-owned subsidiaries including non-debtor entities that are not a party to the Bankruptcy filings. See Note 2 for more information specific to the debtors-in-possession.
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
Bankruptcy Accounting — The Consolidated Financial Statements have been prepared as if we were a going concern and in accordance with Accounting Standards Codification Topic 852, Reorganizations (“ASC 852”). ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that are realized or incurred during the Chapter 11 Cases, including adjustments to the carrying value of certain indebtedness are recorded as “Reorganization items” in the Consolidated Statements of Operations. In addition, prepetition obligations that may be impacted by the Chapter 11 Cases have been classified as “Liabilities subject to compromise” on the Consolidated Balance Sheets at December 31, 2019. These liabilities may be settled for less depending on the claim amounts allowed by the Bankruptcy Court.
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

We test property, plant and equipment for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment, the planned closure of a facility, or deteriorations in operating cash flows. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. See Note 18. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

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

Assets Held for Sale — We classify assets as held for sale when management approves and commits to a formal plan of sale and our expectation is that the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. As of December 31, 2019 and 2018, there were $0.0 million and $8.5 million assets, respectively, classified as held for sale. Because the Bankruptcy Court has not authorized and approved asset sales, we have not classified any assets as assets held for sale as of December 31, 2019.
Share-Based Compensation — Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of restricted stock unit awards and performance stock unit awards is equal to the closing price of our stock on the date of grant. The fair value of our phantom shares is remeasured at each reporting period based on the closing price of our common stock on the last day of the respective reporting period. Compensation expense is recognized only for equity awards expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Share-based compensation expense is included within general and administrative expenses in our Consolidated Statements of Operations. See Note 13.
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
As a result of the purchase of raw milk, we obtain more butterfat than is needed in our production process. Excess butterfat is sold, primarily in the form of bulk cream, to third parties. Additionally, in certain cases we may be required to purchase bulk cream externally in order to fulfill minimum supply requirements for our customers. In these cases, we purchase bulk cream from other processors or suppliers and resell it to our customers to fulfill our contractual requirements with them. We currently present the sales of these excess raw materials within net sales in our Consolidated Statements of Operations, whereas it was presented as a reduction of cost of sales within our Consolidated Statements of Operations prior to January 1, 2018. Sales of excess raw materials included within net sales were $380.3 million and $515.2 million for the years ended December 31, 2019 and 2018, respectively. Sales of excess raw materials included as a reduction to cost of sales were $606.9 million for the year ended December 31, 2017.
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
Advertising Expense — We market our products through advertising and other promotional activities, including media, agency, coupons and trade shows. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expense totaled $19.3 million in 2019, $41.6 million in 2018 and $39.1 million in 2017. Prepaid advertising expense was $0.1 million in 2019, $0.0 million in 2018 and $0.5 million in 2017.
Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of those costs associated with moving finished products from production facilities through our distribution network, including costs associated with its distribution centers, route delivery costs and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.2 billion in 2019, $1.2 billion in 2018 and $1.2 billion in 2017.
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
Research and Development — Our research and development activities primarily consist of generating and testing new product concepts, new flavors of products and packaging. Our total research and development expense was $3.5 million, $4.4 million and $3.5 million for 2019, 2018 and 2017, respectively. Research and development costs are primarily included in general and administrative expenses in our Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
ASU No. 2014-09 — As of January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers. The comprehensive new standard supersedes existing revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted the new standard using the modified retrospective approach. Under this method we have provided additional disclosures, including the amount by which each financial statement line item is affected in the current reporting period, as compared to the prior revenue recognition guidance. Additionally, we have provided a disaggregation of our revenue by source and product type and have also included certain qualitative information related to our revenue streams. See Note 3. The adoption of ASU 2014-09 did not materially impact our results of operations or financial position, except with respect to the change in classification of sales of excess raw materials.

The following table summarizes the impact of adopting ASU 2014-09 on our Consolidated Statements of Operations for the year ended December 31, 2019 (in thousands):

	Year Ended December 31, 2019
	As Reported	As Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Net sales	$7,328,663	$6,948,368	$380,295
Cost of sales	5,888,931	5,508,636	380,295
Gross profit	$1,439,732	$1,439,732	$—

The following table summarizes the impact of adopting ASU 2014-09 on our Consolidated Statements of Operations for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
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
ASU No. 2017-07 — As of January 1, 2018, we adopted ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. See Note 16 and 17 for further information on our pension and postretirement plans.
The effect of the retrospective presentation change related to the net periodic cost for pension and postretirement benefits on our Consolidated Statements of Operations was as follows (in thousands):

	Twelve Months Ended December 31, 2017
	As Previously Reported	Adjustment for Adoption of ASU 2017-07	As Revised
Cost of sales	$5,977,348	$(390)	$5,976,958
Gross profit	1,817,677	390	1,818,067
Selling and distribution	1,346,948	(531)	1,346,417
General and administrative	311,176	(3,383)	307,793
Total operating costs and expenses	1,734,415	(3,914)	1,730,501
Operating income	83,262	4,304	87,566
Other (income) expense, net	(2,942)	4,304	1,362

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
The adoption of this standard had a significant impact to our consolidated balance sheet due to the recognition of approximately $358 million of operating lease liabilities with corresponding operating lease ROU assets as of January 1, 2019. We do not expect it to have a significant impact to our condensed consolidated statement of operations or condensed consolidated statement of cash flows in the periods after adoption. See Note 10 for further discussion.
ASU No. 2019-12 — We early adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2019, and have applied the guidance as of the beginning of the period of adoption. The update is intended to enhance and simplify various aspects of the accounting for income taxes. Amendments in this update remove certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The adoption of the new guidance did not have a material impact to the Company.
Recently Issued Accounting Pronouncements
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

2.     VOLUNTARY REORGANIZATION UNDER CHAPTER 11
Filing Under Chapter 11 of the United States Bankruptcy Code
On November 12, 2019 (the “Petition Date”), we and substantially all of our wholly owned subsidiaries (other than our Securitization Subsidiaries) (the “Filing Subsidiaries” and, together with the Company, the “debtors-in-possession”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The debtors-in-possession’s Chapter 11 Cases are being jointly administered under the caption In re Southern Foods Group, LLC, Case No. 19-36313. Each debtor-in-possession has continued to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under the documents governing the Senior Secured Revolving Credit Facility, the Receivables Securitization Facility and our 2023 Notes (collectively, the “Debt Instruments”) and substantially all of our other indebtedness.
On the Petition Date, the debtors-in-possession filed a number of motions with the Court generally designed to stabilize their operations and facilitate the debtors-in-possession’s transition into Chapter 11. Certain of these motions sought authority from the Court for the debtors-in-possession to make payments upon, or otherwise honor, certain prepetition obligations (e.g., obligations related to certain employee wages, salaries and benefits and certain vendors and other providers essential to the debtors-in-possession’s businesses).
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the debtors-in-possession, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the debtors-in-possession’s property. Subject to certain exceptions under the Bankruptcy Code, the filing of the debtors-in-possession’s Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the debtors-in-possession or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the debtors-in-possession’s bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
On November 22, 2019, the United States Trustee for the Southern District of Texas (the “U.S. Trustee”), appointed an official committee of unsecured creditors (the “Creditors’ Committee”) in the Chapter 11 Cases. The Creditors’ Committee represents all unsecured creditors of the debtors-in-possession and has a right to be heard on all matters that come before the Court.
Debtors-in-Possession Financing
In connection with the Chapter 11 Cases, Coöperatieve Rabobank U.A., New York Branch (“Rabobank”) agreed to provide the debtors-in-possession with a senior secured, superpriority debtor-in-possession facility (the “DIP Facility”) in an aggregate principal amount of $425,000,000, pursuant to which (i) Rabobank provided a “new money” revolving credit facility in a maximum principal amount of $236,200,000, and (ii) on the Final Order Date, all of the outstanding loans under the Pre-Petition Credit Agreement (the “Pre-Petition Revolving Loans”) were, on a dollar-for-dollar basis, refinanced, and deemed repaid by (and converted into) terms loans (i.e., the “Revolver Refinancing’).
On November 14, 2019, the Bankruptcy Court entered an order approving, on an interim basis, the $425,000,000 financing to be provided pursuant to the DIP Credit Agreement.
On December 23, 2019, the Bankruptcy Court entered the Final Order approving the amendment and restatement of the receivables securitization facility in the amount of $425,000,000.
See Note 11 for additional information regarding the DIP Credit Agreement.
Going Concern
As a result of extremely challenging current market conditions, continuing losses from operations, our current financial condition and the resulting risks and uncertainties surrounding our Chapter 11 proceedings, there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these financial statements. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable, maintain profitability and successfully implement our Chapter 11 plan of reorganization and/or any sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code. As a result of the Bankruptcy Petitions, the realization of the debtors-in-possession's assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets, or settle liabilities, subject to the approval of the

Bankruptcy Court or as otherwise permitted in the ordinary course of business for amounts other than those reflected in the accompanying Consolidated Financial Statements. Further, a Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in our Consolidated Balance Sheet as of December 31, 2019. As the progress of these plans and transactions is subject to approval of the Bankruptcy Court and therefore not within our control, successful reorganization and emergence from bankruptcy cannot be considered probable and such plans do not alleviate substantial doubt about our ability to continue as a going concern.
The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.
Sale of Assets
Evercore Group L.L.C. (“Evercore”) and the debtors-in-possession have run an extensive marketing process for the potential sale of all or substantially all of the debtors-in-possession’s assets under Section 363 of the Bankruptcy Code. To effectuate the sale, Evercore and the debtors-in-possession have contacted numerous potential purchasers, the debtors-in-possession have executed non-disclosure agreements with a significant number of such parties, and Evercore has provided additional details to these parties, including access to confidential diligence materials.
On February 17, 2020, the debtors-in-possession filed with the Bankruptcy Court the Motion of debtors-in-possession for Entry of Orders (I)(a) Approving Bidding Procedures for Sale of debtors-in-possession’s Assets, (b) Approving the Designation of DFA as the Stalking Horse Bidder for Substantially All of debtors-in-possession’s Assets, (c) Authorizing and Approving Entry into the Stalking Horse Asset Purchase Agreement, (d) Approving Bid Protections, (e) Scheduling Auction for, and Hearing To Approve, Sale of debtors-in-possession’s Assets, (f) Approving Form and Manner Notices of Sale, Auction, and Sale Hearing, (g) Approving Assumption and Assignment Procedures, and (h) Granting Related Relief and (II)(a) Approving Sale of debtors-in-possession’s Assets Free and Clear of Liens, Claims, Interests, and Encumbrances, (b) Authorizing Assumption and Assignment of Executory Contracts and Unexpired Leases, and (c) Granting Related Relief.
On March 18, 2020, the debtors-in-possession filed notice with the Bankruptcy Court of the termination of the Stalking Horse Asset Purchase Agreement described above, while seeking approval of proposed bidding procedures with respect to the sale of the Bid Assets (the “Bidding Procedures”), and on March 19, 2020, the Bankruptcy Court held a hearing with respect to the proposed Bidding Procedures. At this hearing, the parties obtained an order of the Bankruptcy Court (the "Bidding Procedures Order") approving the revised Bidding Procedures.
Pursuant to the Bidding Procedures Order, the debtors-in-possession intend to sell all of their right, title and interest in and to the Bid Assets free and clear of any pledges, liens, security interests, encumbrances, claims, charges, options, and interests thereon (collectively, the “Interests”) to the maximum extent permitted by section 363 of the Bankruptcy Code, with such Interests to attach to the net proceeds of the sale of the Bid Assets with the same validity and priority as such Interests applied against the Bid Assets. The deadline for the submission of bids that satisfy the requirements of the Bidding Procedures Order (each a “Bid,” and those parties who submit a Bid, each a “Bidder”) is March 30, 2020 at 12:00 p.m. (prevailing Central Time) (the “Bid Deadline”).
Immediately following the Bid Deadline, the debtors-in-possession shall, in consultation with the Consultation Parties, (i) review and evaluate each Bid on the basis of financial and contractual terms and other factors relevant to the sale process, including those factors affecting the speed and certainty of consummating the Sale, (ii) determine and identify the highest or otherwise best offer or collection of offers (the “Successful Bid(s)”) and (iii) determine and identify the second best offer or collection of offers (the “Alternate Bid(s)”). The deadline to object to the Successful Bid(s) will be April 1, 2020 at 12:00 p.m. (prevailing Central Time). Following selection of the Successful Bid(s), the debtors-in-possession may, in their discretion, elect to seek approval of the transactions contemplated in the Successful Bid(s) at the hearing to consider and approve the proposed Sale Order (the “Sale Hearing”).
The Sale Hearing is proposed to be held on April 3, 2020 at 9:00 a.m. (prevailing Central time) before the Bankruptcy Court. The Sale Hearing may be adjourned by the debtors-in-possession, in consultation with the Consultation Parties, by an announcement of the adjourned date at a hearing before the Bankruptcy Court or by filing a notice on the Bankruptcy Court’s docket. At the Sale Hearing, the debtors-in-possession will seek the Bankruptcy Court’s approval of the Successful Bid(s) and/or, at the debtors-in-possession’s election, the Alternate Bid(s).

Liabilities Subject to Compromise
Liabilities subject to compromise refers to prepetition obligations which may be affected by the Chapter 11 process. These amounts represent the Company’s current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases. Differences between the liabilities the Company has estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material.
The following table summarizes the components of liabilities subject to compromise included in the Company's consolidated balance sheet as of December 31, 2019 (in thousands):

December 31, 2019
Debt subject to compromise:
Senior notes due 2023	$700,000
Accrued interest	7,331
Accounts payable	181,068
Accrued prepetition facility closing and restructuring costs	7,077
Accrued postretirement obligations other than pensions	31,791
Other accrued expenses	100,126
Liabilities subject to compromise	$1,027,393

Costs of Reorganization
The Company has incurred and will continue to incur significant costs associated with the Chapter 11 Case. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results. Reorganization items represent costs directly associated with the Chapter 11 Cases since the Petition Date. Such costs include professional fees and the elimination of unamortized deferred financing costs associated with debt classified as liabilities subject to compromise.
The following table summarizes the components of "Reorganization items" included in the Company's statement of operations (in thousands):

Twelve Months Ended
December 31, 2019
Professional fees	$18,688
DIP Credit Agreement financing fees	6,202
Write-off of prepetition deferred financing costs	19,637
Reorganization items	$44,527

Operating cash payments for bankruptcy-related transactions were $24.9 million for the year ended December 31, 2019. There were no bankruptcy-related operating cash receipt gains for the year ended December 31, 2019.
Interest Expense
The Company has discontinued recording interest on debt instruments classified as liabilities subject to compromise as of the Petition Date. The contractual interest expense on liabilities subject to compromise not accrued or recorded in the Consolidated Statements of Operations was approximately $6.3 million, representing interest expense from the Petition Date through December 31, 2019.
Debtors-in-Possession Condensed Combined Financial Statements
Condensed combined financial statements of the debtors-in-possession are set forth below. These condensed combined financial statements exclude the financial statements of certain non-debtors-in-possession entities and the Securitization Subsidiaries.
Transactions and balances of receivables and payables between debtors-in-possession are eliminated in consolidation. However, the debtors-in-possession’s condensed combined balance sheet includes receivables from related non-debtors-in-possession and payables to related non-debtors-in-possession.

BALANCE SHEET

December 31, 2019
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,163
Receivables, net of allowances	22,812
Inventories	249,330
Prepaid expenses and other current assets	61,096
Total current assets	406,401
Property, plant and equipment, net	820,268
Operating lease right of use assets	275,596
Identifiable intangible and other assets, net	152,772
Investment in nondebtor subsidiaries	19,191
Amounts due from nondebtor subsidiaries	203,478
Total assets	$1,877,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$237,944
Current maturities of long-term debt and finance leases	260,385
Operating lease liabilities	86,297
Total current liabilities	584,626
Long-term debt, net	4,670
Long-term operating lease liabilities	203,477
Other long-term liabilities	271,905
Liabilities subject to compromise	1,027,393
Commitments and contingencies
Total stockholders’ equity	(214,365)
Total	$1,877,706

STATEMENT OF OPERATIONS

Year Ended
December 31, 2019
(in thousands)
Net sales	$7,294,610
Cost of sales	5,864,267
Gross profit	1,430,343
Operating costs and expenses:
Selling and distribution	1,319,050
General and administrative	298,132
Amortization of intangibles	20,314
Prepetition facility closing and restructuring costs, net	17,017
Impairment of goodwill and long-lived assets	177,357
Equity in (earnings) loss of unconsolidated affiliate	(4,835)
Equity in (earnings) loss of nondebtor subsidiaries	347
Total operating costs and expenses	1,827,382
Operating income (loss)	(397,039)
Other (income) expense:
Interest expense	69,809
Other expense, net	(2,253)
Reorganization items	44,527
Total other expense	112,083
Loss from continuing operations before income taxes	(509,122)
Income tax benefit	(8,532)
Loss from continuing operations	(500,590)
Gain (loss) on sale of discontinued operations, net of tax	(70)
Net loss	$(500,660)

STATEMENT OF CASH FLOWS

Year Ended
December 31, 2019
(in thousands)
Net cash used in operating activities	$(56,259)
Cash flows from investing activities:
Payments for property, plant and equipment	(89,402)
Proceeds from sale of fixed assets	5,987
Net cash used in investing activities	(83,415)
Cash flows from financing activities:
Repayments of debt	(1,834)
Payments of financing costs	(40,627)
Proceeds from DIP senior credit facility	70,000
Proceeds from senior secured revolver	1,294,501
Payments for senior secured revolver	(1,125,001)
Intercompany loans	(1,250)
Issuance of common stock, net of share repurchases for withholding taxes	(425)
Net cash provided by financing activities	195,364
Increase (decrease) in cash and cash equivalents	55,690
Cash and cash equivalents, beginning of period	17,473
Cash and cash equivalents, end of period	$73,163

3.     REVENUE RECOGNITION

Disaggregation of Net Sales —The following table presents a disaggregation of our net sales by product type and revenue source. We believe these categories most appropriately depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers.

	Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017(1)
	(In thousands)
Fluid milk	$4,580,538	$4,756,360	$5,315,731
Ice cream(2)	1,040,979	1,077,027	1,107,665
Fresh cream(3)	424,359	397,206	388,514
Extended shelf life and other dairy products(4)	171,003	189,860	196,374
Cultured	250,961	260,044	282,432
Other beverages(5)	256,935	278,838	290,970
Other(6)	96,112	123,062	114,898
Subtotal	6,820,887	7,082,397	7,696,584
Sales of excess raw materials(7)	380,295	515,162	—
Sales of other bulk commodities	127,481	157,724	98,441
Total net sales	$7,328,663	$7,755,283	$7,795,025

(1)
Amounts in 2017 have not been restated as we elected to adopt ASC 606 in 2018 using the modified retrospective method. Sales of excess raw materials of $606.9 million for the twelve months ended December 31, 2017 were included as a reduction of cost of sales in our Consolidated Statements of Operations.

(2)	Includes ice cream, ice cream mix and ice cream novelties.

(3)	Includes half-and-half and whipping creams.

(4)	Includes creamers and other extended shelf life fluids.

(5)	Includes fruit juice, fruit flavored drinks, iced tea, water and flax-based beverages.

(6)	Includes items for resale such as butter, cheese, eggs and milkshakes.

(7)
Historically, we presented sales of excess raw materials as a reduction of cost of sales within our Consolidated Statements of Operations; however, upon further evaluation of these sales in connection with our implementation of ASC 606 in 2018, we determined that it was appropriate to present these sales as revenue. Therefore, on a prospective basis, effective January 1, 2018, we began reporting these sales within the net sales line of our Consolidated Statements of Operations.

The following table presents a disaggregation of our net product sales between sales of Company-branded products versus sales of private label products:

	Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017(1)
	(In thousands)
Branded products	$3,421,371	$3,531,656	$3,808,496
Private label products	3,399,516	3,550,741	3,888,088
Subtotal	6,820,887	7,082,397	7,696,584
Sales of excess raw materials	380,295	515,162	—
Sales of other bulk commodities	127,481	157,724	98,441
Total net sales	$7,328,663	$7,755,283	$7,795,025

(1)
Amounts in 2017 have not been restated as we elected to adopt ASC 606 in 2018 using the modified retrospective method. Sales of excess raw materials of $606.9 million for the twelve months ended December 31, 2017 were included as a reduction of cost of sales in our Consolidated Statements of Operations.

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
We have determined that we satisfy our sole performance obligation related to our customer contracts at a point in time, as opposed to over time, and, accordingly, revenue is recognized at a point in time across all of our revenue streams. We continually evaluate whether our contractual arrangements with customers result in the recognition of contract assets or liabilities. No such assets or liabilities existed as of December 31, 2019 or December 31, 2018.
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
4.     INVESTMENT IN AFFILIATES AND DISCONTINUED OPERATIONS
Unconsolidated Affiliate and Related Party
Organic Valley Fresh Joint Venture — In the third quarter of 2017, we commenced the operations of our 50/50 strategic joint venture with Cooperative Regions of Organic Producer Pools (“CROPP”), an independent farmer cooperative that distributes organic milk and other organic dairy products under the Organic Valley® brand. The joint venture, called Organic Valley Fresh, combines our processing plants and refrigerated DSD system with CROPP's portfolio of recognized brands and products, marketing expertise, and access to an organic milk supply from America's largest cooperative of organic dairy farmers to bring the Organic Valley® brand to retailers. We and CROPP each made a capital contribution of $2.0 million to the joint venture during the third quarter of 2017. We received cash distributions from the joint venture of $5.6 million for the twelve months ended December 31, 2019. We made purchases from the joint venture of $69.9 million for the twelve months ended December 31, 2019, which are included in cost of sales within our Consolidated Statements of Operations.
We have concluded that Organic Valley Fresh is a variable interest entity, but we have determined that we are not the primary beneficiary of the Organic Valley Fresh joint venture because we do not have the power to direct the activities that most significantly affect the economic performance of the joint venture; therefore, the financial results of the joint venture have not been consolidated in our Consolidated Financial Statements. We are accounting for this investment under the equity method of accounting. Our equity in the earnings of the joint venture is included as a component of operating income as we have determined that the joint venture's operations are integral to, and an extension of, our business operations. Our equity in earnings of the joint venture was $4.8 million and $7.9 million for the years ended December 31, 2019 and 2018, respectively.

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
Prior to the June 29, 2018 step-acquisition, we accounted for our investment in Good Karma under the equity method of accounting based on our ability to exercise significant influence over the investee through our ownership interest and representation on Good Karma's board of directors. Our equity in the earnings of this investment was not material to our Consolidated Financial Statements for the year ended December 31, 2018.
On October 12, 2018, we made a capital contribution to Good Karma of $3 million. Our current ownership interest in Good Karma is 69%.
Discontinued Operations
During the year ended December 31, 2019, we recognized a net gain from the sale of discontinued operations of $0.1 million, net of tax.
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
5.     INVENTORIES
Inventories at December 31, 2019 and 2018 consisted of the following:

	December 31
	2019	2018
	(In thousands)
Raw materials and supplies	$98,516	$101,620
Finished goods	151,969	153,864
Total	$250,485	$255,484

6.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2019 and 2018 consisted of the following:

	December 31
	2019	2018
	(In thousands)
Land	$157,100	$162,326
Buildings	648,595	642,986
Leasehold improvements	71,577	84,320
Machinery and equipment	1,781,324	1,873,505
Construction in progress	31,711	45,349
	2,690,307	2,808,486
Less accumulated depreciation	(1,869,941)	(1,802,304)
Total	$820,366	$1,006,182

Depreciation expense amounted to $126.7 million, $133.0 million and $145.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.
There was no material interest capitalized during the years ended December 31, 2019 and 2018.
See Note 18 for information regarding property, plant and equipment write-downs incurred in conjunction with our facility closings and certain other events.
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
As of December 31, 2019, the gross carrying value of goodwill was $2.26 billion and accumulated goodwill impairment was $2.26 billion. We recorded a goodwill impairment charge of $2.08 billion in 2011 and a goodwill impairment charge of $0.19 billion in 2018.
We conduct impairment tests of indefinite-lived intangible assets annually in the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment. Considerable management judgment is necessary to evaluate indefinite-lived intangible assets for impairment. We estimate fair value using widely accepted valuation techniques including the relief-from-royalty method with respect to our indefinite-lived trademarks. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates or assumptions could materially affect the determination of fair value.
In the fourth quarter of 2019, as a result of declining volumes and projected future cash flows related to one of our indefinite-lived trademarks, we recorded an impairment charge of $21.5 million to reduce the carrying value of the trademark to its estimated fair value. Based on the results of our annual impairment testing of our indefinite-lived trademarks completed during the fourth quarter of 2019, we did not record any other impairment charges.

We evaluate our finite-lived intangible assets for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.
Prior to 2015, certain of our trademarks were not amortized as our intent was to continue to use these intangible assets indefinitely. During the first quarter of 2015, we approved the launch of DairyPure®, our national white milk brand. In connection with the approval of the launch of DairyPure®, we re-evaluated our indefinite-lived trademarks and determined them to be finite-lived, with remaining useful lives of 5 years. In the first quarter of 2016, we further evaluated the remaining useful life of our finite-lived trademarks in conjunction with our newly approved strategy around our ice cream brands. Based on our evaluation, we extended the useful lives of certain of our finite-lived trademarks. Our finite-lived trademarks are being amortized on a straight-line basis over their remaining useful lives, which range from approximately 1 to 7 years, with a weighted-average remaining useful life of approximately 6 years.
The net carrying amounts of our intangible assets as of December 31, 2019 and 2018 were as follows:

	December 31, 2019				December 31, 2018
	Acquisition Costs	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount	Acquisition Costs	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$69,315	$(21,500)	$—	$47,815	$69,315	$—	$—	$69,315
Intangible assets with finite lives:
Customer-related and other	83,545	—	(49,590)	33,955	83,545	—	(45,423)	38,122
Trademarks	230,709	(109,910)	(91,053)	29,746	230,709	(109,910)	(74,621)	46,178
Total	$383,569	$(131,410)	$(140,643)	$111,516	$383,569	$(109,910)	$(120,044)	$153,615
Amortization expense on intangible assets for the years ended December 31, 2019, 2018 and 2017 was $20.6 million, $20.5 million and $20.7 million, respectively. The amortization of intangible assets is reported on a separate line item in our Consolidated Statements of Operations. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2020	$12.5
2021	10.8
2022	8.1
2023	7.3
2024	6.8

8.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of December 31, 2019 and 2018 consisted of the following:

	December 31
	2019	2018
	(In thousands)
Accounts payable	$380,121	$434,827
Payroll and benefits, including incentive compensation	48,477	57,164
Health insurance, workers’ compensation and other insurance costs	40,950	58,706
Customer rebates	33,717	41,266
Other accrued liabilities	62,467	107,698
Total	$565,732	$699,661

9.     INCOME TAXES
The following table presents the 2019, 2018 and 2017 income tax expense (benefit):

	Year Ended December 31
	2019	2018(1)	2017(2)
	(In thousands)
Current income taxes:
Federal	$(4,624)	$(258)	$(1,315)
State	1,015	33	1,317
Foreign	536	(554)	844
Total current income tax expense (benefit)	(3,073)	(779)	846
Deferred income taxes:
Federal	(9,928)	(49,115)	(38,100)
State	3,806	7,611	11,075
Total deferred income tax expense (benefit)	(6,122)	(41,504)	(27,025)
Total income tax expense (benefit)	$(9,195)	$(42,283)	$(26,179)

(1)	Excludes $5.9 million of income tax benefit related to discontinued operations.

(2)	Excludes $14.2 million of income tax expense related to discontinued operations.
The following is a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to income tax expense (benefit) reported in our Consolidated Statements of Operations:

	Year Ended December 31
	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Tax expense (benefit) at statutory rate	$(107,085)	21.0%	$(78,648)	21.0%	$7,435	35.0%
State income taxes	(22,042)	4.3	(17,159)	4.6	1,844	8.7
Uncertain tax position	(3,549)	0.7	—	—	—	—
Corporate owned life insurance	—	—	(85)	—	(933)	(4.4)
Nondeductible executive compensation	1,753	(0.3)	566	(0.1)	371	1.8
Impairment	—	—	35,109	(9.4)	—	—
Change in valuation allowances	118,126	(23.2)	17,355	(4.6)	5,851	27.5
Share-based compensation(1)	—	—	1,073	(0.3)	2,995	14.1
Domestic production activities deduction	—	—	—	—	(244)	(1.2)
Transition tax on unrepatriated foreign earnings	—	—	—	—	2,106	9.9
Tax reform revaluation of deferred taxes	—	—	—	—	(45,840)	(215.8)
Other	3,602	(0.7)	(494)	0.1	236	1.2
Total	$(9,195)	1.8%	$(42,283)	11.3%	$(26,179)	(123.2)%

(1)
Includes excess tax benefits and deficiencies related to share-based payments recorded in the provision of income taxes because of the adoption of ASU 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting in 2017.

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2019(1)	2018(2)
	(In thousands)
Deferred income tax assets:
Accrued liabilities	$44,541	$54,906
Retirement plans and postretirement benefits	10,751	12,190
Share-based compensation	452	2,343
Receivables and inventories	7,182	6,789
Derivative financial instruments	198	1,075
Net operating loss carryforwards	137,138	61,009
Tax credits and other carryforwards	32,707	23,195
Lease liability	72,907	—
Valuation allowances	(155,841)	(40,966)
	150,035	120,541
Deferred income tax liabilities:
Property, plant and equipment	(74,247)	(113,272)
Operating lease right of use assets	(69,340)	—
Intangible assets	(5,603)	(14,475)
Prepaid expenses	(5,002)	—
Other	(909)	(3,983)
	(155,101)	(131,730)
Net deferred income tax asset (liability)	$(5,066)	$(11,189)

(1)	Includes $4.4 million of deferred tax assets related to uncertain tax positions.

(2)	Includes $5.4 million of deferred tax assets related to uncertain tax positions.
These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2019	2018
	(In thousands)
Noncurrent assets	$—	$2,518
Noncurrent liabilities	(5,066)	(13,707)
Total	$(5,066)	$(11,189)
At December 31, 2019, we had $137.1 million of tax-effected federal and state net operating losses and $32.7 million of federal and state tax credits and other carryovers available for use in future years. These items are subject to certain limitations, and a portion will begin to expire in 2020. A valuation allowance of $155.8 million has been established because we do not believe it is more likely than not that all federal and state deferred tax assets will be realized. Our valuation allowance increased $114.9 million in 2019, which primarily relates to our assessment of the realizability of our net deferred federal and state tax assets, as well as certain federal and state net operating losses and tax credits.

The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in our Consolidated Balance Sheets:

	December 31
	2019	2018	2017
	(In thousands)
Balance at beginning of year	$9,450	$15,054	$30,410
Increases in tax positions for current year	73	211	251
Increases in tax positions for prior years	5,159	244	904
Decreases in tax positions for prior years	(6,674)	(5,842)	(53)
Settlement of tax matters	—	(217)	—
Lapse of applicable statutes of limitations	(3,227)	—	(16,458)
Balance at end of year	$4,781	$9,450	$15,054
Of the total unrecognized tax benefit balance at December 31, 2019, $0.4 million would impact our effective tax rate if recognized. The remaining $4.4 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. We do not expect a material change to our gross liability for uncertain tax positions during the next 12 months.
We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expenses in our Consolidated Statements of Operations. Interest expense recorded in income tax expense for 2019, 2018 and 2017 was immaterial. Our liability for uncertain tax positions included accrued interest of $0.2 million and $0.8 million at December 31, 2019 and 2018, respectively.
As of December 31, 2019, our 2016 through 2018 U.S. consolidated income tax returns remain open for examination by the IRS. State income tax returns are generally subject to examination for a period of three to five years after filing.

10.     LEASES
We determine if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and long-term operating lease liabilities in our Consolidated Balance Sheet. Finance leases are included in property, plant, and equipment, the current maturities of long-term debt and finance leases, as well as long-term debt, net in our Consolidated Balance Sheet. Our finance leases are not material.
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
We lease certain property, vehicles used in the distribution of our product, and equipment. As of December 31, 2019, we had approximately 1,400 leases with remaining terms ranging from less than one year to 20 years. Our leases primarily consist of:
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

Our DIP Facility and our receivables backed securitization facility contain certain restrictions on finance lease activities as these are treated as indebtedness and subject to the indebtedness covenants pursuant to these credit agreements. See further discussion of debt facilities and covenant restrictions in Note 11.
Our lease terms may include options to extend or terminate the lease. We include options to extend the lease when it is reasonably certain that we will exercise that option based on the individual lease and our business objectives at lease inception. We have elected to not record leases with a term of 12 months or less on the balance sheet. Certain vehicle leases contain residual value guarantees (“RVG”). We continue to monitor whether amounts related to RVGs are probable of being owed. As of December 31, 2019, we do not expect to make any payments related to RVGs, and our maximum exposure under those guarantees is not a material amount; therefore, we have excluded from the determination of lease payments.
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
The components of lease expenses were as follows (in thousands):

Twelve months ended
December 31, 2019
Operating lease cost	$124,866
Finance lease cost	2,110
Amortization of ROU assets	1,857
Interest on lease liability	253
Short term lease cost (1)	14,337
Variable lease cost (2)	11,056
Sublease income	(6,061)
Total net lease cost	$146,308
(1)Related to leases with a term of 12 months or less that are not recorded on the balance sheet.

(2)	Certain operating lease agreements require the payment of additional amounts for maintenance, along with additional rentals based on miles driven or units produced.

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
December 31, 2019
Operating leases:
Operating lease ROU asset	$275,596

Current operating lease liabilities	$86,297
Long-term operating lease liabilities	203,477
Total operating lease liabilities	$289,774

The weighted-average remaining lease term of our operating leases as of December 31, 2019 was 4.7 years, and our weighted-average discount rate was 6.4%.
Supplemental cash flow and other information related to leases was as follows (in thousands):

Twelve months ended
December 31, 2019
Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$123,158

Non-cash activity:
Right of use assets obtained in exchange for operating lease obligations	$32,209

Maturities of operating lease liabilities were as follows (in thousands):

As of
December 31, 2019
2020	$101,253
2021	75,970
2022	54,735
2023	40,127
2024	27,851
Thereafter	35,946
Total lease payments	$335,882
Less: imputed interest	(46,108)
Total lease obligations	$289,774
Less: current obligations	86,297
Long-term lease obligations	$203,477

Disclosures related to periods prior to adoption of the New Lease Standard

Prior to the adoption of this standard, rent expense was $143.3 million and $135.4 million for 2018 and 2017, respectively.

11.     DEBT
Our long-term debt as of December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019			December 31, 2018
	Amount	Interest Rate		Amount	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured debtor-in-possession credit facility	258,800	9.11%	*	$—	—%
Senior secured revolving credit facility	—	—		19,300	4.65	*
Senior notes due 2023	700,000	6.50		700,000	6.50
	958,800			719,300
Subsidiary debt obligations:
Receivables securitization facility	180,000	3.50	*	190,000	3.54	*
Finance lease and other	6,255	—		1,618	—
	186,255			191,618
Subtotal	1,145,055			910,918
Unamortized debt issuance costs	—			(4,574)
Less liabilities subject to compromise	(700,000)			—
Total debt	445,055			906,344
Less current portion	(440,385)			(1,174)
Total long-term portion	$4,670			$905,170

*	Represents a weighted average rate, including applicable interest rate margins.
The scheduled debt maturities at December 31, 2019 were as follows (in thousands):

2020	$440,519
2021	1,340
2022	1,058
2023	873
2024	400
Thereafter	865
Total debt	$445,055

Senior Secured Revolving Credit Facility — On February 22, 2019, we entered into an agreement, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”), pursuant to which the lenders party thereto provided us with a senior secured revolving borrowing base credit facility with a maximum facility amount of up to $265 million (the “Credit Facility”). Borrowings under the Credit Facility were limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount was equal to 65% of the value of certain of our equipment and real property. We elected to include real estate and equipment with appraised values sufficient to support a borrowing base of $265 million. Our ability to access the full borrowing base was limited by the requirement under the Credit Agreement to maintain liquidity (defined to include available commitments under the Credit Facility and unrestricted cash on hand and/or cash restricted in favor of the lenders in an aggregate amount of up to $25 million for all such cash) in an amount equal to the lesser of 50% of the borrowing base under the Credit Facility and $175 million at any time when the Company's fixed charge coverage ratio was less than 1.05 to 1.00. The Credit Facility was set to mature on February 22, 2024, with a September 15, 2022 springing maturity date in the event we didn't repay or refinance the 2023 Notes on or prior to July 15, 2022. A portion of the Credit Facility was available for the issuance of up to $25 million of standby letters of credit and up to $10 million of swing line loans.
Loans outstanding under the Credit Facility bore interest, at our option, at either: (i) the Base Rate (as defined in the Credit Agreement) or (ii) the Adjusted Eurodollar Rate (as defined in the Credit Agreement), plus a margin of between 1.25% and

1.75% (in the case of Base Rate loans) or 2.25% and 2.75% (in the case of Eurodollar Rate loans), in each case based on our total net leverage ratio.
On June 28, 2019, we amended the Credit Agreement to, among other things, permit our borrowing base to equal 65% of the appraised value of the real property and equipment included in the appraisal report delivered to the administrative agent (up to the maximum facility amount).
One August 27, 2019, we entered into supplements to the Credit Agreement and elected our right to increase the aggregate principal amount of the commitments under the Credit Agreement by $85 million to an aggregate principal amount of $350 million.
In connection with the execution of the Credit Agreement, including the amendment and supplements thereof, as well as post-closing appraisal work, we paid certain arrangement fees of approximately $11.9 million to lenders and other fees of approximately $3.2 million, which were capitalized and amortized to interest expense over the term of the facility. In connection with our bankruptcy filing, we wrote off the full $13.8 million of unamortized debt issuance costs.
On November 14, 2019, the United States Bankruptcy Court for the Southern District of Texas ("the Court") entered an order approving, on an interim basis, a new Senior Secured Debtor-in-Possession Credit Facility that, among other things, refinanced and effectively replaced the Credit Agreement. A final order approving the agreement was entered by the Court on December 23, 2019.
During the existence of the Credit Facility, our average daily balance for the year ended December 31, 2019 was $56.2 million.
Senior Secured Debtor-in-Possession Credit Facility — On November 14, 2019, the Bankruptcy Court entered an order approving, on an interim basis, the financing to be provided pursuant to the DIP Credit Agreement. The DIP Credit Agreement was entered into by and among the Company, as borrower, the DIP Lenders and the DIP Agent. A final order approving the agreement was entered by the Court on December 23, 2019.
The DIP Credit Agreement provides for a senior secured superpriority debtor-in-possession credit facility in the aggregate principal amount of up to $425 million consisting of (i) a new money revolving loan facility in an aggregate principal amount of approximately $236.2 million, which may be in the form of revolving loans or, subject to a sub-limit of $25 million, the form of letters of credit and (ii) term loans refinancing the aggregate principal amount of all outstanding loans under our prepetition Credit Agreement as of the Petition Date.
In connection with the execution of the DIP Credit Agreement, we paid certain arrangement fees of approximately $14.0 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility.
As of December 31, 2019, we had total outstanding borrowings of $258.8 million under the DIP Credit Agreement, consisting of $188.8 million outstanding for our term loans portion and $70.0 million outstanding for our revolving loan facility portion. Our average daily balance under the DIP Credit Agreement during the year ended December 31, 2019 was $200.9 million. There were no letters of credit issued under the DIP Credit Agreement as of December 31, 2019.
Our obligations under the DIP Facility are guaranteed by all of our subsidiaries that are debtors-in-possession in the Chapter 11 Cases. In addition, subject to the terms of the Final Order entered on December 23, 2019, the claims of the DIP Lenders are (i) entitled superpriority administrative expense claim status and (ii) subject to certain customary exclusions in the credit documentation, secured by (x) a perfected first priority lien on all property of the Loan Parties not subject to valid, perfected and non-avoidable liens in existence on the Petition Date, (y) a perfected first priority priming lien on collateral under the Senior Secured Revolving Credit Facility and (z) a perfected junior lien on all property of the Loan Parties and the proceeds thereof that are subject to valid, perfected and non-avoidable liens in existence on the Petition Date or valid and non-avoidable liens in existence on the Petition Date that are perfected subsequent to the Petition Date to the extent permitted by Section 546(b) of the Bankruptcy Code, in each case subject to a carve-out for the debtors-in-possession’s professional fees and certain liens permitted by the terms of the DIP Credit Agreement.
The scheduled maturity date of the DIP facility is August 14, 2020. However, we may elect to extend the scheduled maturity date by an additional three months subject to the satisfaction of certain conditions, including the payment of an extension fee of 0.50% of the aggregate principal amount of the DIP loans and commitments outstanding. The DIP loans bears interest at an interest rate per annum equal to, at the Company's option (i) LIBOR plus 7.0% or (ii) the base rate plus 6.0%. In addition, borrowings under the DIP revolving facility are limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount is equal to 65% of the appraised value of certain of our real property and equipment less the carve-out amount referenced above and the aggregate principal amount of DIP term loans. Our ability to borrow is also limited by the condition that our unrestricted cash (less budgeted disbursements for the immediately succeeding week and the carve-out) does not exceed $30 million after giving effect to such borrowing.
Under the DIP Credit Agreement, we may make optional prepayments of the DIP Loans, in whole or in part, without penalty (other than applicable breakage and redeployment costs and the payment of certain other fees as more fully set forth in the DIP Credit Agreement). In addition, subject to certain exceptions and conditions described in the DIP Credit Agreement, we are obligated to prepay the obligations thereunder with the net cash proceeds of certain asset sales and with casualty insurance proceeds. Furthermore, we are required to prepay obligations to the extent (i) revolving exposure under the DIP revolving facility exceeds the greater of the revolving commitments and the borrowing base or (ii) our unrestricted cash (less budgeted disbursements for the immediately succeeding week and the carve-out) exceeds $30 million for a period of 5 consecutive business days.
The DIP Credit Agreement also contains customary representations, warranties and covenants that are typical and customary for debtors-in-possession facilities of this type, including, but not limited to, specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreement also contains customary events of default, including as a result of certain events occurring in the Chapter 11 Cases. Furthermore, the DIP Credit Agreement requires us to comply with a variance covenant that compares actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the DIP budgets delivered to the DIP agent and DIP lenders on or prior to the closing date and updated periodically thereafter pursuant to the terms of the DIP Credit Agreement.
In addition, on February 10, 2020, the Company entered into the first amendment to the DIP Credit Agreement (the “First DIP Amendment”) to extend several of the milestone dates set forth in the DIP Credit Agreement, including extending from February 10, 2020 to February 24, 2020 the date by which the Company must elect whether it intends to pursue a sale of its assets under Section 363 of Title 11 of the U.S. Code or a plan of reorganization, and if it elects a sale to file a motion seeking approval thereof.
Dean Foods Receivables Securitization Facility — We have a $425 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes.
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
On November 14, 2019, we amended and restated the Existing RPA to continue the receivables securitization facility during the Chapter 11 cases. The amendment and restatement had been previously approved by the Bankruptcy Court on November

13, 2019. The amendment and restatement, among other things, (i) modifies certain covenants, representations, events of default and cross defaults arising as a result of the commencement of the Chapter 11 Cases, (ii) modifies the other rights and obligations of the parties to the facility in order to give effect to, and in certain instances be subject to, orders of the Court from time to time, (iii) reduces the total size of the facility from $450 million to $425 million, with a corresponding reduction to availability thereunder, (iv) modifies certain pricing terms and fees payable under the facility, (v) makes certain other amendments, including in order to give effect to future issuances of letters of credit and (vi) grants superpriority administrative expense claim status to certain indemnification, performance guaranty and other obligations of certain of the debtors-in-possession under the receivables securitization facility documents. It also adjusted the maturity date to August 14, 2020. The Bankruptcy Court approved this amendment and restatement pursuant to a final order on December 23, 2019.
On February 10, 2020, we further amended the receivables purchase agreement to give effect to the First DIP Amendment for purposes of our compliance with the covenants under receivables securitization facility.
In connection with certain of the amendments to the receivables purchase agreement during the year, we paid certain arrangement fees of approximately $10.8 million to lenders and other fees of approximately $0.6 million, which were capitalized and will be amortized to interest expense over the remaining term of the facility. Additionally, we wrote off $2.2 million of unamortized deferred financing costs in connection with the amendments.
The receivables purchase agreement contains covenants consistent with those contained in the prior Credit Agreement.
Based on the monthly borrowing base formula, we had the ability to borrow up to $425.0 million of the total commitment amount under the receivables securitization facility as of December 31, 2019. The total amount of receivables sold to these entities as of December 31, 2019 was $530.1 million. During the year ended December 31, 2019, we borrowed $0.7 billion and repaid $0.7 billion under the facility with a remaining balance of $180.0 million as of December 31, 2019. In addition to letters of credit in the aggregate amount of $236.7 million that were issued but undrawn, the remaining available borrowing capacity was $8.3 million at December 31, 2019. Our average daily balance under this facility during the year ended December 31, 2019 was $246.0 million. The receivables securitization facility bears interest at a variable rate based upon commercial paper and one-month LIBO rates plus an applicable margin based on our total net leverage ratio.
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
In connection with the issuance of the 2023 Notes, we paid certain arrangement fees of approximately $7.0 million to initial purchasers and other fees of approximately $1.8 million, which were deferred and netted against the outstanding debt balance, and were amortized to interest expense over the remaining term of the 2023 Notes. In connection with the bankruptcy filing, we wrote off $3.6 million of unamortized deferred financings costs.
The 2023 Notes are our senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by our subsidiaries that guarantee obligations under the Credit Facility.
The 2023 Notes were scheduled to mature on March 15, 2023. However, as a result of the Bankruptcy Petitions, the payment obligations under the 2023 Notes were accelerated.
The carrying value under the 2023 Notes at December 31, 2019 was $700.0 million. Due to the unsecured nature of the 2023 Notes, the full amount outstanding was reclassified as Liabilities Subject to Compromise on the Consolidated Balance Sheet and is no longer included as part of long-term debt. See Note 2 for additional information.
See Note 12 for information regarding the fair value of the 2023 Notes as of December 31, 2019 and 2018.
Capital Lease Obligations and Other — Capital lease obligations of $6.3 million and $1.6 million as of December 31, 2019 and 2018, respectively, were primarily comprised of our leases for information technology equipment. See Note 20.

12.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. As of December 31, 2019 and 2018, our derivatives recorded at fair value in our Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Commodities contracts — current(1)	$576	$11	$1,364	$4,328
Commodities contracts — non-current(2)	—	—	—	—
Total derivatives	$576	$11	$1,364	$4,328

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 is as follows (in thousands):

	Fair Value as of December 31, 2019	Level 1	Level 2	Level 3
Assets — Commodities contracts	$576	$—	$576	$—
Liabilities — Commodities contracts	1,364	—	1,364	—
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 is as follows (in thousands):

	Fair Value as of December 31, 2018	Level 1	Level 2	Level 3
Assets — Commodities contracts	$11	$—	$11	$—
Liabilities — Commodities contracts	4,328	—	4,328	—

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

	2019		2018
	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
	(In thousands)
Dean Foods Company senior notes due 2023	$700,000	$101,780	$700,000	$560,000

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Total	Level 1	Level 2	Level 3
Mutual funds	1,943	—	1,943	—
The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$6	$—	$6	$—
Mutual funds	1,693	—	1,693	—

13.     COMMON STOCK AND SHARE-BASED COMPENSATION
Our authorized shares of capital stock include one million shares of preferred stock and 250 million shares of common stock with a par value of $0.01 per share.

Cash Dividends — In accordance with our cash dividend policy, holders of our common stock will receive dividends when and as declared by our Board of Directors. From 2015 through 2018, all awards of restricted stock units, performance stock units and phantom shares provided for cash dividend equivalent units, which vested in cash at the same time as the underlying award. In February 2019, our Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. As a result, no dividends were paid in the year ended December 31, 2019. Quarterly dividends of $0.09 per share were paid in each quarter of 2018 through September 30, 2018, and a quarterly dividend of $0.03 per share was paid in December 2018, totaling approximately $27.4 million for the year ended December 31, 2018. Quarterly dividends of $0.09 per share were paid in each quarter of 2017, totaling approximately $32.7 million for the year ended December 31, 2017. Dividends are presented as a reduction to retained earnings in our Consolidated Statement of Stockholders’ Equity unless we have an accumulated deficit as of the end of the period, in which case they are reflected as a reduction to additional paid-in capital.
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
As of December 31, 2019, we had approximately 8.5 million shares, in the aggregate, available for grant under the 2016 Plan.
On February 23, 2020, the Compensation Committee of the Company's Board of Directors approved the cancellation of all outstanding awards under the 2016 Plan, excluding restricted stock awards to non-employee directors, effective as of November 12, 2019. These outstanding awards include all outstanding restricted stock units, performance stock units, phantom shares and stock options discussed below. The restricted stock awards to non-employee directors now have an accelerated vesting date of March 31, 2020. All canceled awards will be returned to the aggregate shares available for grant under the 2016 Plan.
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

The following table summarizes RSU activity during the year ended December 31, 2019:

	Employees	Non-Employee Directors	Total
RSUs outstanding at January 1, 2019	840,431	140,539	980,970
RSUs granted	1,664,256	268,373	1,932,629
Shares issued upon vesting of RSUs	(239,509)	(93,670)	(333,179)
RSUs canceled or forfeited(1)	(1,717,354)	(17,528)	(1,734,882)
RSUs outstanding at December 31, 2019	547,824	297,714	845,538
Weighted-average per share grant date fair value	$3.09	$4.84	$3.71

(1)
Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Any stock units surrendered or canceled in satisfaction of participants’ tax withholding obligations are not available for future grants under the plans.

The following table summarizes information about our RSU grants and RSU expense during the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Year Ended December 31
	2019	2018	2017
Total intrinsic value of RSUs vested/distributed during the period	$1,565	$2,496	$7,960
Weighted-average grant date fair value of RSUs granted	2.82	8.92	17.91
Tax benefit related to RSU expense	516	972	2,071

At December 31, 2019, there was $1.9 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.24 years.
Performance Stock Units — In 2016, we began granting performance stock units ("PSUs") as part of our long-term incentive compensation program. PSUs cliff vest and settle in shares of our common stock at the end of a three-year performance period contingent upon the achievement of specific performance goals established for each calendar year during the performance period. The PSUs are deemed granted in three separate one year tranches on the dates in which our Compensation Committee establishes the applicable annual performance goals. The number of shares that may be earned at the end of the vesting period may range from zero to 200 percent of the target award amount based on the achievement of the performance goals. The fair value of PSUs is estimated using the market price of our common stock on the date of grant, and we recognize compensation expense ratably over the vesting period for the portion of the award that is expected to vest. The fair value of the PSUs is remeasured at each reporting period. The following table summarizes PSU activity during the year ended December 31, 2019:

	PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	291,773	$9.94
Granted	761,335	3.06
Vested	(26,734)	18.93
Forfeited	(472,891)	3.37
Performance adjustment(1)	(240,761)	8.92
Outstanding at December 31, 2019	312,722	$3.15

(1)
Represents an adjustment to the 2018 tranche of the 2016, 2017 and 2018 PSU awards based on actual performance during the 2018 annual performance period in relation to the established performance goal for that period. The actual performance for the 2018 annual performance period was certified by the Compensation Committee of our Board of Directors in the first quarter of 2019.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets. The following table summarizes the phantom share activity during the year ended December 31, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2019	2,007,427	$11.35
Granted	5,102,334	2.84
Converted/paid	(864,364)	12.14
Forfeited	(1,526,346)	4.72
Outstanding at December 31, 2019	4,719,051	$4.15

Restricted Stock — We offer our non-employee directors the option to receive certain compensation for services rendered in either cash or shares of restricted stock equal to 150% of the fee amount. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the year ended December 31, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2019	87,526	$8.44
Restricted shares granted	156,961	1.42
Restricted shares vested	(88,164)	4.59
Unvested at December 31, 2019	156,323	$3.56

Stock Options — We did not grant any stock options during 2017, 2018 or 2019. At December 31, 2019, there was no remaining unrecognized stock option expense related to unvested awards.
Under the terms of our stock option plans, employees and non-employee directors may be granted options to purchase our stock at a price equal to the market price on the date the option is granted.
The following table summarizes stock option activity during the year ended December 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2019	385,538	$14.55
Forfeited and canceled(1)	(244,144)	16.36
Options outstanding and exercisable at December 31, 2019(2)	141,394	11.43	0.84	$—

(1)
Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants. Effective May 15, 2013, any stock options surrendered or canceled in satisfaction of participants' exercise proceeds or tax withholding obligation will no longer become available for future grants under the plans.

(2)	As of December 31, 2019, there were no remaining unvested stock options.

The following table summarizes information about options outstanding and exercisable at December 31, 2019:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$ 8.96	34,706	1.14	$8.96
10.44	33,426	2.13	10.44
12.60	61,711	0.12	12.60
15.42	11,551	0.09	15.42

The following table summarizes additional information regarding our stock option activity (in thousands):

	Year Ended December 31
	2019	2018	2017
Intrinsic value of options exercised	$—	$—	$427
Fair value of shares vested	—	—	—
Tax benefit related to stock option expense	—	—	—

During the years ended December 31, 2019 and 2018, there were no stock option exercises.
Share-Based Compensation Expense — The following table summarizes the share-based compensation expense related to equity-based awards recognized during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31
	2019		2018		2017
RSUs	$2,063		$4,935		$5,969
PSUs	(287)	(1)	(68)	(1)	(2,395)	(1)
Phantom shares	607		3,028		7,447
Total	$2,383		$7,895		$11,021

(1)
The net credit to PSU expense for the years ended December 31, 2019, 2018 and 2017 is primarily the result of lower expected performance (relative to the established performance metric) associated with the 2019, 2018 and 2017 tranches of these awards, respectively.

14.     EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the weighted average number of common shares issued and outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the year ended December 31, 2019 as we incurred a loss from continuing operations for this period and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Year Ended December 31
	2019	2018	2017
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(500,734)	$(332,230)	$47,422
Net loss attributable to non-controlling interest	862	458	—
Income (loss) from continuing operations attributable to Dean Foods Company	$(499,872)	$(331,772)	$47,422
Denominator:
Average common shares	91,777,119	91,327,846	90,899,284
Basic earnings (loss) per share from continuing operations attributable to Dean Foods Company	$(5.45)	$(3.63)	$0.52
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(500,734)	$(332,230)	$47,422
Net loss attributable to non-controlling interest	862	458	—
Income (loss) from continuing operations attributable to Dean Foods Company	$(499,872)	$(331,772)	$47,422
Denominator:
Average common shares — basic	91,777,119	91,327,846	90,899,284
Stock option conversion(1)	—	—	119,284
RSUs and PSUs(2)	—	—	255,426
Average common shares — diluted	91,777,119	91,327,846	91,273,994
Diluted earnings (loss) per share from continuing operations attributable to Dean Foods Company	$(5.45)	$(3.63)	$0.52
(1) Anti-dilutive common shares excluded	183,685	436,473	880,541
(2) Anti-dilutive stock units excluded	1,541,276	1,086,206	442,047

15.     ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during the year ended December 31, 2019 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance, December 31, 2018	$(93,826)	$(4,781)	$(98,607)
Other comprehensive loss before reclassifications	4,144	—	4,144
Amounts reclassified from accumulated other comprehensive loss(1)	9,300	—	9,300
Net current-period other comprehensive loss	13,444	—	13,444
Balance, December 31, 2019	$(80,382)	$(4,781)	$(85,163)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Notes 16 and 17.

The changes in accumulated other comprehensive loss by component, net of tax, during the year ended December 31, 2018 were as follows (in thousands):

	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total
Balance, December 31, 2017	$(73,629)	$(4,781)	$(78,410)
Other comprehensive income before reclassifications	(9,971)	—	(9,971)
Amounts reclassified from accumulated other comprehensive loss(1)	6,621	—	6,621
Net current-period other comprehensive income	(3,350)	—	(3,350)
Reclassification of stranded tax effects related to the Tax Act(2)	(16,847)	—	(16,847)
Balance, December 31, 2018	$(93,826)	$(4,781)	$(98,607)

(1)
The accumulated other comprehensive loss reclassification is related to amortization of unrecognized actuarial losses and prior service costs, both of which are included in the computation of net periodic pension cost. See Notes 16 and 17.

(2)	See Note 1 for additional details on the adoption of ASU No. 2018-02 during the first quarter of 2018.
16.     EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS
We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multiemployer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2019, 2018 and 2017, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Defined benefit plans	$9,232	$5,547	$6,717
Defined contribution plans	18,239	18,968	19,562
Multiemployer pension and certain union plans	29,045	27,181	29,231
Total	$56,516	$51,696	$55,510

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under Employee Retirement Income Security Act regulations plus additional amounts as we deem appropriate.
Included in accumulated other comprehensive loss at December 31, 2019 and 2018 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1.8 million ($1.3 million net of tax) and $2.2 million ($1.7 million net of tax), respectively, and unrecognized actuarial losses of $112.3 million ($79.8 million net of tax) and $128.2 million ($96.3 million net of tax), respectively. Prior service costs and actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the year ending December 31, 2020 are $0.4 million ($0.3 million net of tax) and $8.1 million ($6.0 million net of tax), respectively.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2019 and 2018, and the funded status of the plans at December 31, 2019 and 2018 are as follows:

	December 31
	2019	2018
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$314,098	$349,784
Service cost	2,688	2,928
Interest cost	12,335	11,311
Plan amendments	—	—
Actuarial (gain) loss	43,455	(26,820)
Benefits paid	(24,251)	(23,105)
Benefit obligation at end of year	348,325	314,098
Change in plan assets:
Fair value of plan assets at beginning of year	299,208	344,760
Actual return (loss) on plan assets	65,423	(23,276)
Employer contributions	704	829
Benefits paid	(24,251)	(23,105)
Fair value of plan assets at end of year	341,084	299,208
Funded status at end of year	$(7,241)	$(14,890)

The underfunded status of the plans of $7.2 million at December 31, 2019 is recognized in our Consolidated Balance Sheet and includes $1.7 million classified as a noncurrent pension asset, $8.1 million classified as a noncurrent pension liability, and $0.9 million classified as a current accrued pension liability. We do not expect any plan assets to be returned to us during the year ending December 31, 2020. We do not currently expect to make any contributions to the pension plans in 2020.
A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2019 and 2018 follows:

	December 31
	2019	2018
Weighted average discount rate	3.35%	4.38%
Rate of compensation increase	3.70%	3.70%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2019, 2018 and 2017 follows:

	Year Ended December 31
	2019	2018	2017
Effective discount rate for benefit obligations	4.38%	3.69%	4.29%
Effective rate for interest on benefit obligations	4.04%	3.32%	3.56%
Effective discount rate for service cost	4.46%	3.79%	4.51%
Effective rate for interest on service cost	4.18%	3.51%	3.91%
Expected return on assets	5.50%	5.25%	6.25%
Rate of compensation increase	3.70%	3.70%	3.70%

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,688	$2,928	$3,007
Interest cost	12,335	11,311	11,709
Expected return on plan assets	(15,984)	(17,644)	(19,030)
Amortizations:
Prior service cost	431	431	706
Unrecognized net loss	9,762	8,521	10,325
Effect of settlement	—	—	—
Net periodic benefit cost	$9,232	$5,547	$6,717

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
Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2019	2018
	(In millions)
Projected benefit obligation	$348.3	$314.1
Accumulated benefit obligation	345.9	311.7
Fair value of plan assets	341.1	299.2

The accumulated benefit obligation for all defined benefit plans was $345.9 million and $311.7 million at December 31, 2019 and 2018, respectively.
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
At December 31, 2019, our master trust was invested as follows: investments in equity securities were at 31%; investments in fixed income were at 69%; and cash equivalents were less than 1%. We believe the allocation of our master trust investments as of December 31, 2019 is generally consistent with the targets set forth by our Investment Committee.
Estimated pension plan benefit payments to participants for the next ten years are as follows:

2020	$18.7	million
2021	19.2	million
2022	19.8	million
2023	19.9	million
2024	20.3	million
Next five years	102.7	million

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair values by category of inputs as of December 31, 2019 were as follows (in thousands):

	Fair Value as of December 31, 2019	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$426	$426	$—	$—
Index Funds:
U.S. Equities(a)	100,762	—	100,762	—
Equity Funds(b)	6,701	—	6,701	—
Total Equity Securities	107,889	426	107,463	—
Fixed Income:
Bond Funds(c)	228,652	—	228,652	—
Diversified Funds(d)	2,620	—	—	2,620
Total Fixed Income	231,272	—	228,652	2,620
Cash Equivalents:
Short-term Investment Funds(e)	1,923	—	1,923	—
Total Cash Equivalents	1,923	—	1,923	—
Total	$341,084	$426	$338,038	$2,620

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.

(b)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% international stocks.

(c)	Represents investments primarily in U.S. dollar-denominated, investment grade bonds, including government securities, corporate bonds, and mortgage- and asset-backed securities.

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

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Diversified Funds	Partnerships/ Joint Ventures	Total
Balance at December 31, 2017	$2,700	$—	$2,700
Actual return on plan assets:
Relating to instruments still held at reporting date	76	—	76
Relating to instruments sold during the period	—	—	—
Purchases, sales and settlements (net)	(1,360)	—	(1,360)
Transfers in and/or out of Level 3	1,296	—	1,296
Balance at December 31, 2018	$2,712	$—	$2,712
Actual return on plan assets:
Relating to instruments still held at reporting date	78	—	78
Purchases, sales and settlements (net)	(787)	—	(787)
Transfers in and/or out of Level 3	617	—	617
Balance at December 31, 2019	$2,620	$—	$2,620

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

Our participation in these multiemployer plans for the year ended December 31, 2019 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2019 and 2018 is for the plans’ year-end at December 31, 2018 and December 31, 2017, respectively. The zone status is based on information that we obtained from each plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are in "critical" or "critical and declining" status and generally less than 65% funded, plans in the yellow zone are in "endangered" status and less than 80% funded, and plans in the green zone are in "healthy" status and at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP / RP Status Pending/ Implemented	Extended Amortization Provisions	Expiration Date of Associated Collective- Bargaining Agreement(s)
			2019	2018
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	May 31, 2020 - June 30, 2022
Central States, Southeast and Southwest Areas Pension Plan(2)	36-6044243	001	Red	Red	Implemented	No	February 1, 2020 - July 31, 2022
Retail, Wholesale & Department Store International Union and Industry Pension Fund(3)	63-0708442	001	Red	Red	Implemented	Yes	January 29, 2020 - September 8, 2022
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(4)	23-6283288	001	Red	Red	Implemented	Yes	August 31, 2020 - September 30, 2022

(1)
We are party to approximately 12 collective bargaining agreements that require contributions to this plan. These agreements cover a large number of employee participants and expire on various dates between 2020 and 2022. The agreement expiring in March 2021 is the most significant as 40% of our employee participants in this plan are covered by that agreement.

(2)
There are approximately 16 collective bargaining agreements that govern our participation in this plan. The agreements expire on various dates between 2020 and 2022. Approximately 43%, 32%, and 25% of our employee participants in this plan are covered by the agreements expiring in 2020, 2021, and 2022 respectively.

(3)
We are subject to approximately eight collective bargaining agreements with respect to this plan. Approximately 45%, 54%, and 1% of our employee participants in this plan are covered by the agreements expiring in 2020, 2021, and 2022 respectively.

(4)
We are party to six collective bargaining agreements with respect to this plan. The agreement expiring in September 2020 is the most significant as approximately 59% of our employee participants in this plan are covered by that agreement.

Information regarding our contributions to our multiemployer pension plans is shown in the table below. There are no changes that materially affected the comparability of our contributions to each of these plans during the years ended December 31, 2019, 2018 and 2017.

Pension Fund	Employer Identification Number	Pension Plan Number	Dean Foods Company Contributions (in millions)
			2019	2018	2017	Surcharge Imposed(3)
Western Conference of Teamsters Pension Plan	91-6145047	001	$14.1	$14.0	$13.2	No
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	001	9.2	9.5	9.5	No
Retail, Wholesale & Department Store International Union and Industry Pension Fund(1)	63-0708442	001	1.5	1.3	1.3	No
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(1)	23-6283288	001	2.2	2.1	2.1	No
Other Funds(2)			2.0	0.3	3.1
Total Contributions			$29.0	$27.2	$29.2

(1)
During the 2018 and 2017 plan years, our contributions to these plans exceeded 5% of total plan contributions. At the date of filing of this Annual Report on Form 10-K, Forms 5500 were not available for the plan years ending in 2019.

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

17.     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and co-insurance provisions subject to certain lifetime maximums.
Included in accumulated other comprehensive loss at December 31, 2019 and 2018 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $0.2 million ($0.2 million net of tax) and $0.3 million ($0.2 million net of tax), respectively, and unrecognized actuarial gains of $3.1 million ($2.3 million net of tax) and $6.1 million ($4.6 million net of tax), respectively. The prior service cost and actuarial gains included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit cost during the year ending December 31, 2020 is $0.1 million ($0.1 million net of tax) and $0.6 million ($0.5 million net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2019	2018
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$29,914	$31,866
Service cost	616	679
Interest cost	1,124	941
Employee contributions	257	316
Actuarial (gain) loss	1,840	(1,959)
Benefits paid	(1,960)	(1,929)
Benefit obligation at end of year	31,791	29,914
Fair value of plan assets at end of year	—	—
Funded status	$(31,791)	$(29,914)

The unfunded portion of the liability of $31.8 million at December 31, 2019 is recognized in our Consolidated Balance Sheet and, upon our bankruptcy filing, is classified as Liabilities Subject to Compromise. See Note 2 for additional information.
A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2019 and 2018 follows:

	December 31
	2019	2018
Healthcare inflation:
Healthcare cost trend rate assumed for next year	6.52%	6.43%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year of ultimate rate achievement	2038	2038
Weighted average discount rate	3.20%	4.26%

A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	Year Ended December 31
	2019	2018	2017
Healthcare inflation:
Healthcare cost trend rate assumed for next year	6.43%	6.72%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%
Year of ultimate rate achievement	2038	2038	2038
Effective discount rate for benefit obligations	4.26%	3.53%	3.97%
Effective rate for interest on benefit obligations	3.93%	3.16%	3.32%
Effective discount rate for service cost	4.46%	3.77%	4.44%
Effective rate for interest on service cost	4.29%	3.59%	4.08%

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

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$1,740	$1,620	$1,545
Amortizations:
Prior service cost	92	92	92
Unrecognized net (gain) loss	(605)	(472)	(457)
Net periodic benefit cost	$1,227	$1,240	$1,180
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$231	$(191)
Effect on postretirement obligation	3,333	(2,568)

We expect to contribute $2.5 million to the postretirement health care plans in 2020. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2020	$2.5	million
2021	2.3	million
2022	2.2	million
2023	2.2	million
2024	2.2	million
Next five years	10.9	million

18.	ASSET IMPAIRMENT CHARGES AND PREPETITION FACILITY CLOSING AND RESTRUCTURING COSTS
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
Testing the assets for recoverability involves developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. Other inputs are based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets. As the inputs for testing recoverability are largely based on management’s judgments and are not generally observable in active markets, we consider such measurements to be Level 3 measurements in the fair value hierarchy. See Note 12.
The results of our 2019 impairment analysis indicated an impairment of our property, plant, and equipment at 13 of our production facilities, totaling $155.9 million. The impairments were the result of declines in operating cash flows at these production facilities on both a historical and forecasted basis. These impairment charges were recorded during the year ended December 31, 2019.
For the year ended December 31, 2018, the results of our analysis indicated an impairment of our property, plant, and equipment at five of our production facilities, totaling $13.7 million. The impairments were the result of declines in operating cash flows at these production facilities on both a historical and forecasted basis.
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
Prepetition Facility Closing and Restructuring Costs
Costs associated with approved plans within our ongoing network optimization and reorganization strategies are summarized as follows:

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Closure of facilities, net(1)	$11,608	$60,460	$12,703
Organizational effectiveness(2)	—	(331)	12,210
Enterprise-wide cost productivity plan(3)	5,409	14,863	—
Prepetition facility closing and restructuring costs, net	$17,017	$74,992	$24,913

(1)
Reflects charges, net of gains on the sales of assets, associated with closed facilities that were incurred in 2019, 2018 and 2017. These charges are primarily related to facility closures in McKinney, TX; Braselton, GA; Louisville, KY; Erie, PA; Huntley, IL; Thief River Falls, MN; Lynn, MA; Livonia, MI; Richmond, VA; Orem, UT; New Orleans, LA; Rochester, IN; Riverside, CA; Denver, CO; and Buena Park, CA. We have incurred net charges to date of $123.1 million related to these facility closures through December 31, 2019. We expect to incur additional charges related to these facility closures of approximately $4.1 million related to shutdown, contract termination and other costs.

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

Activity for 2019 and 2018 with respect to prepetition facility closing and restructuring costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2017	Charges and Adjustments	Payments	Accrued Charges at December 31, 2018	Charges and Adjustments	Payments	Accrued Charges at December 31, 2019(1)
	(In thousands)
Cash charges:
Workforce reduction costs	$5,863	$27,460	$(20,110)	$13,213	$4,920	$(11,603)	$6,530
Shutdown costs	—	7,349	(7,349)	—	6,859	(6,859)	—
Lease obligations after shutdown	2,606	143	(1,381)	1,368	320	(1,141)	547
Other	—	465	(465)	—	2,665	(2,665)	—
Subtotal	$8,469	35,417	$(29,305)	$14,581	14,764	$(22,268)	$7,077
Non-cash charges:
Write-down of assets(2)		45,450			5,109
(Gain) loss on sale of related assets		(6,062)			(2,950)
Other, net		187			94
Subtotal		39,575			2,253
Total		$74,992			$17,017

(1)
As a result of the bankruptcy filing, all accrued charges at December 31, 2019 were reclassified as Liabilities Subject to Compromise on the Consolidated Balance Sheet. See Note 2 for additional information.

(2)
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

19.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$66,376	$54,178	$60,403
Cash paid for bankruptcy-related transactions	24,900	—	—
Net cash paid (received) for taxes	(2,136)	(335)	(3,063)
Non-cash additions to property, plant and equipment, including capital leases	23,017	17,088	8,879

20.     COMMITMENTS AND CONTINGENCIES
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

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America, Inc. (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our continued focus on cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.
Insurance — We use a combination of insurance and self-insurance for a number of risks, including property, workers’ compensation, general liability, automobile liability, product liability and employee health care utilizing high deductibles. Deductibles vary due to insurance market conditions and risk. Liabilities associated with these risks are estimated considering historical claims experience and other actuarial assumptions. Based on current information, we believe that we have established adequate reserves to cover these claims. At December 31, 2019 and 2018, we recorded accrued liabilities related to these retained risks of $93.5 million and $142.0 million, respectively, including both current and long-term liabilities.
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
21.     SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION
Segment Information — We operate as a single reportable segment in manufacturing, marketing, selling and distributing a wide variety of branded and private label dairy and dairy case products. We operate 56 manufacturing facilities which are geographically located largely based on local and regional customer needs and other market factors. We manufacture, market and distribute a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct-to-store delivery systems in the United States. Our Chief Executive Officer evaluates the performance of our business based on operating income or loss before prepetition facility closing and restructuring costs, litigation settlements, impairments of long-lived assets, gains and losses on the sale of businesses and certain other non-recurring gains and losses.
Geographic Information — Net sales related to our foreign operations comprised less than 1% of our consolidated net sales during the years ended December 31, 2019, 2018 and 2017. None of our long-lived assets are associated with our foreign operations.
Significant Customers — Our largest customer accounted for approximately 15.3%, 15.3%, and 17.5% of our consolidated net sales in 2019, 2018 and 2017, respectively. As disclosed in Note 1, on a prospective basis, effective January 1, 2018, we began reporting sales of excess raw materials within the net sales line of our Consolidated Statements of Operations. As such, the computation, and comparison, of the percentages of our largest customer between fiscal periods is impacted by the change in the presentation of excess raw material sales.

22.     QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2019 and 2018:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2019
Net sales	$1,795,434	$1,843,498	$1,849,710	$1,840,021
Gross profit	373,753	379,480	350,341	336,158
Loss from continuing operations(1)	(61,827)	(64,863)	(79,393)	(294,651)
Net loss	(61,827)	(64,863)	(79,393)	(294,721)
Net loss attributable to Dean Foods Company	(61,574)	(64,471)	(79,254)	(294,643)
Loss per common share from continuing operations attributable to Dean Foods Company(2):
Basic	$(0.67)	$(0.70)	$(0.86)	$(3.22)
Diluted	$(0.67)	$(0.70)	$(0.86)	$(3.22)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2018
Net sales	$1,980,507	$1,951,230	$1,894,066	$1,929,480
Gross profit	448,503	432,784	390,597	383,394
Loss from continuing operations(3)	(265)	(42,016)	(26,648)	(263,301)
Net loss	(265)	(40,094)	(26,648)	(260,351)
Net loss attributable to Dean Foods Company	(265)	(40,094)	(26,424)	(260,117)
Loss per common share from continuing operations attributable to Dean Foods Company(2):
Basic	$—	$(0.46)	$(0.29)	$(2.88)
Diluted	$—	$(0.46)	$(0.29)	$(2.88)

(1)
Loss from continuing operations for the first, second, third and fourth quarters of 2019 includes prepetition facility closing and restructuring costs, net of tax and gains on sales of assets, of $3.2 million, $5.5 million, $2.8 million and $1.1 million, respectively. See Note 18. The results for the second and fourth quarters of 2019 include impairments of our property, plant and equipment totaling $11.9 million and $144.0 million, respectively. See Note 18. The results for the fourth quarter of 2019 include a trademark impairment of $21.5 million. See Note 7. The results for the fourth quarter of 2019 also include reorganization items related to our bankruptcy proceedings of $44.5 million. See Note 2.

(2)
Loss per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year loss per common share amount.

(3)
Loss from continuing operations for the first, second, third and fourth quarters of 2018 includes prepetition facility closing and restructuring costs, net of tax and gains on sales of assets, of $6.4 million, $51.2 million, $(2.0) million and $1.2 million, respectively. See Note 18. The results for the second and fourth quarters of 2018 include impairments of our property, plant and equipment totaling $2.2 million and $11.5 million, respectively. See Note 18. The results for the fourth quarter of 2018 include a goodwill impairment of $190.7 million. See Note 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Dean Foods Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (Debtors-in-Possession) (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Code in the United States Bankruptcy Court for the Southern District of Texas on November 11, 2019, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Bankruptcy Proceedings
As discussed in Note 1 and Note 2 to the financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
Changes in Accounting Principle
As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company changed its method of accounting for leases due to the adoption of the new lease standard. The Company adopted the new lease standard using the prospective approach.
As discussed in Note 1 to the financial statements, effective January 1, 2018, the Company changed its method of accounting for revenue from contracts with customers due to adoption of the new revenue standard. The Company adopted the new revenue standard using a modified retrospective approach.
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
March 20, 2020
We have served as the Company’s auditor since 1988.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent evaluation, our CEO and CFO have concluded that our Disclosure Controls and procedures were not effective as of December 31, 2019 due to the existence of material weaknesses in our internal controls over financial reporting described below.
Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. Additionally, the material weaknesses did not result in any restatements of our consolidated financial statements or disclosures for any prior period.
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, our internal control over financial reporting environment may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
We have assessed the effectiveness of our internal control over financial reporting and concluded that they were not effective as of December 31, 2019. In making this assessment, we used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under these criteria, management believes that our internal control over financial reporting as of December 31, 2019, was not effective due to the existence of material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Control environment
We did not maintain an effective control environment based on the criteria established in the COSO framework to enable the identification and mitigation of risks of accounting errors. Specifically, we were unable to attract, develop and retain competent individuals in alignment with our objectives. Following continuing declines in sales volumes and the results of our operations, we experienced significant turnover of key management, finance and accounting personnel and failed to adequately train our employees on business process controls. The material weakness in the control environment led to additional material weaknesses in our system of internal control.
Monitoring
We did not design and implement effective monitoring activities based on the criteria established in the COSO framework to enable appropriate monitoring to determine whether the components of internal control are present and functioning as established by the COSO framework. We did not monitor the transition of control activities during employee changes and departures.

Control activities
The material weaknesses noted above contributed to material weaknesses in the control activities component of our system of internal control based on the criteria established in the COSO framework. We did not develop written policies and procedures with a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential material errors timely. As a result, the following control deficiencies individually constitute material weaknesses at the account level.
Ineffective control over cash reconciliations
The controls within our cash account reconciliation process did not operate effectively. Specifically, we did not properly identify and timely correct differences in our cash accounts including aged and unresolved reconciling items.
Lease accounting
We failed to adequately design and implement controls related to the following areas within our lease accounting processes:

•	Reviews of new leases for appropriate classification and validity prior to entry into the lease accounting system,

•	Reviews for current and expiring leases to ensure the completeness and accuracy of the lease information contained in our reporting system,

•	Identifying new leases for entry into the accounting system during the performance of our reconciliations of lease payments to lease expenses.
Remediation activities
Our remediation activities are ongoing and we will continue our initiatives to hire and train competent personnel, effectively implement our internal controls over financial reporting and further document our policies, procedures, and internal controls. We will also test the ongoing operating effectiveness of the new and existing controls in future periods; however, the material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary to ensure that our consolidated financial statements are fairly stated in all material respects.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019. Deloitte & Touche LLP's opinion, as stated in their report which appears on page 45 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.
Changes in Internal Control over Financial Reporting
In addition to the material weaknesses described herein, during the fourth quarter of 2019, management implemented controls to ensure compliance with ASC 852 Reorganizations and its impact on our financial statements and related disclosures. We have also implemented controls related to our payment processes with respect to pre-petition and post-petition payments resulting from the filing of our voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Company has appropriately considered and integrated these changes into our control design and related tests of operating effectiveness of internal controls over financial reporting as of December 31, 2019.
Other than the material weaknesses and internal control changes described above, there have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

March 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Dean Foods Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 20, 2020, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s ability to continue as a going concern and the Company’s adoption of new accounting standards, and an emphasis-of-matter paragraph regarding the Company’s involvement in bankruptcy proceedings.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
Control environment - The Company did not maintain an effective control environment based on the criteria established in the COSO framework to enable the identification and mitigation of risks of accounting errors. Specifically, the Company was unable to attract, develop and retain competent individuals in alignment with control objectives and failed to adequately train employees on business process controls.

Monitoring - The Company did not design and implement effective monitoring activities based on the criteria established in the COSO framework to enable appropriate monitoring to determine whether the components of internal control are present and functioning as established by the COSO framework. The Company did not monitor the transition of control activities during employee changes and departures.
Control activities - The Company did not develop written policies and procedures with a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential material errors timely. As a result, the following control deficiencies individually constituted material weaknesses at the account level.
Ineffective control over cash - The controls within the cash account reconciliation process did not operate effectively. The Company did not properly identify and timely correct differences in cash accounts including aged and unresolved reconciling items.
Ineffective control over leases - The Company failed to adequately design and implement controls related to the following areas within the lease accounting processes:

•	Reviews of new leases for appropriate classification and validity prior to entry into the lease accounting system,

•	Reviews for current and expiring leases to ensure the completeness and accuracy of the lease information contained in the reporting system,

•	Identifying new leases for entry into the accounting system during the performance of reconciliations of lease payments to lease expenses.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and this report does not affect our report on such consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 20, 2020

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to an amendment to this report to be filed on Form 10-K/A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation
Incorporated herein by reference to an amendment to this report to be filed on Form 10-K/A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference to an amendment to this report to be filed on Form 10-K/A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to an amendment to this report to be filed on Form 10-K/A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services
Incorporated herein by reference to an amendment to this report to be filed on Form 10-K/A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements are filed as part of this Form 10-K or are incorporated herein as indicated:

Item 16.	Form 10-K Summary
Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.2	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012	August 7, 2012

3.3	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

3.4	Certificate of Amendment of Restated Certificate of Incorporation	Current Report on Form 8-K	May 20, 2014

3.5	Amended and Restated Bylaws	Current Report on Form 8-K	February 27, 2019

4.1	Specimen of Common Stock Certificate	Current Report on Form 8-K	August 15, 2013

4.2	Indenture, dated as of February 25, 2015, between Dean Foods Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K	March 3, 2015

4.3	Satisfaction and Discharge of Indenture	Current Report on Form 8-K	March 3, 2015

4.4	Description of Registrant's Common Stock	Filed Herewith

*10.1	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.2	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.3	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.4	Amendment No. 1 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.5	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.6	Amendment No. 3 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2016	February 22, 2017

*10.7	Dean Foods Company Amended and Restated Executive Severance Pay Plan.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2017	November 8, 2017

*10.8	Form of Change in Control Agreement for the Company’s Chief Executive Officer and Executive Vice Presidents	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	November 12, 2013

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.9	Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.10	Form of Change in Control Agreement for Senior Vice Presidents	Current Report on Form 8-K	January 17, 2019

*10.11	Dean Foods Company 2007 Stock Incentive Plan, as amended	Current Report on Form 8-K	May 20, 2013

*10.12	Amendment to the Dean Foods Company 2007 Stock Incentive Plan	Current Report on Form 8-K	November 18, 2014

*10.13	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.14	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.15	Form of Director’s Master Restricted Stock Agreement	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.16	Letter Agreement between the Company and Brad Cashaw dated February 10, 2016	Quarterly Report on Form 10-Q for the quarter ended June 30, 2016	August 8, 2016

*10.17	Letter Agreement, dated July 3, 2016, between Dean Foods Company and Russell F. Coleman	Quarterly Report on Form 10-Q for the quarter ended September 30, 2016	November 7, 2016

*10.18	Letter Agreement, dated August 31, 2016, between Dean Foods Company and Ralph P. Scozzafava	Quarterly Report on Form 10-Q for the quarter ended September 30, 2016	November 7, 2016

*10.19	Form of Indemnification Agreement	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

*10.20	Letter Agreement, dated January 2, 2018, between Dean Foods Company and Jody Macedonio	Current Report on Form 8-K	January 10, 2018

*10.21	Letter Agreement, dated January 9, 2018, between Dean Foods Company and Jody Macedonio	Current Report on Form 8-K	January 10, 2018

10.22	Credit Agreement, dated as of February 22, 2019, by and among the Company, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto	Current Report on Form 8-K	February 22, 2019

*10.23	Dean Foods Company 2019 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	March 11, 2019

10.24
First Amendment to Credit Agreement, dated as of June 28, 2019, by and among Dean Foods Company; the subsidiary guarantors thereto; the lenders party thereto; and Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent
		Current Report on Form 8-K	July 1, 2019

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.25	Offer Letter dated July 23, 2019 between Dean Foods Company and Eric Beringause	Current Report on Form 8-K	July 29, 2019

*10.26	Letter Agreement regarding Severance Benefits dated July 23, 2019 between Dean Foods Company and Eric Beringause	Current Report on Form 8-K	July 29, 2019

*10.27	Termination and Liquidation of Executive Deferred Compensation Plan and Post-2004 Executive Deferred Compensation Plan dated May 9, 2019	Quarterly Report on Form 10-Q for the quarter ended June 30, 2019	August 8, 2019

*10.28	Post-2004 Executive Deferred Compensation Plan Termination and Liquidation Amendment dated May 9, 2019	Quarterly Report on Form 10-Q for the quarter ended June 30, 2019	August 8, 2019

10.29	Augmenting Lender Supplement, dated August 27, 2019, by and among Dean Foods Company, ACF FinCo I LP, as lender, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent	Current Report on Form 8-K	August 27, 2019

10.30	Augmenting Lender Supplement, dated August 27, 2019, by and among Dean Foods Company, CIT Northbridge Funding I LLC, as lender, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent	Current Report on Form 8-K	August 27, 2019

10.31	Increasing Lender Supplement, dated August 27, 2019, by and among Dean Foods Company, CoBank, ACB, as lender, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent	Current Report on Form 8-K	August 27, 2019

*10.32	Amendment to Offer Letter, dated September 24, 2019, by and between Dean Foods Company and Eric Beringause	Current Report on Form 8-K	September 24, 2019

*10.33	Offer Letter dated May 8, 2019 between Dean Foods Company and Gary Rahlfs	Current Report on Form 8-K	September 24, 2019

*10.34	Offer Letter dated October 23, 2019 between Dean Foods Company and Gary Rahlfs	Current Report on Form 8-K	October 25, 2019

10.35
Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of November 14, 2019, by and among the Company, as borrower, certain of the other Debtors, the DIP Lenders and Rabo, as administrative agent and collateral agent for the DIP Lenders
		Current Report on Form 8-K	November 20, 2019

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.36
Ninth Amended and Restated Receivables Purchase Agreement, dated as of November 14, 2019, by and among Dairy Group Receivables L.P. and Dairy Group Receivables II, L.P., as sellers, the servicers, companies and financial institutions listed therein, and Rabo, as agent
		Current Report on Form 8-K	November 20, 2019

10.37	First Amendment to Senior Secured Superpriority Debtor-In-Possession Credit Agreement	Current Report on Form 8-K	February 11, 2020

10.38	Amendment No. 1 to Ninth Amended and Restated Receivables Purchase Agreement	Filed Herewith

10.39	Amendment No. 2 to Ninth Amended and Restated Receivables Purchase Agreement	Current Report on Form 8-K	February 11, 2020

10.40	Asset Purchase Agreement	Current Report on Form 8-K	February 18, 2020

10.41	Amendment No. 1 to Asset Purchase Agreement	Filed Herewith

10.42	Termination Agreement	Filed Herewith

10.43	Separation and Distribution Agreement, dated October 25, 2012, by and among Dean Foods Company, The WhiteWave Foods Company and WWF Operating Company	Annual Report on Form 10-K for the year ended December 31, 2012	February 27, 2013

10.44	Amended and Restated Tax Matters Agreement dated May 1, 2013 between Dean Foods Company and The WhiteWave Foods Company	Quarterly Report on Form 10-Q for the quarter ended March 31, 2013	May 9, 2013

*10.45	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.46	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.47	Form of Performance Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.48	Form of Phantom Shares Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	May 13, 2016

*10.49	Form of 2018 Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	March 7, 2018

*10.50	Form of 2018 Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	March 7, 2018

*10.51	Form of 2018 Performance Stock Unit Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	March 7, 2018

*10.52	Form of 2018 Phantom Shares Award Agreement under the Dean Foods Company 2016 Stock Incentive Plan	Current Report on Form 8-K	March 7, 2018

*10.53	Form of Short-Term Incentive Bonus Letter Agreement	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	November 12, 2019

*10.54	Form of Retention Award Letter Agreement	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019	November 12, 2019

21	List of Subsidiaries	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed electronically herewith

*	This exhibit is a management or compensatory contract.

Attached as Exhibit 101 to this report are the following materials from Dean Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (ii) the Consolidated Balance Sheets as of December 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

By:	/S/ JEFFERY S. DAWSON
Jeffery S. Dawson
Senior Vice President and Chief Accounting Officer
Dated March 20, 2020

Each person whose signature appears below authorizes Gary W. Rahlfs, Senior Vice President and Chief Financial Officer, and Kristy N. Waterman, Senior Vice President - General Counsel, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commissions in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

S-1

Name	Title	Date

/S/ JIM L. TURNER	Chairman of the Board	March 20, 2020
Jim L. Turner

/S/ ERIC BERINGAUSE	Chief Executive Officer and Director	March 20, 2020
Eric Beringause	(Principal Executive Officer)

/S/ GARY W. RAHLFS	Senior Vice President and Chief	March 20, 2020
Gary W. Rahlfs	Financial Officer
(Principal Financial Officer)

/S/ JEFFERY S. DAWSON	Senior Vice President and	March 20, 2020
Jeffery S. Dawson	Chief Accounting Officer
(Principal Accounting Officer)

/S/ JANET HILL	Director	March 20, 2020
Janet Hill

/S/ WAYNE MAILLOUX	Director	March 20, 2020
Wayne Mailloux

/S/ HELEN E. MCCLUSKEY	Director	March 20, 2020
Helen E. McCluskey

/S/ JOHN R. MUSE	Director	March 20, 2020
John R. Muse

/S/ B. CRAIG OWENS	Director	March 20, 2020
B. Craig Owens

S-2

SCHEDULE II
DEAN FOODS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018 and 2017

Description	Balance at Beginning of Period	Charged to (Reduction in) Costs and Expenses	Other	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2019
Allowance for doubtful accounts	$5,994	$1,936	$551	$(1,805)	$6,676
Deferred tax asset valuation allowances	40,966	118,125	(3,250)	—	155,841
Year ended December 31, 2018
Allowance for doubtful accounts	$5,583	$1,518	$290	$(1,397)	$5,994
Deferred tax asset valuation allowances	21,755	17,419	1,792	—	40,966
Year ended December 31, 2017
Allowance for doubtful accounts	$5,118	$3,610	$1,099	$(4,244)	$5,583
Deferred tax asset valuation allowances	12,048	9,707	—	—	21,755